Form 10-Q
period 2018-05-06
Broadcom Inc.
filed 2018-06-14
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 6, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-38449

Broadcom Inc.
(Exact name of registrant as specified in its charter)
Delaware		35-2617337
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1320 Ridder Park Drive San Jose, CA 95131-2313 (408) 433-8000
(Address, including zip code, of principal executive offices and registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of June 1, 2018, there were 431,680,880 shares of our common stock, $0.001 par value per share, outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 6, 2018

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	May 6, 2018	October 29, 2017

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$8,187	$11,204
Trade accounts receivable, net	2,749	2,448
Inventory	1,235	1,447
Other current assets	303	724
Total current assets	12,474	15,823
Long-term assets:
Property, plant and equipment, net	2,720	2,599
Goodwill	26,908	24,706
Intangible assets, net	12,346	10,832
Other long-term assets	488	458
Total assets	$54,936	$54,418
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$836	$1,105
Employee compensation and benefits	417	626
Current portion of long-term debt	117	117
Other current liabilities	754	681
Total current liabilities	2,124	2,529
Long-term liabilities:
Long-term debt	17,481	17,431
Other long-term liabilities	3,264	11,272
Total liabilities	22,869	31,232
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none and 22 shares issued and outstanding as of May 6, 2018 and October 29, 2017, respectively	—	—
Common stock and additional paid-in capital, $0.001 par value; 2,900 shares authorized; 436 and 409 shares issued and outstanding as of May 6, 2018 and October 29, 2017, respectively	24,305	20,505
Retained earnings (accumulated deficit)	7,868	(129)
Accumulated other comprehensive loss	(106)	(91)
Total Broadcom Inc. stockholders’ equity	32,067	20,285
Noncontrolling interest	—	2,901
Total stockholders’ equity	32,067	23,186
Total liabilities and stockholders’ equity	$54,936	$54,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 6, 2018	April 30, 2017	May 6, 2018	April 30, 2017

	(In millions, except per share data)
Net revenue	$5,014	$4,190	$10,341	$8,329
Cost of products sold:
Cost of products sold	1,696	1,564	3,595	3,137
Purchase accounting effect on inventory	—	1	70	1
Amortization of acquisition-related intangible assets	765	639	1,480	1,198
Restructuring charges	2	10	17	16
Total cost of products sold	2,463	2,214	5,162	4,352
Gross margin	2,551	1,976	5,179	3,977
Research and development	936	829	1,861	1,637
Selling, general and administrative	294	204	585	405
Amortization of acquisition-related intangible assets	67	442	406	882
Restructuring, impairment and disposal charges	53	27	183	73
Total operating expenses	1,350	1,502	3,035	2,997
Operating income	1,201	474	2,144	980
Interest expense	(148)	(112)	(331)	(223)
Loss on extinguishment of debt	—	—	—	(159)
Other income, net	46	3	81	34
Income from continuing operations before income taxes	1,099	365	1,894	632
Benefit from income taxes	(2,637)	(103)	(8,423)	(93)
Income from continuing operations	3,736	468	10,317	725
Loss from discontinued operations, net of income taxes	(3)	(4)	(18)	(9)
Net income	3,733	464	10,299	716
Net income attributable to noncontrolling interest	15	24	351	37
Net income attributable to common stock	$3,718	$440	$9,948	$679

Basic income (loss) per share:
Income per share from continuing operations	$8.84	$1.10	$24.01	$1.72
Loss per share from discontinued operations	(0.01)	(0.01)	(0.04)	(0.03)
Net income per share	$8.83	$1.09	$23.97	$1.69

Diluted income (loss) per share:
Income per share from continuing operations	$8.34	$1.06	$23.03	$1.65
Loss per share from discontinued operations	(0.01)	(0.01)	(0.04)	(0.02)
Net income per share	$8.33	$1.05	$22.99	$1.63

Weighted-average shares:
Basic	421	403	415	401
Diluted	448	442	448	440

Cash dividends declared and paid per share	$1.75	$1.02	$3.50	$2.04
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 6, 2018	April 30, 2017	May 6, 2018	April 30, 2017

	(In millions)
Net income	$3,733	$464	$10,299	$716
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available-for-sale investments	(9)	—	—	—
Amortization of actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	1	1	1	1
Other comprehensive income (loss)	(8)	1	1	1
Comprehensive income	3,725	465	10,300	717
Comprehensive income attributable to noncontrolling interest	15	24	351	37
Comprehensive income attributable to common stock	$3,710	$441	$9,949	$680
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Two Fiscal Quarters Ended
	May 6, 2018	April 30, 2017

	(In millions)
Cash flows from operating activities:
Net income	$10,299	$716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,148	2,307
Stock-based compensation	595	418
Deferred taxes and other non-cash taxes	(8,534)	(111)
Non-cash portion of debt extinguishment loss	—	159
Non-cash restructuring, impairment and disposal charges	10	40
Amortization of debt issuance costs and accretion of debt discount	12	14
Other	17	(15)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(78)	108
Inventory	306	96
Accounts payable	(312)	(251)
Employee compensation and benefits	(292)	(53)
Contributions to defined benefit pension plans	(129)	(11)
Other current assets and current liabilities	354	(391)
Other long-term assets and long-term liabilities	(398)	(90)
Net cash provided by operating activities	3,998	2,936
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(4,786)	(37)
Proceeds from sales of businesses	782	10
Purchases of property, plant and equipment	(409)	(581)
Proceeds from disposals of property, plant and equipment	238	—
Purchases of investments	(249)	(200)
Proceeds from sale of investment	54	—
Other	(12)	(4)
Net cash used in investing activities	(4,382)	(812)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	13,446
Repayment of debt	(856)	(13,668)
Payment of debt issuance costs	—	(23)
Dividend and distribution payments	(1,521)	(868)
Repurchases of common stock	(347)	—
Issuance of common stock, net	112	150
Payment of capital lease obligations	(21)	(4)
Net cash used in financing activities	(2,633)	(967)
Net change in cash and cash equivalents	(3,017)	1,157
Cash and cash equivalents at beginning of period	11,204	3,097
Cash and cash equivalents at end of period	$8,187	$4,254
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED

	Preferred Stock		Common Stock and Additional Paid-in Capital		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In millions)
Balance as of October 29, 2017	22	$—	409	$20,505	$(129)	$(91)	$2,901	$23,186
Net income	—	—	—	—	6,230	—	336	6,566
Other comprehensive income	—	—	—	—	—	9	—	9
Cumulative effect of accounting change	—	—	—	—	(252)	—	(14)	(266)
Cash dividends declared and paid to common stockholders	—	—	—	—	(717)	—	—	(717)
Cash distribution declared and paid by Broadcom Cayman L.P. on exchangeable limited partnership units	—	—	—	—	—	—	(38)	(38)
Exchange of exchangeable limited partnership units for common stock	—	—	—	5	—	—	(5)	—
Issuance of common stock in connection with equity incentive plans	—	—	1	34	—	—	—	34
Stock-based compensation	—	—	—	299	—	—	—	299
Fair value of partially vested equity awards assumed in connection with the acquisition of Brocade Communications Systems, Inc.	—	—	—	8	—	—	—	8
Balance as of February 4, 2018	22	—	410	20,851	5,132	(82)	3,180	29,081
Net income	—	—	—	—	3,718	—	15	3,733
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)
Cumulative effect of accounting change	—	—	—	—	15	(16)	1	—
Cash dividends declared and paid to common stockholders	—	—	—	—	(727)	—	—	(727)
Cash distribution declared and paid by Broadcom Cayman L.P. on exchangeable limited partnership units	—	—	—	—	—	—	(39)	(39)
Exchange of exchangeable limited partnership units for common stock and redemption of preferred stock due to the Redomiciliation Transaction	(22)	—	22	3,157		—	(3,157)	—
Issuance of common stock in connection with equity incentive plans, net	—	—	6	78	—	—	—	78
Stock-based compensation	—	—	—	296	—	—	—	296
Repurchases of common stock	—	—	(2)	(77)	(270)	—	—	(347)
Balance as of May 6, 2018	—	$—	436	$24,305	$7,868	$(106)	$—	$32,067
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
Broadcom Inc., a Delaware corporation, is the successor to Broadcom Limited, a company organized under the laws of the Republic of Singapore, or Broadcom-Singapore. As part of the plan to cause the publicly traded parent company of Broadcom to be a Delaware corporation, or the Redomiciliation Transaction, after the close of market trading on April 4, 2018, Broadcom Inc. and Broadcom-Singapore completed a statutory scheme of arrangement under Singapore law, or the Scheme of Arrangement. Pursuant to the Scheme of Arrangement, all Broadcom-Singapore ordinary shares outstanding immediately prior to the effective time of the Scheme of Arrangement were exchanged on a one-for-one basis for newly issued shares of Broadcom Inc. common stock and Broadcom-Singapore became an indirect wholly-owned subsidiary of Broadcom Inc.
In conjunction with the Redomiciliation Transaction and pursuant to an amendment to the Amended and Restated Limited Partnership Agreement of Broadcom Cayman L.P., or the Partnership, all outstanding exchangeable limited partnership units, or LP Units, were mandatorily exchanged, or the Mandatory Exchange, on a one-for-one basis for newly issued shares of Broadcom Inc. common stock immediately prior to the effective time of the Scheme of Arrangement. As a result, all limited partners of the Partnership became common stockholders of Broadcom Inc. In addition, all related outstanding special preference shares of Broadcom-Singapore were automatically redeemed pursuant to Broadcom-Singapore’s governing documents upon the Mandatory Exchange of the LP Units. Consequently, the limited partners no longer hold a noncontrolling interest in the Partnership and we subsequently deregistered the Partnership.
The Scheme of Arrangement was accounted for as an exchange of equity interests among entities under common control. All assets and liabilities of Broadcom-Singapore were assumed by Broadcom Inc., resulting in the retention of the historical basis of accounting as if they had always been combined for accounting and financial reporting purposes.
The financial statements for periods prior to April 4, 2018, the effective date of the Redomiciliation Transaction, relate to Broadcom-Singapore and relate to Broadcom Inc. for the period after April 4, 2018. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Inc. and its consolidated subsidiaries from and after the effective time of the Redomiciliation Transaction and, prior to that time, to our predecessor, Broadcom-Singapore.
We are a leading designer, developer and global supplier of a broad range of semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. We have four reportable segments: wired infrastructure, wireless communications, enterprise storage and industrial & other, which align with our principal target markets.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending November 4, 2018, or fiscal year 2018, is a 53-week fiscal year, with our first fiscal quarter containing 14 weeks. The first quarter of our fiscal year 2018 ended on February 4, 2018, the second quarter ended on May 6, 2018 and the third quarter ends on August 5, 2018. Our fiscal year ended October 29, 2017, or fiscal year 2017, was a 52-week fiscal year.
On November 17, 2017, we acquired Brocade Communications Systems, Inc., or Brocade. The unaudited condensed consolidated financial statements include the results of operations of Brocade commencing as of the acquisition date. See Note 2. “Acquisition of Brocade” for additional information.

The accompanying condensed consolidated financial statements include the accounts of Broadcom and our subsidiaries, and have been prepared by us in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The October 29, 2017 condensed consolidated balance sheet data were derived from Broadcom-Singapore’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2017 as filed with the Securities and Exchange Commission, or SEC, but do not include all disclosures required by GAAP. All intercompany transactions and balances have been eliminated in consolidation. The operating results for the fiscal quarter and two fiscal quarters ended May 6, 2018 are not necessarily indicative of the results that may be expected for fiscal year 2018, or for any other future period.
Significant Accounting Policies
Use of estimates. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.
Reclassifications. Certain reclassifications have been made to the prior period condensed consolidated statement of cash flows. These reclassifications had no impact on the previously reported net cash activities.
Recently Adopted Accounting Guidance
In the first quarter of fiscal year 2018, we early adopted guidance issued by the Financial Accounting Standards Board, or FASB, in October 2016 related to the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. The standard requires a modified-retrospective transition method by means of a cumulative-effect adjustment as of the beginning of the period in which the guidance is adopted. The adoption of this guidance resulted in a decrease in current and long-term prepaid tax expense of $67 million and $199 million, respectively, an increase of $252 million to our accumulated deficit and a decrease of $14 million to our noncontrolling interest.
In the second quarter of fiscal year 2018, we early adopted guidance issued by the FASB in February 2018 that allows companies to reclassify stranded income tax effects resulting from the U.S. Tax Cuts and Jobs Act, or the 2017 Tax Reform Act, from accumulated other comprehensive loss to retained earnings. The stranded income tax effects resulted from the change in the federal tax rate for deferred taxes recorded in accumulated other comprehensive loss. The adoption of this guidance resulted in a cumulative-effect adjustment as of the beginning of the second quarter of fiscal year 2018, which consisted of an increase to our accumulated other comprehensive loss of $16 million, an increase to retained earnings of $15 million and a $1 million increase to noncontrolling interest.
Recent Accounting Guidance Not Yet Adopted
In August 2016, the FASB issued guidance related to the classification of certain transactions on the statement of cash flows. This guidance will be effective for the first quarter of our fiscal year 2019 on a retrospective basis; and early adoption is permitted. We do not intend to adopt this guidance early and will present our statements of cash flows in accordance with this guidance upon adoption.
In February 2016, the FASB issued guidance related to the accounting for leases, which among other things, requires a lessee to recognize lease assets and lease liabilities on the balance sheet for operating leases. This guidance will be effective for the first quarter of our fiscal year 2020. The new guidance is required to be applied using a modified retrospective approach. We are evaluating the impact this guidance will have on our condensed consolidated financial statements.
In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard creates a single source of revenue guidance under GAAP, eliminating industry-specific guidance. The underlying principle of the standard is to recognize revenue when a customer obtains control of promised goods or services at an amount that reflects the consideration that is expected to be received in exchange for those goods or services. An entity should apply a five-step approach for recognizing revenue as follows: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the entity satisfies a performance obligation. The standard also requires increased disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with customers.

The standard allows two methods of adoption: (i) retrospectively to each prior period presented (“full retrospective method”), or (ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective method"). We plan to adopt the new standard using the modified retrospective method at the beginning of the first quarter of fiscal year 2019. We have established a cross-functional team to assess the potential impact of the new revenue standard and are on schedule in establishing new accounting policies, processes, and internal controls necessary to support the requirements of the new standard. While we are still finalizing our analysis to quantify the adoption impact of the provisions of the new standard, the exact impact of the new standard will be dependent on facts and circumstances at adoption and could vary from quarter to quarter.
2. Acquisition of Brocade
On November 17, 2017, or the Brocade Acquisition Date, we acquired Brocade, or the Brocade Merger. Brocade was a supplier of networking hardware, software and services, including Fibre Channel Storage Area Network, or FC SAN, solutions and Internet Protocol Networking, or IP Networking, solutions. We acquired Brocade to enhance our position as a provider of enterprise storage connectivity solutions, broaden our portfolio for enterprise storage, and to increase our ability to address the evolving needs of our original equipment manufacturer, or OEM, customers. We financed the Brocade Merger with a portion of the net proceeds from the issuance of the 2017 Senior Notes, as defined and discussed in further detail in Note 6. “Borrowings,” as well as cash on hand.
Purchase Consideration

(In millions)
Cash paid for outstanding Brocade common stock	$5,298
Cash paid by Broadcom to retire Brocade’s term loan	701
Cash paid for Brocade equity awards	31
Fair value of partially vested assumed equity awards	8
Total purchase consideration	6,038
Less: cash acquired	1,250
Total purchase consideration, net of cash acquired	$4,788
We assumed all unvested Brocade stock options, restricted stock units, or RSUs, and performance stock units, or PSUs, held by continuing employees. The portion of the fair value of partially vested equity awards associated with prior service of Brocade employees represents a component of the total consideration as presented above. All vested in-the-money Brocade stock options, after giving effect to any acceleration, were cashed out upon the completion of the Brocade Merger. RSUs and PSUs were valued based on our share price as of the Brocade Acquisition Date.
We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identified intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, such as finalization of the estimated fair value of tax related items, we may further revise our preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the Brocade Acquisition Date). Any such revisions or changes may be material.

The following table presents our preliminary allocation of the total purchase price, net of cash acquired:

Estimated Fair Value
(In millions)
Current assets	$1,294
Goodwill	2,189
Intangible assets	3,396
Other long-term assets	79
Total assets acquired	6,958
Current portion of long-term debt	(856)
Other current liabilities	(370)
Long-term debt	(38)
Other long-term liabilities	(906)
Total liabilities assumed	(2,170)
Fair value of net assets acquired	$4,788
Goodwill was primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the Brocade business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the Brocade Merger. Goodwill is not expected to be deductible for tax purposes.
Current assets included assets held-for-sale related to Brocade’s IP Networking business, which was not aligned with our strategic objectives and was sold during our fiscal quarter ended February 4, 2018. The sale of Brocade’s IP Networking business is discussed further in Note 3. “Supplemental Financial Information.” Current assets also included assets held-for-sale for Brocade’s headquarters, which was sold for $224 million during the first quarter of fiscal year 2018, for no gain or loss. We leased back a portion of the campus at market rental rates for six months.
Revenue from the Brocade acquisition has been included primarily in our enterprise storage segment. Transaction costs of $8 million and $29 million related to the Brocade Merger were included in selling, general and administrative expense for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively.
Intangible Assets

	Fair Value	Weighted-Average Amortization Periods
	(In millions)	(In years)
Developed technology	$2,925	10
Customer contracts and related relationships	255	11
Trade name and other	61	6
Total identified finite-lived intangible assets	3,241
In-process research and development	155	N/A
Total identified intangible assets	$3,396
Developed technology relates to products for FC SAN applications. We valued the developed technology using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
Customer contracts and related relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of Brocade. Customer contracts and related relationships were valued using the distributor method and the with-and-without-method under the income approach. The distributor method determines the fair value by measuring the economic profits generated by an intermediary, which in our case represents OEM customers. In the with-and-without method, the fair value was measured by the difference between the present values of the cash flows with and without the existing customers in place over the period of time necessary to reacquire the customers. In both instances, the economic useful life was determined based on historical customer turnover rates.

Trade name relates to the “Brocade” trade name. The fair value was determined by applying the relief-from-royalty method under the income approach. This valuation method is based on the application of a royalty rate to forecasted revenue under the trade name. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods.
The fair value of in-process research and development, or IPR&D, was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the contribution of other assets to those cash flows.
We believe the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the Brocade Acquisition Date.
The following table summarizes the details of IPR&D by category:

Description	IPR&D	Percentage of Completion	Estimated Cost to Complete	Expected Release Date (By Fiscal Year)

	(Dollars in millions)
Directors	$64	72%	$45	2019
Switches	$50	81%	$21	2018
Embedded	$31	74%	$22	2019
Networking software	$10	73%	$27	2018
The discount rate of 11% was applied to the projected cash flows to reflect the risk related to these IPR&D projects. The discount rate represents a premium of 1% over the weighted-average cost of capital to reflect the higher risk and uncertainty of the cash flows for IPR&D relative to the overall businesses.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Brocade had been acquired as of the beginning of fiscal year 2017. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, the purchase accounting effect on inventory acquired, restructuring charges related to the acquisition and transaction costs. For fiscal year 2017, non-recurring pro forma adjustments directly attributable to the Brocade Merger included (i) the purchase accounting effect of inventory acquired of $70 million and (ii) acquisition costs of $76 million. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2017 or of the results of our future operations of the combined business.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 6, 2018	April 30, 2017	May 6, 2018	April 30, 2017

	(In millions)
Pro forma net revenue	$5,017	$4,662	$10,464	$9,301
Pro forma net income attributable to common stock	$3,744	$442	$10,077	$554
3. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $4,362 million and $6,002 million of time deposits as of May 6, 2018 and October 29, 2017, respectively. As of May 6, 2018 and October 29, 2017, cash equivalents also included $402 million and $401 million of money-market funds, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

Accounts Receivable Factoring
In connection with a factoring agreement with a third-party financial institution, we sell certain of our trade accounts receivable on a non-recourse basis. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreement were $57 million during the fiscal quarter and two fiscal quarters ended May 6, 2018. Factoring fees for the sales of receivables were recorded in other income, net and were not material.
Inventory

	May 6, 2018	October 29, 2017

	(In millions)
Finished goods	$510	$562
Work-in-process	542	696
Raw materials	183	189
Total inventory	$1,235	$1,447
Other current assets

	May 6, 2018	October 29, 2017

	(In millions)
Prepaid expenses	$174	$440
Other receivables	87	155
Other	42	129
Total other current assets	$303	$724
Accrued Rebate Activity

	Two Fiscal Quarters Ended
	May 6, 2018	April 30, 2017

	(In millions)
Beginning balance	$124	$317
Charged as a reduction of revenue	64	120
Reversal of unclaimed rebates	(10)	(36)
Payments	(125)	(222)
Ending balance	$53	$179
We recorded customer rebate charges of $25 million and $56 million in the fiscal quarters ended May 6, 2018 and April 30, 2017, respectively.
Other Long-Term Liabilities

	May 6, 2018	October 29, 2017

	(In millions)
Deferred tax liabilities (a)	$266	$10,019
Unrecognized tax benefits (a) (b)	2,700	1,011
Other	298	242
Total other long-term liabilities	$3,264	$11,272
________________________________
(a) Refer to Note 8. “Income Taxes” for additional information regarding these balances.
(b) Includes accrued interest and penalties.

Discontinued Operations
On December 1, 2017, we sold Brocade’s IP Networking business to ARRIS International plc, or ARRIS, for cash consideration of $800 million, adjusted for closing working capital balances. In connection with this sale, we indemnified ARRIS for $116 million of potential income tax liabilities. We provided transitional services as short-term assistance to ARRIS in assuming the operations of the purchased business. We do not have any material continuing involvement with this business and have presented its results in discontinued operations.
The following table summarizes the selected financial information of discontinued operations:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 6, 2018	April 30, 2017	May 6, 2018	April 30, 2017

	(In millions)
Net revenue	$—	$3	$18	$5
Loss from discontinued operations	$(3)	$(4)	$(18)	$(9)
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 6, 2018	April 30, 2017	May 6, 2018	April 30, 2017

	(In millions)
Cash paid for interest	$1	$1	$233	$103
Cash paid for income taxes	$87	$121	$196	$218
At May 6, 2018 and October 29, 2017, we had $27 million and $122 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable and other current liabilities.
4. Goodwill and Intangible Assets
Goodwill

	Wired Infrastructure	Wireless Communications	Enterprise Storage	Industrial & Other	Total

	(In millions)
Balance as of October 29, 2017	$17,622	$5,945	$995	$144	$24,706
Brocade Merger	70	—	2,119	—	2,189
Other acquisition	13	—	—	—	13
Balance as of May 6, 2018	$17,705	$5,945	$3,114	$144	$26,908
During the two fiscal quarters ended May 6, 2018, we made one immaterial acquisition in addition to the Brocade Merger.

Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of May 6, 2018:
Purchased technology	$15,770	$(5,295)	$10,475
Customer contracts and related relationships	1,792	(770)	1,022
Trade names	578	(143)	435
Other	151	(37)	114
Intangible assets subject to amortization	18,291	(6,245)	12,046
IPR&D	300	—	300
Total	$18,591	$(6,245)	$12,346

As of October 29, 2017:
Purchased technology	$12,724	$(4,265)	$8,459
Customer contracts and related relationships	4,240	(3,100)	1,140
Trade names	528	(117)	411
Other	135	(25)	110
Intangible assets subject to amortization	17,627	(7,507)	10,120
IPR&D	712	—	712
Total	$18,339	$(7,507)	$10,832
Based on the amount of intangible assets subject to amortization at May 6, 2018, the expected amortization expense for each of the next five years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense
(In millions)
2018 (remainder)	$1,669
2019	2,872
2020	2,424
2021	1,930
2022	1,425
Thereafter	1,726
Total	$12,046
The weighted-average amortization periods remaining by intangible asset category were as follows:

Amortizable intangible assets:	May 6, 2018
(In years)
Purchased technology	6
Customer contracts and related relationships	6
Trade names	12
Other	9
5. Net Income Per Share
Basic net income per share is computed by dividing net income attributable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period.

Diluted shares include the dilutive effect of in-the-money stock options, RSUs and employee stock purchase plan rights under the Broadcom Limited Second Amended and Restated Employee Share Purchase Plan, as amended, or ESPP (together referred to as equity awards). Diluted shares also included shares issuable upon exchange of the LP Units for the periods presented prior to the effective time of Mandatory Exchange (refer to Note 7. “Stockholders’ Equity” for additional information).
The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and to purchase shares under the ESPP and the amount of compensation cost for future service that we have not yet recognized are collectively assumed to be used to repurchase shares.
The dilutive effect of the LP Units was calculated using the if-converted method. The if-converted method assumed that the LP Units were converted at the beginning of the reporting period and included net income attributable to noncontrolling interest for the period.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 6, 2018	April 30, 2017	May 6, 2018	April 30, 2017

Numerator - Basic:	(In millions, except per share data)
Income from continuing operations	$3,736	$468	$10,317	$725
Less: Income from continuing operations attributable to noncontrolling interest	15	24	352	37
Income from continuing operations attributable to common stock	3,721	444	9,965	688

Loss from discontinued operations, net of income taxes	(3)	(4)	(18)	(9)
Less: Loss from discontinued operations, net of income taxes, attributable to noncontrolling interest	—	—	(1)	—
Loss from discontinued operations, net of income taxes, attributable to common stock	(3)	(4)	(17)	(9)

Net income attributable to common stock	$3,718	$440	$9,948	$679

Numerator - Diluted:
Income from continuing operations	$3,736	$468	$10,317	$725
Loss from discontinued operations, net of income taxes	(3)	(4)	(18)	(9)
Net income	$3,733	$464	$10,299	$716

Denominator:
Weighted-average shares outstanding - basic	421	403	415	401
Dilutive effect of equity awards	13	16	15	16
Exchange of noncontrolling interest	14	23	18	23
Weighted-average shares outstanding - diluted	448	442	448	440

Basic income (loss) per share:
Income per share from continuing operations	$8.84	$1.10	$24.01	$1.72
Loss per share from discontinued operations	(0.01)	(0.01)	(0.04)	(0.03)
Net income per share	$8.83	$1.09	$23.97	$1.69

Diluted income (loss) per share:
Income per share from continuing operations	$8.34	$1.06	$23.03	$1.65
Loss per share from discontinued operations	(0.01)	(0.01)	(0.04)	(0.02)
Net income per share	$8.33	$1.05	$22.99	$1.63

6. Borrowings

	As of May 6, 2018:		As of October 29, 2017:
	Effective Interest Rate	Aggregate Principal Amount	Effective Interest Rate	Aggregate Principal Amount

	(In millions, except for percentages)
2017 Senior Notes
Fixed rate 2.375% notes due January 2020	2.615%	$2,750	2.615%	$2,750
Fixed rate 2.200% notes due January 2021	2.406%	750	2.406%	750
Fixed rate 3.000% notes due January 2022	3.214%	3,500	3.214%	3,500
Fixed rate 2.650% notes due January 2023	2.781%	1,000	2.781%	1,000
Fixed rate 3.625% notes due January 2024	3.744%	2,500	3.744%	2,500
Fixed rate 3.125% notes due January 2025	3.234%	1,000	3.234%	1,000
Fixed rate 3.875% notes due January 2027	4.018%	4,800	4.018%	4,800
Fixed rate 3.500% notes due January 2028	3.596%	1,250	3.596%	1,250
		17,550		17,550
Assumed BRCM Senior Notes
Fixed rate 2.70% notes due November 2018	2.70%	117	2.70%	117
Fixed rate 2.50% - 4.50% notes due August 2022 - August 2034	2.50% - 4.50%	22	2.50% - 4.50%	22
		139		139
Assumed Brocade Convertible Notes
Fixed rate 1.375% convertible notes due January 2020	0.628%	38		—
Total principal amount outstanding		17,727		17,689
Less: Unaccreted discount and unamortized debt issuance costs		(129)		(141)
Total carrying value of debt		$17,598		$17,548
Senior Notes and Assumed BRCM Senior Notes
In fiscal year 2017, Broadcom Corporation, or BRCM, and Broadcom Cayman Finance Limited, or together with BRCM referred to as the Subsidiary Issuers, completed the issuance and sale of senior unsecured notes, or the 2017 Senior Notes, in an aggregate principal amount of $17,550 million. Our 2017 Senior Notes were fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom-Singapore and the Partnership, subject to certain release conditions described in the indentures governing the 2017 Senior Notes, or the 2017 Indentures. On April 9, 2018, Broadcom Inc., or Parent Guarantor, became a guarantor of the 2017 Senior Notes and entered into supplemental indentures with the Subsidiary Issuers and the trustee of the 2017 Senior Notes. At that time, Broadcom-Singapore, a guarantor at the issuance of the 2017 Senior Notes, became an indirect wholly-owned subsidiary of Broadcom Inc. and a subsidiary guarantor, or Subsidiary Guarantor. In addition, the Partnership was released from its guarantee of the 2017 Senior Notes under each of the 2017 Indentures in accordance with their terms. Each series of 2017 Senior Notes pays interest semi-annually in cash in arrears on January 15 and July 15 of each year. As of May 6, 2018 and October 29, 2017, we accrued interest payable of $194 million and $136 million, respectively.
We may redeem all or a portion of our 2017 Senior Notes at any time prior to their maturity, subject to a specified make-whole premium as set forth in the 2017 Indentures. In the event of a change of control triggering event, holders of our 2017 Senior Notes will have the right to require us to purchase for cash all or a portion of their 2017 Senior Notes at a redemption price of 101% of the aggregate principal amount of such 2017 Senior Notes plus accrued and unpaid interest. The 2017 Indentures also contain covenants that restrict, among other things, the ability of Broadcom and our subsidiaries to incur certain secured debt and consummate certain sale and leaseback transactions, and the ability of the Parent Guarantor, the Subsidiary Issuers and the Subsidiary Guarantor to merge, consolidate or sell all or substantially all of their assets.

In connection with the issuance of the 2017 Senior Notes, we entered into registration rights agreements, pursuant to which we were obligated to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange, or the Exchange Offer, each series of 2017 Senior Notes for notes that are registered with the SEC, or the Registered Notes, with substantially identical terms. On January 9, 2018, we launched the Exchange Offer and on February 21, 2018, substantially all of the 2017 Senior Notes were tendered and exchanged for Registered Notes in the Exchange Offer.
We were in compliance with all of the covenants related to the 2017 Senior Notes and senior unsecured notes assumed in the connection with acquisition of BRCM, or the Assumed BRCM Senior Notes, as of May 6, 2018.
Assumed Brocade Debt
As a result of the Brocade Merger, we assumed $575 million in aggregate principal amount of Brocade’s 1.375% convertible senior unsecured notes due 2020, or the Assumed Brocade Convertible Notes. The Brocade Merger was a “fundamental change” as well as a “make-whole fundamental change” as defined under the terms of the indenture governing the Assumed Brocade Convertible Notes. Accordingly, the holders of the Assumed Brocade Convertible Notes received the right to require us to repurchase their notes for cash. In the first quarter of fiscal year 2018, we repurchased $537 million in aggregate principal amount for $548 million at a conversion rate of $1,018 for each $1,000 of principal surrendered for conversion. As of May 6, 2018, the outstanding principal amount of the Assumed Brocade Convertible Notes was $38 million. The remaining outstanding Assumed Brocade Convertible Notes are convertible into cash at a conversion rate of $812 for each $1,000 of principal. We were in compliance with all of the covenants related to the Assumed Brocade Convertible Notes as of May 6, 2018.
We also assumed $300 million in aggregate principal amount of Brocade’s 4.625% senior unsecured notes due 2023. On January 16, 2018, we called and redeemed all of these outstanding notes for a total payment of $308 million, including the redemption price.
Fair Value of Debt
As of May 6, 2018, the estimated aggregate fair value of the 2017 Senior Notes, the Assumed BRCM Senior Notes and the Assumed Brocade Convertible Notes was $17,024 million and was primarily classified as Level 2 as we used quoted prices from less active markets.
Future Principal Payments of Debt
The future scheduled principal payments for the outstanding 2017 Senior Notes, Assumed BRCM Senior Notes and Assumed Brocade Convertible Notes as of May 6, 2018 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2018 (remainder)	$117
2019	—
2020	2,788
2021	750
2022	3,509
Thereafter	10,563
Total	$17,727
7. Stockholders’ Equity
Completion of the Redomiciliation Transaction
For the period prior to the Redomiciliation Transaction, our stockholders’ equity reflects Broadcom-Singapore’s outstanding ordinary shares, all of which were publicly traded on the NASDAQ Global Select Market. After the close of market trading on April 4, 2018, pursuant to the Scheme of Arrangement, all Broadcom-Singapore ordinary shares outstanding immediately prior to the effective time of Scheme of Arrangement were exchanged on a one-for-one basis for newly issued shares of Broadcom Inc. common stock and Broadcom-Singapore became an indirect wholly-owned subsidiary of Broadcom Inc.

In conjunction with the Redomiciliation Transaction and pursuant to the Mandatory Exchange, immediately prior to the effective time of the Scheme of Arrangement all outstanding LP Units held by the limited partners were mandatorily exchanged for approximately 22 million newly issued shares of Broadcom Inc. common stock on a one-for-one basis. As a result, all limited partners of the Partnership have become common stockholders of Broadcom Inc. In addition, all related outstanding special preference shares of Broadcom-Singapore were automatically redeemed pursuant to Broadcom-Singapore’s governing documents upon the Mandatory Exchange.
Noncontrolling Interest
As of October 29, 2017 and immediately prior to the effective time of the Scheme of Arrangement, the limited partners held a noncontrolling interest of approximately 5% in the Partnership through their ownership of LP Units. Accordingly, net income attributable to our common stock in our condensed consolidated statements of operations excludes the noncontrolling interest’s proportionate share of the results for the periods presented. In addition, we presented the proportionate share of equity attributable to the noncontrolling interest as a separate component of stockholders’ equity within our condensed consolidated balance sheet as of October 29, 2017 and condensed consolidated statements of stockholders’ equity for the periods immediately prior to the effective time of the Scheme of Arrangement.
Dividends and Distributions

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 6, 2018	April 30, 2017	May 6, 2018	April 30, 2017

	(In millions, except per share data)
Cash dividends and distributions paid per share/unit	$1.75	$1.02	$3.50	$2.04
Cash dividends paid to stockholders	$727	$414	$1,444	$822
Cash distributions paid to limited partners	$39	$23	$77	$46
Stock Repurchase Program
In April 2018, our Board of Directors authorized the repurchase of up to $12 billion of our common stock from time to time on or prior to November 3, 2019, the end of our fiscal year 2019. Under our stock repurchase program, we repurchased and retired approximately 1.5 million shares of our common stock at a weighted average price of $230.50 in the fiscal quarter ended May 6, 2018. As of May 6, 2018, $11,653 million of the current authorization remained available under our stock repurchase program.
Repurchases under our stock repurchase program may be effected through a variety of methods, including open market or privately negotiated purchases. The timing and number of shares of common stock repurchased will depend on a variety of factors, including price, general business and market conditions and alternative investment opportunities. We are not obligated to repurchase any specific number of shares of common stock, and we may suspend or discontinue our repurchase program at any time.
Stock-Based Compensation Expense

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 6, 2018	April 30, 2017	May 6, 2018	April 30, 2017

	(In millions)
Cost of products sold	$21	$15	$41	$29
Research and development	205	150	408	291
Selling, general and administrative	70	51	146	97
Total stock-based compensation expense	$296	$216	$595	$417

Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of October 29, 2017	18	$163.42
Granted	7	$240.87
Vested	(5)	$155.45
Forfeited	(1)	$161.95
Balance as of May 6, 2018	19	$194.00
The aggregate fair value of time- and market-based RSUs that vested during the two fiscal quarters ended May 6, 2018 was $1,355 million, which represents the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ withholding obligations due upon the vesting of RSUs. Total unrecognized compensation cost related to unvested RSUs as of May 6, 2018 was $3,048 million, which is expected to be recognized over the remaining weighted-average service period of 3.1 years.
A summary of time- and market-based stock option activity is as follows:

	Number of Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value

	(In millions, except years and per share data)
Balance as of October 29, 2017	10		$49.54
Exercised	(1)		$45.76		$318
Cancelled	—	*	$74.66
Balance as of May 6, 2018	9		$50.08	2.41	$1,593
Fully vested as of May 6, 2018	8		$48.96	2.38	$1,543
Fully vested and expected to vest as of May 6, 2018	9		$50.08	2.41	$1,593
________________________________
* Represents fewer than 0.5 million shares.
The total unrecognized compensation cost related to unvested stock options as of May 6, 2018 was $3 million, which is expected to be recognized over the remaining weighted-average service period of 0.5 years.
8. Income Taxes
For the fiscal quarter and two fiscal quarters ended May 6, 2018, our benefit from income taxes was $2,637 million and $8,423 million, respectively, compared to $103 million and $93 million for the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively.
The benefit for the fiscal quarter ended May 6, 2018 included the impact from the April 4, 2018 completion of the Redomiciliation Transaction and related internal reorganizations. The impact included tax benefits from the reduction of $1,063 million in unrecognized federal tax benefits related to a one-time transition tax, or the Transition Tax, $431 million in the Transition Tax payable and $1,162 million from the remeasurement of withholding taxes on undistributed earnings, partially offset by a $91 million tax provision on foreign earnings and profit subject to U.S. tax.
The benefit from income taxes in the two fiscal quarters ended May 6, 2018 was principally a result of provisional income tax benefits realized from the enactment of the 2017 Tax Reform Act on December 22, 2017 and included the net deferred tax liabilities established in connection with the Brocade Merger.

The 2017 Tax Reform Act makes significant changes to the U.S. Internal Revenue Code, including, but not limited to, a decrease in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and the Transition Tax on the mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations as of December 31, 2017.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Reform Act.
Based on our interpretation of the 2017 Tax Reform Act and available guidance, including SAB 118, we recorded a total provisional benefit of $7,303 million, which we believe was a reasonable estimate as of May 6, 2018. The provisional benefit includes $92 million related to the remeasurement of certain deferred tax assets and liabilities, which was based on the tax rates at which they are expected to be reversed in the future as a result of the 2017 Tax Reform Act. The provisional benefit also includes $7,212 million related to the Transition Tax, which was primarily due to a reduction of $10,392 million in our federal deferred income tax liabilities on accumulated non-U.S. earnings, partially offset by $2,116 million of federal provisional long-term Transition Tax payable and $1,116 million of unrecognized federal tax benefits related to the Transition Tax. The provisional benefit includes a $1,494 million reduction of the Transition Tax in the fiscal quarter ended May 6, 2018 primarily as a result of the completion of the Redomiciliation Transaction and related internal reorganizations. Additional detailed analysis of historical foreign earnings, as well as potential correlative adjustments is ongoing. Any subsequent adjustment to these amounts, which must be completed within 12 months of the enactment of the 2017 Tax Reform Act, will be recorded as a discrete adjustment to provision for (benefit from) income taxes in the period in which the analysis is complete.
In connection with the Brocade Merger, we established $845 million of net deferred tax liabilities on the excess of book basis over the tax basis of acquired identified intangible assets and investments in certain foreign subsidiaries that have not been indefinitely reinvested, partially offset by acquired tax attributes. The net deferred tax liabilities are based upon certain assumptions underlying our preliminary purchase price allocation. Upon finalization of the purchase price allocation, additional adjustments to the amount of our net deferred taxes may be required, provided we are within the measurement period.
We also recognized discrete benefits from the recognition of $127 million and $155 million of excess tax benefits from stock-based awards that were vested and/or exercised during the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively.
The benefit from income taxes in the corresponding 2017 fiscal periods was primarily due to a discrete benefit from the recognition of $139 million and $181 million of excess tax benefits from stock-based awards that were vested and/or exercised during the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively.
Uncertain Tax Positions
The balance of gross unrecognized tax benefits was $3,430 million and $2,256 million as of May 6, 2018 and October 29, 2017, respectively. Gross unrecognized tax benefits increased by $1,174 million compared to the balance as of October 29, 2017, primarily due to the recognition of uncertain tax positions related to the Transition Tax and to a lesser extent, the Brocade Merger, which were initially estimated as of the Brocade Acquisition Date. We continue to reevaluate these items with any adjustments to our preliminary estimates recognized, provided we are within the measurement period and we continue to collect information in order to determine their estimated values.
Accrued interest and penalties are included in other long-term liabilities on the condensed consolidated balance sheets. As of May 6, 2018 and October 29, 2017, the combined amount of cumulative accrued interest and penalties was approximately $155 million and $132 million, respectively.
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of May 6, 2018 and October 29, 2017, approximately $3,586 million and $2,388 million, respectively, of the unrecognized tax benefits, including accrued interest and penalties, would affect our effective tax rate if favorably resolved.
We are subject to U.S. income tax examination for fiscal years 2010 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside the United States for fiscal years 2013 and later. It is possible that our existing unrecognized tax benefits may change by up to $257 million as a result of lapses of statutes of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.

9. Segment Information
Reportable Segments
We have four reportable segments: wired infrastructure, wireless communications, enterprise storage and industrial & other. These segments align with our principal target markets. The segments represent components for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer of Broadcom, who has been identified as the Chief Operating Decision Maker, or the CODM, as defined by authoritative guidance on segment reporting, in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products, technology, delivery channels and similar economic characteristics.
In the first quarter of fiscal year 2018, we completed the Brocade Merger. The operating results are reported primarily within the enterprise storage segment. See Note 2. “Acquisition of Brocade" for additional information.
Our CODM assesses the performance of each segment and allocates resources to those segments based on net revenue and operating results and does not evaluate our segments using discrete asset information. Operating results by segment include items that are directly attributable to each segment. Operating results by segment also include shared expenses such as global operations, including manufacturing support, logistics and quality control, in addition to expenses associated with selling, general and administrative activities for the business, which are allocated primarily based on revenue, while facilities expenses are primarily allocated based on site-specific headcount.
Unallocated Expenses
Unallocated expenses include amortization of acquisition-related intangible assets, stock-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, charges related to inventory step-up to fair value, and other costs, which are not used in evaluating the results of, or in allocating resources to, our segments. Acquisition-related costs also include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.
Depreciation expense directly attributable to each reportable segment is included in operating results for each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 6, 2018	April 30, 2017	May 6, 2018	April 30, 2017

	(In millions)
Net revenue:
Wired infrastructure	$2,295	$2,111	$4,170	$4,195
Wireless communications	1,294	1,150	3,504	2,325
Enterprise storage	1,162	712	2,153	1,419
Industrial & other	263	217	514	390
Total net revenue	$5,014	$4,190	$10,341	$8,329

Operating income:
Wired infrastructure	$1,058	$937	$1,845	$1,870
Wireless communications	522	414	1,581	841
Enterprise storage	720	382	1,299	757
Industrial & other	152	109	294	170
Unallocated expenses	(1,251)	(1,368)	(2,875)	(2,658)
Total operating income	$1,201	$474	$2,144	$980

Significant Customer Information
We sell our products through our direct sales force and a select network of distributors globally. One direct customer accounted for 13% and 17% of our net accounts receivable balance at May 6, 2018 and October 29, 2017, respectively. During the two fiscal quarters ended May 6, 2018, one direct customer represented 12% of our net revenue. No customer accounted for 10% or more of our net revenue for the fiscal quarter ended May 6, 2018. During the fiscal quarter and two fiscal quarters ended April 30, 2017, one direct customer represented 13% and 14% of our net revenue, respectively. The majority of the revenue from this customer was included in our wireless communications and wired infrastructure segments. This customer is a contract manufacturer for a number of OEMs.
10. Related Party Transactions
During the fiscal quarter and two fiscal quarters ended May 6, 2018 and April 30, 2017, in the ordinary course of business, we purchased from, or sold to, entities of which one of our directors also serves or served as a director, or entities that are otherwise affiliated with one of our directors.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 6, 2018	April 30, 2017	May 6, 2018	April 30, 2017

	(In millions)
Total net revenue	$200	$71	$382	$148
Total costs and expenses, including inventory purchases	$31	$46	$67	$65

	May 6, 2018	October 29, 2017

	(In millions)
Total receivables	$76	$31
Total payables	$8	$12
11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of May 6, 2018 that materially changed from the end of fiscal year 2017:

		Fiscal Year
	Total	2018 (remainder)	2019	2020	2021	2022	Thereafter

	(In millions)
Debt principal, interest and fees	$21,371	$430	$566	$3,321	$1,242	$3,940	$11,872
Purchase commitments	$931	$843	$69	$18	$1	$—	$—
Debt Principal, Interest and Fees. Represents principal and interest on borrowings under the 2017 Senior Notes, the Assumed BRCM Senior Notes, and the Assumed Brocade Convertible Notes.
Purchase Commitments. Represents unconditional purchase obligations that include agreements to purchase goods or services, primarily inventory, that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Cancellation for outstanding purchase orders for capital expenditures in connection with internal fabrication facility expansion and construction of our new campuses is generally allowed but requires payment of all costs incurred through the date of cancellation and, therefore, cancelable purchase orders for these capital expenditures are included in the table above.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at May 6, 2018, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $2,700 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of May 6, 2018 have been excluded from the contractual obligations table above.

Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes, employment issues and disputes involving claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. Legal proceedings are often complex, may require the expenditure of significant funds and other resources, and the outcome of litigation is inherently uncertain, with material adverse outcomes possible. Intellectual property claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. Claims that our products or processes infringe or misappropriate any third-party intellectual property rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time we pursue litigation to assert our intellectual property rights. Regardless of the merit or resolution of any such litigation, complex intellectual property litigation is generally costly and diverts the efforts and attention of our management and technical personnel.
Lawsuits Relating to the Acquisition of Brocade Communications Systems, Inc.
On December 13, 2016, December 15, 2016, December 21, 2016, January 5, 2017 and January 18, 2017, six putative class action complaints were filed in the United States District Court for the Northern District of California, or the U.S. Northern District Court, captioned Steinberg v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7081-EMC, Gross v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7173-EJD, Jha v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7270-HRL, Bragan v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7271-JSD, Chuakay v. Brocade Communications Systems, Inc., et al., No. 3:17-cv-0058-PJH, and Mathew v. Brocade Communications Systems, Inc., et al., No. 3:16-cv-7271-HSG, respectively. The Steinberg, Bragan and Mathew complaints named as defendants Brocade, the members of Brocade’s board of directors, Broadcom, BRCM and Bobcat Merger Sub, Inc. The Gross, Jha and Chuakay complaints named as defendants Brocade and the members of Brocade’s board of directors. All of the complaints asserted claims under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The complaints alleged, among other things, that the board of directors of Brocade failed to provide material information and/or omitted material information from the Preliminary Proxy Statement filed with the SEC on December 6, 2016 by Brocade. The complaints sought to enjoin the closing of the transaction between Brocade and Broadcom, as well as certain other equitable and declaratory relief and attorneys’ fees and costs. On January 10, 2017, January 27, 2017 and February 15, 2017, the U.S. Northern District Court granted motions to relate the cases, all of which were then related to the Steinberg action and before the Honorable Judge Edward Chen. On January 11, 2017, Plaintiff Jha filed a motion for a preliminary injunction, which was subsequently withdrawn on January 18, 2017. On February 6, 2017, Plaintiff Gross voluntarily dismissed the Gross action without prejudice, which was ordered by the U.S. Northern District Court on February 15, 2017. On April 14, 2017, the U.S. Northern District Court granted the Motion for Consolidation, Appointment as Lead Plaintiff and Approval of Lead Plaintiff’s Selection of Counsel filed by Plaintiff Giulio D. Cessario, a plaintiff in the Steinberg action, which consolidated these actions under the caption In re Brocade Communications Systems, Inc. Securities Litigation, Case No. 3:16-cv-07081-EMC. On December 29, 2017, Lead Plaintiff voluntarily dismissed the consolidated action without prejudice and withdrew as Lead Plaintiff. On February 16, 2018, Plaintiffs Gross, Chuakay and Jha filed a joint motion for an award of attorneys’ fees. On March 2, 2018, the defendants filed a joint opposition to the motion for attorneys’ fees. On May 3, 2018, Plaintiffs Gross, Chuakay and Jha withdrew their motion for an award of attorneys’ fees. As of May 6, 2018, all actions have been dismissed and motions withdrawn, thereby concluding all actions with respect to these lawsuits.

Lawsuits Relating to Tessera, Inc.
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., or Tessera, and Invensas Corp., an affiliate of Tessera, or Invensas or collectively, the Complainants, filed a complaint to institute an investigation with the U.S. International Trade Commission, or the ITC. The Complainants alleged infringement by Broadcom and our subsidiaries, BRCM, Avago Technologies Limited, or Avago, and Avago Technologies U.S. Inc., or Avago U.S., or collectively, the Respondents, of three patents relating to semiconductor packaging and semiconductor manufacturing technology. The downstream respondents, which are customers of the Respondents, were Arista Networks, Inc., ARRIS International plc, ARRIS Group, Inc., ARRIS Technology, Inc., ARRIS Enterprises LLC, ARRIS Solutions, Inc., Pace Ltd., Pace Americas, LLC, Pace USA, LLC, ASUSteK Computer Inc., ASUS Computer International, Comcast Cable Communications, LLC, Comcast Cable Communications Management, LLC, Comcast Business Communications, LLC, HTC Corporation, HTC America, Inc., NETGEAR, Inc., Technicolor S.A., Technicolor USA, Inc., and Technicolor Connected Home USA LLC, or collectively, the Downstream Respondents. On July 20, 2016, the ITC instituted the investigation, or the ITC Investigation. Complainants sought the following relief: (1) a permanent limited exclusion order excluding from importation into the U.S. all of the Respondents' semiconductor devices and semiconductor device packages and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation and (2) a permanent cease and desist order prohibiting the Respondents and Downstream Respondents and related companies from importing, marketing, advertising, demonstrating, warehousing inventory for distribution, offering for sale, selling, qualifying for use in the products of others, distributing, or using the Respondents' semiconductor devices and semiconductor device packages and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation.
On May 23, 2016, Tessera and Invensas filed a complaint against BRCM in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-00379, alleging infringement of the three patents subject to the ITC Investigation. The complaint sought compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
On May 23, 2016, Tessera and Tessera Advanced Technologies, Inc. filed a complaint against BRCM in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-00380, alleging infringement of four patents relating to semiconductor packaging and circuit technologies. On June 19, 2016, the complaint was amended to add three more patents relating to semiconductor packaging technologies for a total of seven patents in this matter. The complaint sought compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
On May 23, 2016, Invensas filed a Writ of Summons against Broadcom, BRCM, Broadcom Netherlands B.V. and Broadcom Communications Netherlands B.V. in the Hague District Court in the Netherlands, Case No. L1422381, alleging infringement of a single European patent that is a foreign counterpart to one of the patents subject to the ITC Investigation, or the European Patent. The named defendants also included distributors EBV Elektronik GmbH, Arrow Central Europe GmbH, and Mouser Electronics Netherlands B.V. The requested relief included a cease-and-desist order and damages in an unspecified amount.
On May 23, 2016, Invensas also filed a complaint against each of (i) Broadcom Germany GmbH and Broadcom‘s German distributors, Case No. 7 O 97/16, and (ii) Broadcom and BRCM, Case No. 7 O 98/16, in the Mannheim District Court in Germany, alleging infringement of the European Patent. The requested relief included damages in an unspecified amount and an injunction preventing the sale of the accused products.
On November 7, 2016, Invensas filed a complaint against Avago, Avago U.S., Emulex Corporation, or Emulex, LSI Corporation and PLX Technology, Inc., a subsidiary of Broadcom, or PLX, in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-01033, alleging infringement of two of the patents subject to the ITC Investigation. The complaint sought compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
On November 7, 2016, Tessera and Invensas filed a complaint against Avago, Avago U.S., and Avago Technologies Wireless (U.S.A.) Manufacturing Inc. in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-01034, alleging infringement of two patents relating to semiconductor packaging technology. On January 31, 2017, Tessera and Invensas amended the complaint in this matter and added three additional patents related to semiconductor packaging technology, which were also at issue in case No. 1-16-cv-00379 pending in Delaware. The complaint sought compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
On December 18, 2017, Broadcom and its subsidiaries entered into comprehensive settlement agreements and a patent license agreement with Tessera and its affiliates resolving all outstanding litigation. Pursuant to the agreements between the parties, the ITC investigation was terminated and all of the other litigations were dismissed, thereby concluding all actions with respect to these matters.

Lawsuits Relating to the Acquisition of Emulex
On March 3, 2015, two putative shareholder class action complaints were filed in the Court of Chancery of the State of Delaware, or the Delaware Court of Chancery, against Emulex, its directors, Avago Technologies Wireless (U.S.A.) Manufacturing Inc., or AT Wireless, and Emerald Merger Sub, Inc., or Emerald Merger Sub, captioned as follows: James Tullman v. Emulex Corporation, et al., Case No. 10743-VCL (Del. Ch.); Moshe Silver ACF/Yehudit Silver U/NY/UTMA v. Emulex Corporation, et al., Case No. 10744-VCL (Del. Ch.). On March 11, 2015, a third complaint was filed in the Delaware Court of Chancery, captioned Hoai Vu v. Emulex Corporation, et al., Case No. 10776-VCL (Del. Ch.). The complaints alleged, among other things, that Emulex’s directors breached their fiduciary duties by approving the Agreement and Plan of Merger, dated February 25, 2015, by and among AT Wireless, Emerald Merger Sub and Emulex and that AT Wireless and Emerald Merger Sub aided and abetted these alleged breaches of fiduciary duty. The complaints sought, among other things, either to enjoin the transaction or to rescind it following its completion, as well as damages, including attorneys’ and experts’ fees. The Delaware Court of Chancery has entered an order consolidating the three Delaware actions under the caption In re Emulex Corporation Stockholder Litigation, Consolidated C.A. No. 10743-VCL. On May 5, 2015, we completed our acquisition of Emulex. On June 5, 2015, the Court of Chancery dismissed the consolidated action without prejudice.
On April 8, 2015, a putative class action complaint was filed in the U.S. Central District Court, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Emerald Merger Sub, and purported to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleges, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the U.S. Central District Court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint, which the U.S. Central District Court granted with prejudice on January 13, 2016. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit Court, on January 15, 2016. The appeal is captioned Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 16-55088. On June 27, 2016, the Plaintiff-Appellant filed his opening brief, on August 17 and August 22, 2016, the Defendants-Appellees filed their answering briefs, and on October 5, 2016 Plaintiff-Appellant filed his reply brief. The Ninth Circuit Court heard oral argument on October 5, 2017. On April 20, 2018, the Ninth Circuit Court issued an opinion affirming in part and reversing in part the decision of the U.S. Central District Court and remanding Plaintiff-Appellant’s claims under Sections 14(e) and 20(a) of the Exchange Act to the U.S. Central District Court for reconsideration. On May 4, 2018, the Defendants-Appellees filed a Petition for Rehearing En Banc with the Ninth Circuit Court. We believe these claims are all entirely without merit and intend to vigorously defend these actions.
Lawsuits Relating to the Acquisition of PLX
In June and July 2014, four lawsuits were filed in the Superior Court for the State of California, County of Santa Clara, or the Superior Court, challenging our acquisition of PLX. On July 22, 2014, the Superior Court consolidated these California actions under the caption In re PLX Technology, Inc. S’holder Litig., Lead Case No. 1-14-CV-267079 (Cal. Super. Ct., Santa Clara) and appointed lead counsel. That same day, the Superior Court also stayed the consolidated action, pending resolution of related actions filed in the Delaware Court of Chancery, described below.
Also in June and July 2014, five similar lawsuits were filed in the Delaware Court of Chancery. On July 21, 2014, the Delaware Court of Chancery consolidated these Delaware actions under the caption In re PLX Technology, Inc. Stockholders Litigation, Consol. C.A. No. 9880-VCL (Del. Ch.), appointed lead plaintiffs and lead counsel, and designated an operative complaint for the consolidated action. On July 31, 2014, counsel for lead plaintiffs in Delaware informed the Delaware Court of Chancery that they would not seek a preliminary injunction, but intend to seek damages and pursue monetary remedies through post-closing litigation. Our acquisition of PLX closed on August 12, 2014.

On October 31, 2014, lead plaintiffs filed a consolidated amended complaint. This complaint alleges, among other things, that PLX’s directors breached their fiduciary duties to PLX’s stockholders by seeking to sell PLX for an inadequate price, pursuant to an unfair process, and by agreeing to preclusive deal protections in the merger agreement. Plaintiffs also allege that Potomac Capital Partners II, L.P., Deutsche Bank Securities, AT Wireless and Pluto Merger Sub, Inc., the acquisition subsidiary, aided and abetted the alleged fiduciary breaches. Plaintiffs also allege that PLX’s Solicitation/Recommendation statement on Schedule 14D-9, as filed with the SEC, contained false and misleading statements and/or omitted material information necessary to inform the shareholder vote. The plaintiffs seek, among other things, monetary damages and attorneys’ fees and costs. On September 3, 2015, the Delaware Court of Chancery granted motions to dismiss filed by AT Wireless, the acquisition subsidiary and two PLX directors, and denied motions to dismiss filed by several other PLX directors, Potomac Capital Partners II, L.P. and Deutsche Bank Securities.
On August 17, 2016, the five remaining PLX director-defendants and Deutsche Bank Securities entered into a stipulation of partial settlement to resolve claims against all of the former PLX directors and Deutsche Bank Securities asserted in the Delaware class action. The partial settlement also provides for a release of all potential claims against AT Wireless, Pluto Merger Sub, Inc., Avago and PLX. Defendant Potomac Capital Partners II, L.P. is not a party to the settlement. This partial settlement was approved by the Delaware Court of Chancery on December 20, 2016.
On November 9, 2016, the sole remaining defendant, Potomac Capital Partners II, L.P., filed cross-claims against the named individual director defendants and Deutsche Bank Securities for contribution. Under various contracts and statutes, PLX may owe indemnification to each of these parties. The cross-claims are now barred according to the terms of the approved partial settlement, although Potomac Capital Partners II, L.P. might be entitled to an offset (based on contributory fault) of any damages it might owe to the class. A bench trial was held in the Delaware class action on April 10, 2018 and a decision is expected later this year.
Other Matters
In addition to the matters discussed above, we are currently engaged in a number of legal actions in the ordinary course of our business.
Contingency Assessment
We do not believe, based on currently available facts and circumstances, that the final outcome of any pending legal proceedings, taken individually or as a whole, will have a material adverse effect on our financial condition, results of operations or cash flows. However, lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and other resources to defend. The results of litigation are inherently uncertain, and material adverse outcomes are possible. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses, such as future royalty payments in the case of an intellectual property dispute.
During the periods presented, no material amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to loss contingencies associated with any legal proceedings, as potential losses for such matters are not considered probable and ranges of losses are not reasonably estimable. These matters are subject to many uncertainties and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our results of operations, financial position or cash flows.
Other Indemnifications
As is customary in our industry and as provided for in local law in the United States and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liabilities or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

12. Restructuring, Impairment and Disposal Charges
Restructuring Charges
The following is a summary of significant restructuring expense recognized in continuing operations, primarily operating expenses:

•
During the first quarter of fiscal year 2018, we began the implementation of cost reduction activities associated with the Brocade Merger. In connection with the Brocade Merger, we recognized $35 million and $143 million of restructuring costs primarily related to employee termination costs during the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively. Approximately 1,100 employees have been terminated from our workforce across all business and functional areas on a global basis as a result of the Brocade Merger. Management is in the process of further evaluating our resources and business needs and may eliminate additional positions, which would result in additional restructuring costs.

•
In connection with the acquisition of BRCM in the second quarter of fiscal year 2016, or the Broadcom Merger, we began the implementation of cost reduction activities associated with the Broadcom Merger. Restructuring costs recorded were $14 million and $45 million for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively, and $22 million and $64 million for the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively. Restructuring costs were primarily related to lease and other exit costs for the fiscal quarter and two fiscal quarters ended May 6, 2018 and employee termination costs for the fiscal quarter and two fiscal quarters ended April 30, 2017.

	Employee Termination Costs	Leases and Other Exit Costs	Total

	(In millions)
Balance as of October 29, 2017	$28	$17	$45
Restructuring charges (a)	129	61	190
Utilization	(121)	(55)	(176)
Balance as of May 6, 2018 (b)	$36	$23	$59
_________________________________
(a) Included $2 million of restructuring expense related to discontinued operations recognized during the two fiscal quarters ended May 6, 2018, which was included in loss from discontinued operations in our condensed consolidated statements of operations.
(b) The majority of the employee termination costs balance is expected to be paid in the third quarter of fiscal year 2018. The leases and other exit costs balance is expected to be paid during the remaining terms of the leases, which extend through fiscal year 2025.
Impairment and Disposal Charges
During the fiscal quarter and two fiscal quarters ended May 6, 2018, we recorded impairment and disposal charges of $6 million and $12 million, respectively. These charges primarily related to impairments of leasehold improvements. During the fiscal quarter and two fiscal quarters ended April 30, 2017, we recorded impairment and disposal charges of $15 million and $25 million, respectively. These charges included impairment of property, plant and equipment acquired through the Broadcom Merger and IPR&D projects.
13. Condensed Consolidating Financial Information
In connection with the Exchange Offer, we are required to provide certain financial information regarding the Parent Guarantor, the Subsidiary Guarantor, the Subsidiary Issuers and our other subsidiaries, collectively, the Non-Guarantor Subsidiaries. The following information sets forth the condensed consolidating financial information as of May 6, 2018 and October 29, 2017 and for the fiscal quarter and two fiscal quarters ended May 6, 2018 and April 30, 2017 for the Parent Guarantor, the Subsidiary Guarantor, the Subsidiary Issuers, and the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Subsidiary Guarantor, the Subsidiary Issuers and the Non-Guarantor Subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Subsidiary Issuers would not provide additional material information that would be useful in assessing their financial composition.
See Note 6. “Borrowings” for more information regarding the 2017 Senior Notes and changes in guarantors resulting from the Redomiciliation Transaction. We have applied the impacts from the Redomiciliation Transaction and the change in guarantors retrospectively to all periods presented.

	Condensed Consolidating Balance Sheet
	May 6, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$495	$5,913	$1,779	$—	$8,187
Trade accounts receivable, net	—	—	—	2,749	—	2,749
Inventory	—	—	—	1,235	—	1,235
Intercompany receivable	10	6	1,693	1,393	(3,102)	—
Intercompany loan receivable	—	—	1,320	2,554	(3,874)	—
Other current assets	—	—	37	266	—	303
Total current assets	10	501	8,963	9,976	(6,976)	12,474
Long-term assets:
Property, plant and equipment, net	—	—	241	2,479	—	2,720
Goodwill	—	—	1,360	25,548	—	26,908
Intangible assets, net	—	—	—	12,346	—	12,346
Investment in subsidiaries	32,405	32,413	35,187	96,595	(196,600)	—
Intercompany loan receivable, long-term	—	—	43,565	937	(44,502)	—
Other long-term assets	—	—	27	461	—	488
Total assets	$32,415	$32,914	$89,343	$148,342	$(248,078)	$54,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2	$22	$38	$774	$—	$836
Employee compensation and benefits	—	—	137	280	—	417
Current portion of long-term debt	—	—	117	—	—	117
Intercompany payable	346	463	1,158	1,135	(3,102)	—
Intercompany loan payable	—	—	2,554	1,320	(3,874)	—
Other current liabilities	—	—	677	77	—	754
Total current liabilities	348	485	4,681	3,586	(6,976)	2,124
Long-term liabilities:
Long-term debt	—	—	17,444	37	—	17,481
Deferred tax liabilities	—	—	5	261	—	266
Intercompany loan payable, long-term	—	21	915	43,566	(44,502)	—
Unrecognized tax benefits	—	—	1,941	759	—	2,700
Other long-term liabilities	—	—	163	135	—	298
Total liabilities	348	506	25,149	48,344	(51,478)	22,869
Total stockholders’ equity	32,067	32,408	64,194	99,998	(196,600)	32,067
Total liabilities and stockholders' equity	$32,415	$32,914	$89,343	$148,342	$(248,078)	$54,936

	Condensed Consolidating Balance Sheet
	October 29, 2017
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$194	$7,555	$3,455	$—	$11,204
Trade accounts receivable, net	—	—	—	2,448	—	2,448
Inventory	—	—	—	1,447	—	1,447
Intercompany receivable	—	32	279	309	(620)	—
Intercompany loan receivable	—	28	1,891	8,849	(10,768)	—
Other current assets	—	—	350	374	—	724
Total current assets	—	254	10,075	16,882	(11,388)	15,823
Long-term assets:
Property, plant and equipment, net	—	—	207	2,392	—	2,599
Goodwill	—	—	1,360	23,346	—	24,706
Intangible assets, net	—	—	—	10,832	—	10,832
Investment in subsidiaries	20,285	23,112	28,049	63,739	(135,185)	—
Intercompany loan receivable, long-term	—	—	41,547	—	(41,547)	—
Other long-term assets	—	—	213	245	—	458
Total assets	$20,285	$23,366	$81,451	$117,436	$(188,120)	$54,418
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$7	$72	$1,026	$—	$1,105
Employee compensation and benefits	—	—	274	352	—	626
Current portion of long-term debt	—	—	117	—	—	117
Intercompany payable	—	123	186	311	(620)	—
Intercompany loan payable	—	50	8,799	1,919	(10,768)	—
Other current liabilities	—	—	254	427	—	681
Total current liabilities	—	180	9,702	4,035	(11,388)	2,529
Long-term liabilities:
Long-term debt	—	—	17,431	—	—	17,431
Deferred tax liabilities	—	—	10,293	(274)	—	10,019
Intercompany loan payable, long-term	—	—	—	41,547	(41,547)	—
Unrecognized tax benefits	—	—	497	514	—	1,011
Other long-term liabilities	—	—	76	166	—	242
Total liabilities	—	180	37,999	45,988	(52,935)	31,232
Total stockholders’ equity	20,285	20,285	43,452	71,448	(135,185)	20,285
Noncontrolling interest	—	2,901	—	—	—	2,901
Total liabilities and stockholders' equity	$20,285	$23,366	$81,451	$117,436	$(188,120)	$54,418

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Fiscal Quarter Ended
	May 6, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue	$—	$—	$—	$5,014	$—	$5,014
Intercompany revenue	—	—	566	—	(566)	—
Total revenue	—	—	566	5,014	(566)	5,014
Cost of products sold:
Cost of products sold	—	—	35	1,661	—	1,696
Intercompany cost of products sold	—	—	—	37	(37)	—
Amortization of acquisition-related intangible assets	—	—	—	765	—	765
Restructuring charges	—	—	—	2	—	2
Total cost of products sold	—	—	35	2,465	(37)	2,463
Gross margin	—	—	531	2,549	(529)	2,551
Research and development	—	—	407	529	—	936
Intercompany operating expense	—	—	—	529	(529)	—
Selling, general and administrative	2	50	72	170	—	294
Amortization of acquisition-related intangible assets	—	—	—	67	—	67
Restructuring, impairment and disposal charges	—	—	11	42	—	53
Total operating expenses	2	50	490	1,337	(529)	1,350
Operating income (loss)	(2)	(50)	41	1,212	—	1,201
Interest expense	—	—	(148)	—	—	(148)
Intercompany interest expense	—	—	(81)	(519)	600	—
Other income, net	—	1	28	17	—	46
Intercompany interest income	—	—	519	81	(600)	—
Intercompany other income (expense), net	—	50	—	(50)	—	—
Income (loss) from continuing operations before income taxes and earnings in subsidiaries	(2)	1	359	741	—	1,099
Benefit from income taxes	—	—	(2,521)	(116)	—	(2,637)
Income (loss) from continuing operations before earnings in subsidiaries	(2)	1	2,880	857	—	3,736
Earnings in subsidiaries	3,720	3,734	3,680	10,278	(21,412)	—
Income from continuing operations and earnings in subsidiaries	3,718	3,735	6,560	11,135	(21,412)	3,736
Loss from discontinued operations, net of income taxes	—	—	(2)	(1)	—	(3)
Net income	3,718	3,735	6,558	11,134	(21,412)	3,733
Net income attributable to noncontrolling interest	—	15	—	—	—	15
Net income attributable to common stock	$3,718	$3,720	$6,558	$11,134	$(21,412)	$3,718

Net income	$3,718	$3,735	$6,558	$11,134	$(21,412)	$3,733
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available-for-sale investments	—	—	(9)	—	—	(9)
Amortization of actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	—	—	1	—	1
Other comprehensive income (loss)	—	—	(9)	1	—	(8)
Comprehensive income	3,718	3,735	6,549	11,135	(21,412)	3,725
Comprehensive income attributable to noncontrolling interest	—	15	—	—	—	15
Comprehensive income attributable to common stock	$3,718	$3,720	$6,549	$11,135	$(21,412)	$3,710

	Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Fiscal Quarter Ended
	April 30, 2017
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue	$—	$—	$1	$4,189	$—	$4,190
Intercompany revenue	—	—	529	12	(541)	—
Total revenue	—	—	530	4,201	(541)	4,190
Cost of products sold:
Cost of products sold	—	—	42	1,522	—	1,564
Intercompany cost of products sold	—	—	—	63	(63)	—
Purchase accounting effect on inventory	—	—	—	1	—	1
Amortization of acquisition-related intangible assets	—	—	—	639	—	639
Restructuring charges	—	—	5	5	—	10
Total cost of products sold	—	—	47	2,230	(63)	2,214
Gross margin	—	—	483	1,971	(478)	1,976
Research and development	—	—	345	484	—	829
Intercompany operating expense	—	—	—	478	(478)	—
Selling, general and administrative	—	6	81	117	—	204
Amortization of acquisition-related intangible assets	—	—	—	442	—	442
Restructuring, impairment and disposal charges	—	—	3	24	—	27
Total operating expenses	—	6	429	1,545	(478)	1,502
Operating income (loss)	—	(6)	54	426	—	474
Interest expense	—	—	(118)	6	—	(112)
Intercompany interest expense	—	(2)	(16)	(972)	990	—
Other income (expense), net	—	1	8	(6)	—	3
Intercompany interest income	—	—	972	18	(990)	—
Intercompany other income (expense), net	—	812	(413)	(399)	—	—
Income (loss) from continuing operations before income taxes and earnings in (loss from) subsidiaries	—	805	487	(927)	—	365
Provision for (benefit from) income taxes	—	—	(139)	36	—	(103)
Income (loss) from continuing operations, before earnings in (loss from) subsidiaries	—	805	626	(963)	—	468
Earnings in (loss from) subsidiaries	440	(341)	(1,830)	(762)	2,493	—
Income (loss) from continuing operations and earnings in (loss from) subsidiaries	440	464	(1,204)	(1,725)	2,493	468
Income (loss) from discontinued operations, net of income taxes	—	—	2	(6)	—	(4)
Net income (loss)	440	464	(1,202)	(1,731)	2,493	464
Net income attributable to noncontrolling interest	—	24	—	—	—	24
Net income (loss) attributable to common stock	$440	$440	$(1,202)	$(1,731)	$2,493	$440

Net income (loss)	$440	$464	$(1,202)	$(1,731)	$2,493	$464
Other comprehensive income, net of tax:
Amortization of actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	—	—	1	—	1
Other comprehensive income	—	—	—	1	—	1
Comprehensive income (loss)	440	464	(1,202)	(1,730)	2,493	465
Comprehensive income attributable to noncontrolling interest	—	24	—	—	—	24
Comprehensive income (loss) attributable to common stock	$440	$440	$(1,202)	$(1,730)	$2,493	$441

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Two Fiscal Quarters Ended
	May 6, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue	$—	$—	$—	$10,341	$—	$10,341
Intercompany revenue	—	—	1,150	—	(1,150)	—
Total revenue	—	—	1,150	10,341	(1,150)	10,341
Cost of products sold:
Cost of products sold	—	—	67	3,528	—	3,595
Intercompany cost of products sold	—	—	—	71	(71)	—
Purchase accounting effect on inventory	—	—	—	70	—	70
Amortization of acquisition-related intangible assets	—	—	—	1,480	—	1,480
Restructuring charges	—	—	2	15	—	17
Total cost of products sold	—	—	69	5,164	(71)	5,162
Gross margin	—	—	1,081	5,177	(1,079)	5,179
Research and development	—	—	813	1,048	—	1,861
Intercompany operating expense	—	—	—	1,079	(1,079)	—
Selling, general and administrative	2	84	157	342	—	585
Amortization of acquisition-related intangible assets	—	—	—	406	—	406
Restructuring, impairment and disposal charges	—	—	44	139	—	183
Total operating expenses	2	84	1,014	3,014	(1,079)	3,035
Operating income (loss)	(2)	(84)	67	2,163	—	2,144
Interest expense	—	—	(329)	(2)	—	(331)
Intercompany interest expense	—	—	(140)	(1,093)	1,233	—
Other income, net	—	2	47	32	—	81
Intercompany interest income	—	—	1,093	140	(1,233)	—
Intercompany other income (expense), net	—	229	(57)	(172)	—	—
Income (loss) from continuing operations before income taxes and earnings in subsidiaries	(2)	147	681	1,068	—	1,894
Benefit from income taxes	—	—	(7,981)	(442)	—	(8,423)
Income (loss) from continuing operations before earnings in subsidiaries	(2)	147	8,662	1,510	—	10,317
Earnings in subsidiaries	9,950	10,154	9,503	28,113	(57,720)	—
Income from continuing operations and earnings in subsidiaries	9,948	10,301	18,165	29,623	(57,720)	10,317
Loss from discontinued operations, net of income taxes	—	—	(2)	(16)	—	(18)
Net income	9,948	10,301	18,163	29,607	(57,720)	10,299
Net income attributable to noncontrolling interest	—	351	—	—	—	351
Net income attributable to common stock	$9,948	$9,950	$18,163	$29,607	$(57,720)	$9,948

Net income	$9,948	$10,301	$18,163	$29,607	$(57,720)	$10,299
Other comprehensive income, net of tax:
Amortization of actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	—	—	1	—	1
Other comprehensive income	—	—	—	1	—	1
Comprehensive income	9,948	10,301	18,163	29,608	(57,720)	10,300
Comprehensive income attributable to noncontrolling interest	—	351	—	—	—	351
Comprehensive income attributable to common stock	$9,948	$9,950	$18,163	$29,608	$(57,720)	$9,949

	Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Two Fiscal Quarters Ended
	April 30, 2017
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue	$—	$—	$74	$8,255	$—	$8,329
Intercompany revenue	—	—	910	9	(919)	—
Total revenue	—	—	984	8,264	(919)	8,329
Cost of products sold:
Cost of products sold	—	—	87	3,050	—	3,137
Intercompany cost of products sold	—	—	(12)	122	(110)	—
Purchase accounting effect on inventory	—	—	—	1	—	1
Amortization of acquisition-related intangible assets	—	—	7	1,191	—	1,198
Restructuring charges	—	—	8	8	—	16
Total cost of products sold	—	—	90	4,372	(110)	4,352
Gross margin	—	—	894	3,892	(809)	3,977
Research and development	—	—	713	924	—	1,637
Intercompany operating expense	—	—	(80)	889	(809)	—
Selling, general and administrative	—	13	175	217	—	405
Amortization of acquisition-related intangible assets	—	—	7	875	—	882
Restructuring, impairment and disposal charges	—	—	18	55	—	73
Total operating expenses	—	13	833	2,960	(809)	2,997
Operating income (loss)	—	(13)	61	932	—	980
Interest expense	—	—	(169)	(54)	—	(223)
Intercompany interest expense	—	(3)	(90)	(976)	1,069	—
Loss on extinguishment of debt	—	—	(52)	(107)	—	(159)
Other income, net	—	1	6	27	—	34
Intercompany interest income	—	1	976	92	(1,069)	—
Intercompany other income (expense), net	—	1,013	(479)	(534)	—	—
Income (loss) from continuing operations before income taxes and earnings in (loss from) subsidiaries	—	999	253	(620)	—	632
Provision for (benefit from) income taxes	—	—	(109)	16	—	(93)
Income (loss) from continuing operations, before earnings in (loss from) subsidiaries	—	999	362	(636)	—	725
Earnings in (loss from) subsidiaries	679	(283)	(2,061)	(1,028)	2,693	—
Income (loss) from continuing operations and earnings in (loss from) subsidiaries	679	716	(1,699)	(1,664)	2,693	725
Loss from discontinued operations, net of income taxes	—	—	(8)	(1)	—	(9)
Net income (loss)	679	716	(1,707)	(1,665)	2,693	716
Net income attributable to noncontrolling interest	—	37	—	—	—	37
Net income (loss) attributable to common stock	$679	$679	$(1,707)	$(1,665)	$2,693	$679

Net income (loss)	$679	$716	$(1,707)	$(1,665)	$2,693	$716
Other comprehensive income, net of tax:
Amortization of actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	—	—	1	—	1
Other comprehensive income	—	—	—	1	—	1
Comprehensive income (loss)	679	716	(1,707)	(1,664)	2,693	717
Comprehensive income attributable to noncontrolling interest	—	37	—	—	—	37
Comprehensive income (loss) attributable to common stock	$679	$679	$(1,707)	$(1,664)	$2,693	$680

	Condensed Consolidating Statements of Cash Flows
	Two Fiscal Quarters Ended
	May 6, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Cash flows from operating activities:
Net income	$9,948	$10,301	$18,163	$29,607	$(57,720)	$10,299
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(9,611)	(10,001)	(18,528)	(26,110)	57,949	(6,301)
Net cash provided by (used in) operating activities	337	300	(365)	3,497	229	3,998
Cash flows from investing activities:
Intercompany contributions paid	—	(102)	(9,099)	(3,002)	12,203	—
Distributions received from subsidiaries	—	1,521	—	1,521	(3,042)	—
Net change in intercompany loans	—	28	8,346	2,181	(10,555)	—
Acquisitions of businesses, net of cash acquired	—	—	—	(4,786)	—	(4,786)
Proceeds from sales of businesses	—	—	—	782	—	782
Purchases of property, plant and equipment	—	—	(114)	(295)	—	(409)
Proceeds from disposals of property, plant and equipment	—	—	1	237	—	238
Purchases of investments	—	—	(50)	(199)	—	(249)
Proceeds from sale of investment	—	—	54	—	—	54
Other	—	—	—	(12)	—	(12)
Net cash provided by (used in) investing activities	—	1,447	(862)	(3,573)	(1,394)	(4,382)
Cash flows from financing activities:
Intercompany contributions received	—	—	3,231	9,201	(12,432)	—
Dividend and distribution payments	—	(1,521)	(1,521)	(1,521)	3,042	(1,521)
Net intercompany borrowings	—	(27)	(2,125)	(8,403)	10,555	—
Repayment of debt	—	—	—	(856)	—	(856)
Repurchases of common stock	(347)	—	—	—	—	(347)
Issuance of common stock, net	10	102	—	—	—	112
Payment of capital lease obligations	—	—	—	(21)	—	(21)
Net cash used in financing activities	(337)	(1,446)	(415)	(1,600)	1,165	(2,633)
Net change in cash and cash equivalents	—	301	(1,642)	(1,676)	—	(3,017)
Cash and cash equivalents at the beginning of period	—	194	7,555	3,455	—	11,204
Cash and cash equivalents at end of period	$—	$495	$5,913	$1,779	$—	$8,187

	Condensed Consolidating Statements of Cash Flows
	Two Fiscal Quarters Ended
	April 30, 2017
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Cash flows from operating activities:
Net income (loss)	$679	$716	$(1,707)	$(1,665)	$2,693	$716
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(679)	(463)	1,912	4,143	(2,693)	2,220
Net cash provided by operating activities	—	253	205	2,478	—	2,936
Cash flows from investing activities:
Net change in intercompany loans	—	410	129	6,393	(6,932)	—
Acquisitions of businesses, net of cash acquired	—	—	—	(37)	—	(37)
Proceeds from sale of business	—	—	—	10	—	10
Purchases of property, plant and equipment	—	—	(185)	(396)	—	(581)
Purchases of investments	—	—	(200)	—	—	(200)
Other	—	—	—	(4)	—	(4)
Net cash provided by (used in) investing activities	—	410	(256)	5,966	(6,932)	(812)
Cash flows from financing activities:
Net intercompany borrowings	—	465	(6,004)	(1,393)	6,932	—
Proceeds from issuance of long-term debt	—	—	13,446	—	—	13,446
Repayment of debt	—	—	(5,705)	(7,963)	—	(13,668)
Payment of debt issuance costs	—	—	(23)	—	—	(23)
Dividend and distribution payments	—	(868)	—	—	—	(868)
Issuance of common stock, net	—	150	—	—	—	150
Other	—	—	(2)	(2)	—	(4)
Net cash provided by (used in) financing activities	—	(253)	1,712	(9,358)	6,932	(967)
Net change in cash and cash equivalents	—	410	1,661	(914)	—	1,157
Cash and cash equivalents at the beginning of period	—	53	1,092	1,952	—	3,097
Cash and cash equivalents at end of period	$—	$463	$2,753	$1,038	$—	$4,254
14. Subsequent Event
Cash Dividends Declared
On June 6, 2018, our Board of Directors declared a cash dividend of $1.75 per share, payable on June 29, 2018 to stockholders of record at the close of business on June 20, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 29, 2017, or fiscal year 2017, included in the Annual Report on Form 10-K for fiscal year 2017, or 2017 Annual Report on Form 10-K, filed by our predecessor, Broadcom Limited, a company organized under the laws of the Republic of Singapore, or Broadcom-Singapore. This is our first Quarterly Report on Form 10-Q following the redomiciliation on April 4, 2018 of our ultimate parent company to the U.S., or the Redomiciliation Transaction. The financial information and results of operations in this Form 10-Q for periods prior to April 4, 2018 relate to our predecessor for accounting and financial reporting purposes, Broadcom-Singapore, and relate to Broadcom Inc. for the period after April 4, 2018, the effective date of the Redomiciliation Transaction. Similarly, unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Inc. and its consolidated subsidiaries, from and after the effective date of the Redomiciliation Transaction and, prior to that time, to our predecessor. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies and objectives of management for future operations; statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property rights, or IP; and the effects of seasonality on our business. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
Broadcom is the successor to Broadcom-Singapore. Following the Redomiciliation Transaction on April 4, 2018, Broadcom became the ultimate parent company of Broadcom-Singapore.
We are a leading designer, developer and global supplier of a broad range of semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. We have four reportable segments: wired infrastructure, wireless communications, enterprise storage and industrial & other, which align with our principal target markets.
Our fiscal year ending November 4, 2018, or fiscal year 2018, is a 53-week fiscal year, with our first fiscal quarter containing 14 weeks compared to 13 weeks in the first fiscal quarter ended January 29, 2017. The additional week in the first quarter of fiscal year 2018 resulted in higher net revenue, gross margin dollars, research and development expense, and selling general and administrative expense in the first quarter and first two quarters of fiscal year 2018, compared to the corresponding prior year periods.
Recent Developments and Highlights
Highlights during the two fiscal quarters ended May 6, 2018 include the following:
•Our cash and cash equivalents were $8,187 million at May 6, 2018. This compares with $11,204 million at October 29, 2017, which included net proceeds of $3,980 million from the issuance of senior unsecured notes in October 2017 used to fund the acquisition of Brocade Communications Systems, Inc., or Brocade.

•On November 17, 2017, or the Brocade Acquisition Date, we completed the acquisition of Brocade for aggregate consideration of approximately $6 billion.
• We had an $8,423 million benefit from incomes taxes primarily due to provisional income tax benefits realized from the enactment of the U.S. Tax Cuts and Jobs Act, or the 2017 Tax Reform Act, and the impact from the Redomiciliation Transaction.
•We generated $3,998 million of cash from operations.
•We paid $1,521 million for cash dividends and distributions and $347 million to repurchase shares of our common stock.
Redomiciliation to the United States from Singapore
After the close of market trading on April 4, 2018, Broadcom Inc. and Broadcom-Singapore completed a statutory scheme of arrangement under Singapore law, or the Scheme of Arrangement. Pursuant to the Scheme of Arrangement, all Broadcom-Singapore ordinary shares outstanding immediately prior to the effective time of the Scheme of Arrangement were exchanged on a one-for-one basis for newly issued shares of Broadcom Inc. common stock and Broadcom-Singapore became an indirect wholly-owned subsidiary of Broadcom Inc.
In conjunction with the Redomiciliation Transaction and pursuant to an amendment to the Amended and Restated Limited Partnership Agreement of Broadcom Cayman L.P., or the Partnership, all outstanding exchangeable limited partnership units of the Partnership were mandatorily exchanged, or the Mandatory Exchange, on a one-for-one basis for newly issued shares of Broadcom Inc. common stock immediately prior to the completion of the Scheme of Arrangement. As a result, all limited partners of the Partnership, or the Limited Partners, became common stockholders of Broadcom Inc. In addition, all related outstanding special preference shares of Broadcom-Singapore were automatically redeemed upon the Mandatory Exchange. Consequently, the Limited Partners no longer hold a noncontrolling interest in the Partnership and we subsequently deregistered the Partnership.
Acquisition & Divestitures
Acquisition of Brocade
On the Brocade Acquisition Date, one of our indirect subsidiaries merged with and into Brocade with Brocade as the surviving corporation, or the Brocade Merger. As a result of the Brocade Merger, Brocade stockholders received, in aggregate, approximately $5,298 million in cash in exchange for all shares of Brocade common stock issued and outstanding immediately prior to the effective time of the Brocade Merger. We also paid $701 million to retire Brocade’s term loan. In addition, we assumed all unvested Brocade stock options, restricted stock units and performance stock units held by continuing employees. All vested in-the-money Brocade stock options, after giving effect to any acceleration, were cashed out upon the Brocade Merger.
Brocade was a leading supplier of networking hardware, software and services, including Fibre Channel Storage Area Network, or FC SAN, solutions and Internet Protocol Networking, or IP Networking, solutions. We acquired Brocade to enhance our position as a leading provider of enterprise storage connectivity solutions, broaden our portfolio for enterprise storage, and to increase our ability to address the evolving needs of our original equipment manufacturer, or OEM, customers.
We financed the Brocade Merger with the net proceeds from the October 2017 issuance of senior unsecured notes, as well as cash on hand.
Divestiture of Brocade’s IP Networking Business
Following the Brocade Merger, on December 1, 2017, we sold Brocade’s IP Networking business, including the Ruckus Wireless and ICX Switch businesses, to ARRIS International plc for cash consideration of $800 million, adjusted for closing working capital balances.

Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual financial results may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, business combinations, valuation of long-lived assets, intangible assets and goodwill, inventory valuation, income taxes, retirement and post-retirement benefit plan assumptions, stock-based compensation, and employee bonus programs.
There were no significant changes in our critical accounting policies during the two fiscal quarters ended May 6, 2018 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2017 Annual Report on Form 10-K.
Results of Operations
Fiscal Quarter and Two Fiscal Quarters Ended May 6, 2018 Compared to Fiscal Quarter and Two Fiscal Quarters Ended April 30, 2017
The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	May 6, 2018	April 30, 2017	May 6, 2018	April 30, 2017

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$5,014	$4,190	100%	100%
Cost of products sold:
Cost of products sold	1,696	1,564	34	38
Purchase accounting effect on inventory	—	1	—	—
Amortization of acquisition-related intangible assets	765	639	15	15
Restructuring charges	2	10	—	—
Total cost of products sold	2,463	2,214	49	53
Gross margin	2,551	1,976	51	47
Research and development	936	829	19	20
Selling, general and administrative	294	204	6	5
Amortization of acquisition-related intangible assets	67	442	1	10
Restructuring, impairment and disposal charges	53	27	1	1
Total operating expenses	1,350	1,502	27	36
Operating income	$1,201	$474	24%	11%

	Two Fiscal Quarters Ended
	May 6, 2018	April 30, 2017	May 6, 2018	April 30, 2017

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$10,341	$8,329	100%	100%
Cost of products sold:
Cost of products sold	3,595	3,137	35	38
Purchase accounting effect on inventory	70	1	1	—
Amortization of acquisition-related intangible assets	1,480	1,198	14	14
Restructuring charges	17	16	—	—
Total cost of products sold	5,162	4,352	50	52
Gross margin	5,179	3,977	50	48
Research and development	1,861	1,637	18	20
Selling, general and administrative	585	405	5	5
Amortization of acquisition-related intangible assets	406	882	4	10
Restructuring, impairment and disposal charges	183	73	2	1
Total operating expenses	3,035	2,997	29	36
Operating income	$2,144	$980	21%	12%
Net Revenue
Our overall net revenue, as well as the percentage of total net revenue generated by sales in each of our segments, varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality, which are discussed in detail below under “Seasonality”.
Historically, a relatively small number of customers has accounted for a significant portion of our net revenue. Direct sales to Foxconn Technology Group companies (including Hon Hai Precision Industries), together referred to as Foxconn, accounted for 12%, 13% and 14% of our net revenue for the two fiscal quarters ended May 6, 2018, fiscal quarter ended April 30, 2017 and two fiscal quarters ended April 30, 2017, respectively. No customer accounted for 10% or more of our net revenue for the fiscal quarter ended May 6, 2018. We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 38% and 43% of our net revenue for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively, and approximately 39% of our net revenue during both the fiscal quarter and two fiscal quarters ended April 30, 2017. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 17% of our net revenue for the fiscal quarter ended May 6, 2018, 25% of our net revenue for the two fiscal quarters ended May 6, 2018 and 15% of our net revenue for both the fiscal quarter and two fiscal quarters ended April 30, 2017. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true in our wireless communications segment as fluctuations may be magnified by the launches of, and seasonal variations in, sales of mobile handsets, as well as changes in the overall economic environment.
In recent years, approximately 50% of our net revenue has come from sales to distributors, OEMs and contract manufacturers located in China. However, the end customers for our products, or for the end products into which our products are incorporated, are frequently located in countries other than China. As a result, we believe that a substantially smaller percentage of our net revenue is ultimately dependent on sales of either our product, or our customers’ product incorporating our product, to end customers located in China.

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Net Revenue	May 6, 2018	April 30, 2017	$ Change	% Change	May 6, 2018	April 30, 2017	$ Change	% Change

	(In millions, except for percentages)
Wired infrastructure	$2,295	$2,111	$184	9%	$4,170	$4,195	$(25)	(1)%
Wireless communications	1,294	1,150	144	13%	3,504	2,325	1,179	51%
Enterprise storage	1,162	712	450	63%	2,153	1,419	734	52%
Industrial & other	263	217	46	21%	514	390	124	32%
Total net revenue	$5,014	$4,190	$824	20%	$10,341	$8,329	$2,012	24%

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
% of Net Revenue	May 6, 2018	April 30, 2017	May 6, 2018	April 30, 2017

Wired infrastructure	46%	50%	40%	50%
Wireless communications	26	28	34	28
Enterprise storage	23	17	21	17
Industrial & other	5	5	5	5
Total net revenue	100%	100%	100%	100%
Fiscal quarter ended May 6, 2018 compared to corresponding prior year period. Net revenue from our wired infrastructure segment increased primarily due to an increase in demand for our networking application-specific integrated circuit, or ASIC, products and an increase in demand from our data center and enterprise customers for our standard networking products. This increase was partially offset by a decrease in demand for our set top box and fiber optic products. Net revenue from our wireless communications segment increased primarily due to an increase in our wireless content in handsets. Net revenue from our enterprise storage segment increased primarily due to contributions from the Brocade FC SAN business and an increase in demand for our server storage connectivity products, partially offset by a decrease in demand for our hard disk drive, or HDD, products. Net revenue from our industrial & other segment increased primarily due to an increase in demand for our optocoupler and motion control products.
Two fiscal quarters ended May 6, 2018 compared to corresponding prior year period. Net revenue from our wired infrastructure segment was relatively flat, reflecting a decrease in demand for our standard networking, optical and set top box products primarily offset by an increase in demand for our networking ASIC products. Net revenue from our wireless communications segment increased primarily due to an increase in our wireless content in handsets, as well as a later than typical new handset ramp with a major customer, which resulted in higher shipments in the two quarters, as compared to the corresponding prior year period. Net revenue from our enterprise storage segment increased primarily due to contributions from the Brocade FC SAN business and an increase in demand for our server storage connectivity products, partially offset by a decrease in demand for our HDD products. Net revenue from our industrial & other segment increased primarily due to an increase in IP licensing revenue and an increase in demand for our optocoupler products.
Gross Margin
Gross margin was $2,551 million for the fiscal quarter ended May 6, 2018 compared to $1,976 million for the fiscal quarter ended April 30, 2017. Gross margin was $5,179 million for the two fiscal quarters ended May 6, 2018 compared to $3,977 million for the two fiscal quarters ended April 30, 2017. These increases were primarily due to the increases in net revenue compared to the prior periods, partially offset by increases in amortization of acquisition-related intangible assets.
As a percentage of net revenue, gross margin was 51% and 47% for the fiscal quarters ended May 6, 2018 and April 30, 2017, respectively. As a percentage of net revenue, gross margin was 50% and 48% for the two fiscal quarters ended May 6, 2018 and April 30, 2017, respectively. These increases were primarily due to the favorable gross margin impact of FC SAN products, as well as a more favorable product mix.

Research and Development Expense
Research and development expense increased $107 million, or 13%, for the fiscal quarter ended May 6, 2018 compared to the fiscal quarter ended April 30, 2017. Research and development expense increased $224 million, or 14%, for the two fiscal quarters ended May 6, 2018 compared to the two fiscal quarters ended April 30, 2017. Research and development expense as a percentage of net revenue was 18% and 20% for the two fiscal quarters ended May 6, 2018 and April 30, 2017, respectively. These increases in research and development expense dollars were primarily due to increases in stock-based compensation expense as well as the acquisition of Brocade. Stock-based compensation expense was higher in the fiscal quarter and two fiscal quarters ended May 6, 2018 primarily due to annual employee equity awards granted at higher grant-date fair values. Research and development expense as a percentage of net revenue decreased in the fiscal year 2018 periods compared to the prior year periods, as revenue growth outpaced the increase in research and development expense.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $90 million, or 44%, for the fiscal quarter ended May 6, 2018, compared to the fiscal quarter ended April 30, 2017. The increase in selling, general and administrative expense dollars was primarily due to an increase in acquisition-related costs, the acquisition of Brocade and an increase in stock-based compensation expense. Stock-based compensation expense was higher in the fiscal quarter ended May 6, 2018 due to annual employee equity awards granted at higher grant-date fair values.
Selling, general and administrative expense increased $180 million, or 44%, for the two fiscal quarters ended May 6, 2018, compared to the two fiscal quarters ended April 30, 2017. The increase in selling, general and administrative expense dollars was primarily due to the acquisition of Brocade, an increase in acquisition-related costs and an increase in stock-based compensation expense. Stock-based compensation expense was higher in the fiscal quarter ended May 6, 2018 due to annual employee equity awards granted at higher grant-date fair values.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses was $67 million and $406 million for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively, compared to $442 million and $882 million for the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively. The decreases were primarily due to the full amortization of certain intangible assets acquired in our acquisition of Broadcom Corporation, or BRCM, partially offset by the addition of amortization of intangible assets acquired in the Brocade Merger.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses, primarily related to employee termination costs, were $53 million and $183 million for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively, compared to $27 million and $73 million for the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively. These increases were mainly due to increases in restructuring activities resulting from the Brocade Merger.

Segment Operating Results
The following table sets forth operating income by segment for the periods presented:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Operating Income	May 6, 2018	April 30, 2017	$ Change	% Change	May 6, 2018	April 30, 2017	$ Change	% Change

	(In millions, except for percentages)
Wired infrastructure	$1,058	$937	$121	13%	$1,845	$1,870	$(25)	(1)%
Wireless communications	522	414	108	26%	1,581	841	740	88%
Enterprise storage	720	382	338	88%	1,299	757	542	72%
Industrial & other	152	109	43	39%	294	170	124	73%
Unallocated expenses	(1,251)	(1,368)	117	(9)%	(2,875)	(2,658)	(217)	8%
Total operating income	$1,201	$474	$727	153%	$2,144	$980	$1,164	(119)%
Fiscal quarter ended May 6, 2018 compared to corresponding prior year period. Operating income from our wired infrastructure segment increased primarily due to an increase in demand for our networking ASIC products and an increase in demand from our data center and enterprise customers for our standard networking products, partially offset by a decrease in demand for our set top box and fiber optic products. Operating income from our wireless communications segment increased primarily due to higher revenue, largely resulting from an increase in our wireless content in handsets. Operating income from our enterprise storage segment increased due to contributions from the Brocade FC SAN business and an increase in revenue from our server storage connectivity products, partially offset by a decrease in demand for our HDD products. Operating income from our industrial & other segment increased primarily due to an increase in demand for our optocoupler and motion control products.
Two fiscal quarters ended May 6, 2018 compared to corresponding prior year period. Operating income from our wired infrastructure segment was largely flat, reflecting a decrease in demand for our standard networking, optical and set top box products primarily offset by an increase in demand for our networking ASIC products. Operating income from our wireless communications segment increased primarily due to an increase in our wireless content in handsets, as well as a later than typical new handset ramp with a major customer, which resulted in higher shipments in the two quarters, as compared to the corresponding prior year period. Operating income from our enterprise storage segment increased primarily due to contributions from the Brocade FC SAN business and an increase in demand for our server storage connectivity products, partially offset by a decrease in demand for our HDD products. Operating income from our industrial & other segment increased primarily due to an increase in revenue from IP licensing and an increase in demand for our optocoupler products.
Unallocated expenses include amortization of acquisition-related intangible assets, stock-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 9% in the fiscal quarter ended May 6, 2018 compared with the corresponding prior year period primarily due to a reduction in amortization of acquisition-related intangible assets, partially offset by an increase in stock-based compensation. Unallocated expenses increased 8% in the two fiscal quarters ended May 6, 2018 compared with the corresponding prior year period, primarily due to increases in stock-based compensation expense, restructuring, impairment and disposal charges, purchase accounting effect on inventory and acquisition-related costs, partially offset by a reduction in amortization of acquisition-related intangible assets.
Non-Operating Income and Expenses
Interest expense. Interest expense was $148 million and $331 million for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively, and $112 million and $223 million, for the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively. These increases were primarily due to the issuance and sale of our senior unsecured notes in October 2017 and debt commitment fees related to the Brocade Merger.
Loss on extinguishment of debt. Loss on extinguishment of debt was $159 million for the two fiscal quarters ended April 30, 2017. We issued senior unsecured notes in January 2017 to repay all of the term loans outstanding under our guaranteed, collateralized credit agreement dated February 1, 2016. As a result, we wrote-off $159 million of debt issuance costs.
Other income, net. Other income, net includes interest income, gains (losses) on foreign currency remeasurement and other miscellaneous items. Other income, net was $46 million and $81 million for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively, and $3 million and $34 million for the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively. These increases were primarily due to an increase in interest income and gains on foreign currency remeasurement.

Benefit from income taxes. For the fiscal quarter and two fiscal quarters ended May 6, 2018, we had a benefit from income taxes of $2,637 million and $8,423 million, respectively, compared to $103 million and $93 million for the fiscal quarter and two fiscal quarters ended April 30, 2017, respectively. The benefit from income taxes in the two fiscal quarters ended May 6, 2018 was principally a result of provisional income tax benefits realized from the enactment of the 2017 Tax Reform Act on December 22, 2017 and included the net deferred tax liabilities established in connection with the Brocade Merger. The benefit for the fiscal quarter ended May 6, 2018 included the impact from the April 4, 2018 completion of the Redomiciliation Transaction and related internal reorganizations. The impact included tax benefits from the reduction of $1,063 million in unrecognized federal tax benefits related to a one-time transition tax, or the Transition Tax, $431 million in the Transition Tax payable and $1,162 million from the remeasurement of withholding taxes on undistributed earnings, partially offset by a $91 million tax provision on foreign earnings and profit subject to U.S. tax. We also recognized discrete benefits from the recognition of $127 million and $155 million of excess tax benefits from stock-based awards that were vested and/or exercised during the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively.
Our provision for (benefit from) income taxes in future periods is likely to change as a result of the impact of internal restructuring and reorganizations, excess tax benefits or tax deficiencies from stock-based awards, and changes in tax regulation.
Seasonality
Historically, our net revenue has typically been higher in the second half of the fiscal year than in the first half, primarily due to seasonality in our wireless communications segment. This segment has historically experienced seasonality due to launches of new mobile handsets manufactured by our OEM customers. However, from time to time, typical seasonality and industry cyclicality are overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, particularly in the wireless communications segment. We have a diversified business portfolio and our wired infrastructure segment generally represents the largest portion of our net revenue. We believe that our overall revenue is less susceptible to seasonal variations as a result of the diversification of our business portfolio.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of May 6, 2018 consisted of: (i) $8,187 million in cash and cash equivalents and (ii) cash we expect to generate from operations. In addition, we may also generate cash from the sale of assets from time to time.
During the fiscal quarter and two fiscal quarters ended May 6, 2018, we sold $57 million of trade accounts receivable in connection with our factoring facility.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) stock repurchases, if any, (vi) interest and principal payments related to outstanding indebtedness and (vii) payment of income taxes, including taxes resulting from the intercompany transfer of IP. Beginning in April 2018, we expect to settle applicable withholding tax amounts due upon vesting of compensatory equity awards using cash on hand, and withholding from the grant recipient that number of shares having a value equivalent to the withholding tax amount, referred to as the Tax Shares. This net settlement method reduces the dilutive effects of such awards as they vest. Previously, Tax Shares were issued and mandatorily sold into the market, and the cash proceeds were used to pay such withholding tax amounts. We expect this change to result in an increased use of our cash, particularly in our second fiscal quarter when the majority of our outstanding equity awards vest. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
We expect our capital expenditures for fiscal year 2018 will be lower than fiscal year 2017, due primarily to completion of construction at our Irvine and San Jose campuses.
We believe that our cash and cash equivalents on hand and cash flows from operations will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.

From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction, or evaluation of potential transactions, could require significant use of our cash and cash equivalents, or require us to increase our borrowings to fund such transactions. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances, we may also seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service our senior unsecured notes and any other indebtedness we may incur, will depend on our ability to generate cash in the future. We may also elect to sell additional debt or equity securities for reasons other than those specified above.
Summary and Highlights
Our cash and cash equivalents decreased by $3,017 million to $8,187 million at May 6, 2018 from $11,204 million at October 29, 2017.
The decrease was largely due to the following:
•$4,780 million paid to fund the Brocade Merger;
•$856 million payment of Brocade’s assumed debt;
•$1,521 million of dividend and distribution payments;
•$409 million in capital expenditures;
•$347 million for repurchases of common stock; and
•$249 million for investment purchases.
The decrease was partially offset by the following:
•$3,998 million in net cash provided by operating activities;
•$782 million of proceeds from sales of businesses;
•$238 million of proceeds from disposals of property, plant and equipment; and

•	$112 million from shares issued upon exercises of stock options and purchase rights under our employee stock purchase plan.
Capital Returns
In April 2018, our Board of Directors authorized the repurchase of up to $12 billion of our common stock from time to time on or prior to November 3, 2019, the end of our fiscal year 2019. Under our stock repurchase program, we repurchased and retired approximately 1.5 million shares of our common stock at a weighted average price of $230.50 in the fiscal quarter ended May 6, 2018. As of May 6, 2018, $11,653 million of the current authorization remained available under our stock repurchase program.
Repurchases under our stock repurchase program may be effected through a variety of methods, including open market or privately negotiated purchases. The timing and number of shares of common stock repurchased will depend on a variety of factors, including price, general business and market conditions and alternative investment opportunities. We are not obligated to repurchase any specific number of shares of common stock, and we may suspend or discontinue our repurchase program at any time.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 6, 2018	April 30, 2017	May 6, 2018	April 30, 2017

	(In millions, except per share data)
Cash dividends and distributions paid per share/unit	$1.75	$1.02	$3.50	$2.04
Cash dividends and distributions paid	$766	$437	$1,521	$868
Stock repurchases	$347	$—	$347	$—

Cash Flows

	Two Fiscal Quarters Ended
	May 6, 2018	April 30, 2017

	(In millions)
Net cash provided by operating activities	$3,998	$2,936
Net cash used in investing activities	(4,382)	(812)
Net cash used in financing activities	(2,633)	(967)
Net change in cash and cash equivalents	$(3,017)	$1,157
Operating Activities
Cash provided by operating activities represents net income adjusted for certain non-cash items and changes in assets and liabilities. The $1,062 million increase in cash provided by operations during the two fiscal quarters ended May 6, 2018, compared to the two fiscal quarters ended April 30, 2017, was due to the impact of net income and adjustments for non-cash items, offset by changes in assets and liabilities. Net income for the two fiscal quarters ended May 6, 2018 reflects an income tax benefit of $8,423 million principally resulting from the enactment of the 2017 Tax Reform Act and the impact from the Redomiciliation Transaction and related internal reorganizations. This benefit was primarily non-cash and resulted in a significant adjustment to net income and included in the deferred taxes and non-cash taxes line in the condensed consolidated statement of cash flows for the two fiscal quarters ended May 6, 2018. Other non-cash adjustments to net income during the two fiscal quarters ended May 6, 2018, as compared to the two fiscal quarters ended April 30, 2017, primarily included a decrease in depreciation and amortization and a decrease in the non-cash portion of the debt extinguishment loss, partially offset by an increase in stock-based compensation.
Investing Activities
Cash used in investing activities consisted primarily of cash used for acquisitions, capital expenditures and investments, offset by proceeds from sales of businesses and assets. The change in investing cash flows for the two fiscal quarters ended May 6, 2018 compared to the two fiscal quarters ended April 30, 2017 primarily related to $4,780 million paid for the Brocade Merger and a $49 million increase in purchases of investments in the two fiscal quarters ended May 6, 2018, partially offset by a $772 million increase in proceeds from sales of businesses, a $238 million increase in proceeds from asset sales and a $172 million decrease in capital expenditures.
Financing Activities
Cash used in financing activities consisted primarily of net proceeds and payments related to our long-term-debt, dividend and distribution payments, stock repurchases, the issuance of common stock pursuant to our employee equity incentive plans and payments of debt issuance costs. The change in financing cash flows for the two fiscal quarters ended May 6, 2018 compared to the two fiscal quarters ended April 30, 2017 was primarily due to an $856 million payment of debt assumed in the Brocade Merger, a $653 million increase in dividend and distribution payments and $347 million of stock repurchases.
Indebtedness
See Note 6. “Borrowings” in Part I, Item 1 of this Form 10-Q.
Contractual Commitments
See Note 11. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at May 6, 2018 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
Indemnifications
See Note 11. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Accounting Changes and Recent Accounting Standards
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, in our condensed consolidated financial statements, see Note 1. “Overview, Basis of Presentation and Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2017 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of May 6, 2018. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of May 6, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under Note 11. “Commitments and Contingencies” included in Part I, Item 1 of this Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.
Item 1A. Risk Factors
As noted above, Broadcom Inc. is the successor to Broadcom-Singapore. Following the Redomiciliation Transaction, after close of market trading on April 4, 2018, Broadcom-Singapore became an indirect wholly-owned subsidiary of Broadcom Inc. and we subsequently deregistered the Partnership.
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The following important factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.
Risks Related to Our Business
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of end customers, OEMs, their respective contract manufacturers, and certain distributors for a majority of our business, revenue and results of operations. For the two fiscal quarters ended May 6, 2018, sales to distributors accounted for 27% of our net revenue. Direct sales to Foxconn accounted for 12% of our net revenue for the two fiscal quarters ended May 6, 2018. We believe our aggregate sales to our top five end customers, through all channels, accounted for approximately 38% and 43% of our net revenue for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 17% and 25% of our net revenue for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
In addition, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margin on certain products and, should we fail to comply with such terms, might also result in substantial liability that could harm our business, financial condition and results of operations.
Moreover, the terms and conditions under which we do business with most of our customers generally do not include commitments by those customers to purchase any specific quantities of products from us. Even in those instances where we enter into an arrangement under which a customer agrees to source an agreed portion of its product needs from us (provided that we are able to meet specified development, supply and quality commitments), the arrangement often includes pricing schedules or methodologies that apply regardless of volume of products purchased, and those customers may not purchase the amount of product we expect. As a result, we may not generate the amount of revenue or the level of profitability we expect under such arrangements. If we do not perform under these arrangements, we could also be liable for significant monetary damages. In addition, we are selling an increasing amount of our products through a limited number of distributors, which may expose us to additional customer concentration and related credit risks.
The loss of, or any substantial reduction in sales to, any of our major customers could have a material adverse effect on our business, financial condition and results of operations and cash flows.
Dependence on contract manufacturing and suppliers of critical components within our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.
We operate a primarily outsourced manufacturing business model that principally utilizes third-party wafer foundry and module assembly and test capabilities, referred to as contract manufacturers. Our products require semiconductor wafer manufacturers with state-of-the-art fabrication equipment and techniques, and most of our products are designed to be manufactured in a specific process, typically at one particular fab or foundry, either our own or with a particular contract manufacturer.

We depend on our contract manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. Although we often have long-term contracts with our contract manufacturers, we do not generally have long-term capacity commitments. We obtain substantially all of our manufacturing services on a purchase order basis and our contract manufacturers have no obligation to provide us with any specified minimum quantities of product. Further, from time to time our contract manufacturers will cease to, or will become unable to, manufacture a component for us. As the lead time needed to identify, qualify and establish reliable production, at acceptable yields, with a new contract manufacturer is typically lengthy, there is often no readily available alternative source for the wafers or other contract manufacturing services we require, and there may be other constraints on our ability to change contract manufacturers. In addition, qualifying such contract manufacturers is often expensive, and they may not produce products as cost-effectively as our current suppliers, which would reduce our margins. In any such circumstances, we may be unable to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers, and our net revenue could decline, adversely affecting our business, financial condition and results of operations.
We utilize Taiwan Semiconductor Manufacturing Company Limited, or TSMC, to produce the substantial majority of our semiconductor wafers. TSMC manufactured approximately three-quarters of the wafers manufactured by our contract manufacturers during the two fiscal quarters ended May 6, 2018. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could harm our business, results of operations and gross margin.
Any substantial disruption in TSMC’s supply of wafers to us, or in the other contract manufacturing services that we utilize, as a result of a natural disaster, political unrest, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.
We also depend on our contract manufacturers to timely develop new, advanced manufacturing processes, including, in the case of wafer fabrication, transitions to smaller geometry process technologies. If these new processes are not timely developed or we do not have sufficient access to them, we may be unable to maintain or increase our manufacturing efficiency to the same extent as our competitors or deliver products to our customers, which could result in loss of revenue opportunities and damage our relationships with our customers.
We purchase a significant amount of the materials used in our products from a limited number of suppliers.
Our manufacturing processes rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our semiconductor materials, components and finished goods used in our products from a few materials providers, some of which are single source suppliers. During the two fiscal quarters ended May 6, 2018, we purchased approximately two-thirds of the materials for our manufacturing processes from five materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our materials providers. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
We may pursue acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.
Our growth strategy includes the acquisition of, and investment in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We may not be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, or to consummate any such transactions. In addition, our original estimates and assumptions used in assessing any transaction that we make may be inaccurate and we may not realize the expected financial or strategic benefits of any such transaction.

Any acquisitions we may undertake involve risks and uncertainties, such as unexpected delays, challenges and related expenses, and diversion of management’s attention. For example, regulatory approvals required in connection with an acquisition, such as those from the U.S. Department of Justice or the Federal Trade Commission, may take longer than anticipated to obtain, may not be obtained at all or may contain materially burdensome conditions. If any conditions or changes to the structure of an acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of such acquisition or reducing our anticipated benefits of the transaction. If we agree to any material conditions in order to obtain any such approvals or if we fail to comply with any such conditions, our business and results of operations may be adversely affected. If we fail to complete an acquisition, our stock price could fall to the extent the price reflects an assumption that such acquisition will be completed, and we may have incurred significant unrecoverable costs. Further, the failure to consummate an acquisition may result in negative publicity and adversely impact our relationships with our customers, vendors and employees. We may become subject to legal proceedings relating to the acquisition and the integration of acquired businesses may not be successful. The integration of an acquired business involves significant challenges, including, among others: minimizing the disruption of our business, diversion of management’s attention from daily operations and integrating the personnel of acquired businesses; incurring significant restructuring charges and amortization expense, assuming liabilities and ongoing lawsuits, potential impairment of acquired goodwill and other intangible assets, and increasing our expenses and working capital requirements; and implementing our management information systems, operating systems and internal controls over the acquired operations. These difficulties may be complicated by factors such as the size of the business or entity acquired, geographic distances and cultural differences, lack of experience operating in the industry sectors or geographic markets of the acquired business, potential loss of key employees and customers, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business’ technology, exposure to unanticipated liabilities of the acquired business, insufficient revenue to offset increased expenses associated with the acquisition, adverse tax consequences and our potential inability to achieve the growth prospects or synergies expected from any such acquisition.
Failure to manage and successfully integrate the acquisitions we make, or to improve margins of the acquired businesses and products, could materially harm our business, operating results and margins.
Any future acquisitions we make may require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially negatively affect our credit ratings, and in the case of an equity or equity-linked financing, would be dilutive to our existing stockholders. Any downgrades in our credit ratings could adversely affect our ability to borrow by resulting in more restrictive borrowing terms or increased borrowing costs. As a result, we may be unable to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability of acquired businesses or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
From time to time, we may also seek to divest or wind down portions of our business, both acquired or otherwise, or we may exit minority investments, each of which could materially affect our cash flows and results of operations. Any future dispositions we may make could involve risks and uncertainties, including our ability to sell such businesses on terms acceptable to us, or at all. In addition, any such dispositions could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such dispositions. For example, in connection with such dispositions, we often enter into transition services agreements or other strategic relationships, including long-term research and development arrangements, sales arrangements or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations. In addition, dispositions may include the transfer of technology and/or the licensing of certain IP rights to third-party purchasers, which could limit our ability to assert our IP rights against such third-party purchasers.
Failure to adjust our manufacturing and supply chain to accurately meet customers demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, internal fabrication utilization and other resource requirements, based on our estimates of customer requirements. Factors that can impact our ability to accurately estimate future customer requirements include the short-term nature of many customers’ commitments, our customers’ ability to reschedule, cancel and modify orders with little or no notice and without significant penalty, the accuracy of our customers’ forecasts and the possibility of rapid changes in demand for our customers’ products, as well as seasonal or cyclical trends in their industries or the semiconductor industry.
To ensure availability of our products, particularly for our largest customers, we typically start manufacturing our relevant products based on our customers’ forecasts, which are not binding. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or which may be substantially lower than expected. If actual demand for our products is lower than forecast, we may also experience higher inventory carrying and operating costs and product obsolescence. Because certain of our sales, research and development, and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may also decrease our gross margin and operating income.
Conversely, customers often require rapid increases in production on short notice. We may be unable to secure sufficient materials or contract manufacturing capacity to meet such increases in demand. This could damage our customer relationships, reduce revenue growth and margins, subject us to additional liabilities, harm our reputation, and prevent us from taking advantage of opportunities.
We are dependent on a limited number of markets, and dynamics in these markets could negatively impact our business or results of operations.
We operate in a limited number of markets. If demand in these markets declines or grows at a significantly slower pace than expected, our results may be adversely affected. The success of our wired infrastructure segment is primarily dependent on information technology, or IT, and data center spending, which can vary dramatically from quarter to quarter, consumer demand for traditional pay-TV services, capital expenditures on the installation of broadband capacity and our ability to transition our products to increasingly smaller line width geometries. Our wireless communications segment is primarily dependent on the mobile handset market, which is characterized by intense competition, rapidly evolving technologies and changing consumer preferences, and our success is dependent on the overall demand for mobile handsets and macroeconomic conditions in general, as well as the relative success of the mobile handsets into which our products are incorporated.
Similar to our wired infrastructure segment, our enterprise storage segment is dependent on data center spending, as well as HDD-related sales. In addition, the shift to cloud-based IT solutions and services, such as hyperscale computing, may adversely affect both our wired infrastructure and enterprise storage segments. We currently sell a substantial portion of our products for use in traditional enterprise data centers. As cloud-based IT solutions become more prevalent, our results of operations will suffer if we are unable to increase sales of our products to cloud-based data center providers.
We are subject to risks associated with our distributors, including product inventory levels and product sell-through.
We sell many of our products through distributors who maintain their own inventory of our products for sale to dealers and end customers. Sales to distributors accounted for 27% of our net revenue in the two fiscal quarters ended May 6, 2018. If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter or if they decide to decrease their inventories for any reason, our sales to these distributors and our revenue may decline. We also face the risk that our distributors may increase inventory levels of our products in any particular quarter in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end customer demand, which would harm our business and could adversely affect our revenue in such subsequent periods. We have streamlined the number of distributors we use, making us increasingly dependent on our remaining distributors, which may exacerbate the foregoing risks and increase our related credit risk.
We do not always have a direct relationship with the end customers of our products. As a result, our products may be used in applications for which they were not necessarily designed or tested, including, for example, medical devices, and they may not perform as anticipated in such applications. In such event, failure of even a small number of parts could result in significant liabilities to us, damage our reputation and harm our business and results of operations.
Our business would be adversely affected by the departure of existing members of our senior management team.
Our success depends, in large part, on the continued contributions of our senior management team, and in particular, the services of Mr. Hock E. Tan, our President and Chief Executive Officer. None of our senior management is bound by written employment contracts. In addition, we do not currently maintain key person life insurance covering our senior management. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
Our operating results are subject to substantial quarterly and annual fluctuations.
Our revenue and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	customer concentration and the gain or loss of significant customers;

•
the timing of launches by our customers of new products, such as mobile handsets, in which our products are included and changes in end-user demand for the products manufactured and sold by our customers;

•	changes in our product mix or customer mix and their effect on our gross margin;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	utilization of our internal manufacturing facilities and fluctuations in manufacturing yields;

•
our ability to successfully and timely integrate, and realize the benefits of acquisitions we may make and the timing of acquisitions or dispositions of, or making and exiting investments in, other entities, businesses or technologies;

•	changes in taxation of international businesses, which could increase our overall cash tax costs;

•	changes in our tax structure or incentive arrangements, which may adversely affect our net tax expense and our cash flow in any quarter in which such an event occurs;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenue and royalty and other payments from IP sales and licensing arrangements;

•	new product announcements and introductions by us or our competitors;

•	seasonality or other fluctuations in our markets;

•	IP disputes and associated litigation expense;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials and components from our suppliers;

•	timing of any regulatory updates, particularly with respect to tax reform;

•	fluctuations in currency exchange rates;

•	loss of key personnel or the shortage of available skilled workers; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.
The foregoing factors are often difficult to predict, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, research and development, and internal manufacturing overhead costs. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful or a reliable indicator of our future performance. If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, an immediate and significant decline in the trading price of our common stock may occur.
If we are unable to attract and retain qualified personnel, especially our engineering and technical personnel, we may not be able to execute our business strategy effectively.
Our future success depends on our ability to retain, attract and motivate qualified personnel. We also seek to acquire talented engineering and technical personnel through acquisitions we may make from time to time or otherwise. We have historically encountered some difficulties in hiring and retaining qualified engineers, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. In addition, our employees, including employees whom we have retained as a result of an acquisition, may decide not to continue working for us and may leave with little or no notice. As the source of our technological and product innovations, our engineering and technical personnel represent a significant asset. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business, financial condition and results of operations.

Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the semiconductor industry generally, as well as in our target markets, which have adversely affected our business and results of operations. In recent periods, investor and customer concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. Sustained uncertainty about, or worsening of, current global economic conditions may cause our customers and consumers to reduce or delay spending, could lead to the insolvency of key suppliers and customers, and could intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations.
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, frequent new product introductions, short product life cycles (for semiconductors and for many of the end products in which they are used) and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, resulting in an adverse effect on our business, financial condition and results of operations. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, our net revenue may decline and our financial condition and results of operations may suffer.
The Redomiciliation Transaction will likely increase our cash tax cost.
As a result of the Redomiciliation Transaction and the effects of the 2017 Tax Reform Act, we expect our cash tax costs and overall effective cash tax rate will increase. There is still significant uncertainty as to how the 2017 Tax Reform Act will be implemented and as a result, our estimates of the overall cash tax impact of the Redomiciliation Transaction are expected to change as we continue to refine our analysis and as additional guidance becomes available. There is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Significant judgment is required to determine the recognition and measurement of tax liabilities prescribed in the relevant accounting guidance for uncertainty in income taxes.
Winning business is subject to lengthy, competitive bid selection processes that often require us to incur significant expense, from which we may ultimately generate no revenue.
Our business is dependent on us winning competitive bid selection processes, known as “design wins”. These selection processes are typically lengthy and can require us to dedicate significant development expenditures and scarce engineering resources in pursuit of a single customer opportunity. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This can result in lost revenue and could weaken our position in future competitive bid selection processes.
Winning a product design does not guarantee sales to a customer or that we will realize as much revenue as anticipated, if any. A delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we incur significant expense in the design process and may generate little or no revenue from it. In addition, the timing of design wins is unpredictable and implementing production for a major design win, or multiple design wins occurring at the same time, may strain our resources and those of our contract manufacturers. In such event, we may be forced to dedicate significant additional resources and incur additional, unanticipated costs and expenses. Often customers will only purchase limited numbers of evaluation units from us until they qualify the products and/or the manufacturing line for those products. The qualification process can take significant time and resources and we may not always be able to satisfy customers’ qualification requirements. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of our products and result in a significant loss of revenue. Finally, customers could choose at any time to stop using our products or may fail to successfully market and sell their products, which could reduce demand for our products, and cause us to hold excess inventory, materially adversely affecting our business, financial condition and results of operations. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles.

Competition in our industry could prevent us from growing our revenue.
The global semiconductor market is highly competitive. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings. Competition may further increase as companies not currently in direct competition with us may introduce competing products in the future. In addition, the competitive landscape is changing as a result of a trend toward consolidation within the industry, as some of our direct competitors have merged with or been acquired by other competitors while others have begun collaborating with each other. We expect this consolidation trend to continue.
Some of our competitors may have greater resources for manufacturing, distribution, financial, research and development or marketing than us. In addition, some of our competitors may also have a greater presence in key markets, a larger customer base or more comprehensive IP portfolio and patent protection than us. We compete with integrated device manufacturers and fabless semiconductor companies, as well as the internal resources of large, integrated OEMs. Because our products are often building block semiconductors, providing functions that in some cases can be integrated into more complex integrated circuits, or ICs, we also face competition from manufacturers of ICs, as well as customers that may develop their own IC products. Our competitors in these markets range from large, international companies offering a wide range of semiconductor products and devices to smaller companies specializing in niche markets and new technologies.
If we are unable to compete successfully, we may lose market share for our products or incur significant reduction in our gross margins, any of which could have a material adverse effect on our business and results of operations.
A prolonged disruption of our manufacturing facilities, research and development facilities or other significant operations, or those of our suppliers, could have a material adverse effect on our business, financial condition and results of operations.
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal fabrication facilities for products utilizing our innovative and proprietary processes, to protect our IP, to accelerate time to market of our products and to ensure supply of certain components. Our Fort Collins and Breinigsville facilities are the sole sources for the film bulk acoustic resonator components used in many of our wireless devices and for the indium phosphide-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our contract manufacturers and suppliers, are located in California and the Pacific Rim region, which has above average seismic activity and severe weather activity. In addition, our research and development personnel are primarily concentrated in China, India, Israel, Malaysia, Singapore, South Korea, Taiwan, Fort Collins, Colorado, San Jose, California, Southern California and Breinigsville and Allentown, Pennsylvania, with the expertise of the personnel at each such location tending to be focused on one or two specific areas.
A prolonged disruption at one or more of our manufacturing or research facilities for any reason, especially our Fort Collins, Singapore and Breinigsville facilities, or those of our contract manufacturers or suppliers, due to natural- or man-made disasters or other events outside of our control, such as equipment malfunction or widespread outbreaks of acute illness at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. Any such event would likely disrupt our operations, delay production, shipments and revenue, result in us being unable to timely satisfy customer demand, expose us to claims by our customers resulting in significant expense to repair or replace our affected facilities, and in some instances could significantly curtail our research and development efforts in a particular product area or target market. As a result, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could materially and adversely affect our business. Although we purchase insurance to mitigate certain losses, such insurance often carries a high deductible amount and any such uninsured losses could negatively affect our operating results. In addition, even if we were able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
We may be unable to maintain appropriate manufacturing capacity at our own manufacturing facilities, which could adversely affect our relationships with our customers, and our business, financial condition and results of operations.
We must maintain appropriate capacity at our own manufacturing facilities to meet anticipated customer demand for our proprietary products. From time to time, this requires us to invest in expansion or improvements of those facilities, which often involves substantial cost and other risks, such as delays in completion. Such expanded manufacturing capacity may still be insufficient, or may not come online soon enough, to meet customer demand and we may have to put customers on product allocation, forgo sales or lose customers as a result. Conversely, if we overestimate customer demand, we would experience excess capacity and fixed costs at these facilities, all of which could adversely affect our results of operations.

Any failure of our IT systems or one or more of our corporate infrastructure vendors to provide necessary services could have a material adverse effect on our business.
We depend on various IT systems, including networks, applications, internal IT systems and personnel, and outsourced services for, among other things, financial reporting and product orders and shipments. We rely on third-party vendors to provide critical corporate infrastructure services, including certain services related to accounting, billing, shipping, human resources, benefit plan administration, IT network development and network monitoring. While we may be entitled to damages if our vendors fail to perform under their agreements with us, we may be unable to collect on any award of damages and any award may be insufficient to cover the actual costs we may incur as a result of a vendor’s failure to perform under its agreement with us. Upon expiration or termination of any of our third-party vendor agreements we may not be able to timely replace the vendor on terms and conditions, including service levels and cost, that are favorable to us. In addition, a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
Any failure of these internal or third-party systems and services to operate effectively could disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations by harming our ability to accurately forecast sales demand, manage our supply chain and production facilities, fulfill customer orders, and report financial and other information on a timely and accurate basis.
Our gross margin is dependent on a number of factors, including our product mix, price erosion, acquisitions we may make, level of capacity utilization and commodity prices.
Our gross margin is highly dependent on product mix, which is susceptible to seasonal and other fluctuations in our markets. A shift in sales mix away from our higher margin products, as well as the timing and amount of our non-product and IP-related revenue, could adversely affect our future gross margin percentages. Although our non-product revenue is generally high margin, it fluctuates significantly from quarter to quarter. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand or reductions in our technological lead, compared to our competitors, and other factors may lead to further price erosion, lower revenue and lower margin for us in the future.
Our gross margin may also be adversely affected by expenses related to the acquisitions of businesses, such as amortization of intangible assets and restructuring and impairment charges. Furthermore, businesses or companies that we acquire may have different gross margin profiles than us and could, therefore, also affect our overall gross margin.
In addition, semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our owned manufacturing facilities at a high level, the fixed costs associated with these facilities, such as depreciation expense, will not be fully absorbed, resulting in higher average unit costs and a lower gross margin. Furthermore, fluctuations in commodity prices, either directly in the price of the raw materials we buy, or as a result of price increases passed on to us by our suppliers, could negatively impact our margins. We do not hedge our exposure to commodity prices, some of which (including gold and fuel prices) are very volatile, and sudden or prolonged increases in commodities prices may adversely affect our gross margin.
We may be involved in legal proceedings, including IP, anti-competition and securities litigation, employee-related claims and governmental investigations, which could, among other things, divert efforts of management and result in significant expense and loss of our IP rights.
We are often involved in legal proceedings, including cases involving our IP rights and those of others, anti-competition and commercial matters, merger-related suits, securities class action suits, employee-related claims and other actions. Some of these actions may seek injunctive relief, including injunctions or exclusion orders against the sale of our products and substantial monetary damages, which if granted or awarded could materially harm our business, financial condition and results of operations. From time to time, we may also be involved or required to participate in governmental investigations. Litigation or settlement of such actions, regardless of their merit, or involvement in governmental investigations, can be complex, can extend for a protracted period of time, may divert the efforts and attention of our management and technical personnel, is frequently costly and the related expenditures unpredictable. An unfavorable resolution of a governmental investigation may include, among others, fines or other orders to pay money, and/or the issuance of orders to cease certain conduct and/or modify our business practices.
The semiconductor industry is characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights, including actions by patent-holding companies that do not make or sell products. From time to time, third parties assert against us and our customers and distributors their patent, copyright, trademark, trade secret and other IP rights to technologies that are important to our business.

Many of our customer agreements, and in some cases our asset sale agreements, require us to indemnify our customers or purchasers for third-party IP infringement claims, including costs to defend those claims, and payment of damages in the case of adverse rulings. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we will prevail in such proceedings, given the complex technical issues and inherent uncertainties in IP litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology and/or make changes to our processes or products;

•	pay substantial damages for past, present and future use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	enter into cross-licenses with our competitors, which could weaken our overall IP portfolio and our ability to compete in particular product categories;

•	indemnify our customers or distributors and/or recall, or accept the return of, infringing products;

•	pay substantial damages to our direct or end customers to discontinue use or replace infringing technology with non-infringing technology; or

•	relinquish IP rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.
Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations.
In addition, we may be obligated to indemnify our current or former directors or employees, or former directors or employees of companies that we have acquired, in connection with litigation or regulatory investigations. These liabilities could be substantial and may include, among other things, the cost of defending lawsuits against these individuals, as well as stockholder derivative suits; the cost of government, law enforcement or regulatory investigations; civil or criminal fines and penalties; legal and other expenses; and expenses associated with the remedial measure, if any, which may be imposed.
We utilize a significant amount of IP in our business. If we are unable or fail to protect our IP, our business could be adversely affected.
Our success depends in part upon protecting our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants. We may be required to spend significant resources to monitor and protect our IP rights, and even with significant expenditures we may not be able to protect our IP rights that are valuable to our business. We are unable to predict or assure that:

•	IP rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or, in the case of third-party IP rights licensed to us, be licensed to others;

•	our IP rights will provide competitive advantages to us;

•
rights previously granted by third parties to IP rights licensed or assigned to us, including portfolio cross-licenses, will not hamper our ability to assert our IP rights against potential competitors or hinder the settlement of currently pending or future disputes;

•	any of our pending or future patent, trademark or copyright applications will be issued or have the coverage originally sought;

•	our IP rights will be enforced in certain jurisdictions where competition may be intense or where legal protection may be weak; or

•	we have sufficient IP rights to protect our products or our business.

In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable or more limited in other jurisdictions, relative to those protections available in the United States, may not be applied for or may be abandoned in one or more relevant jurisdictions. We may elect to abandon or divest patents or otherwise not pursue prosecution of certain pending patent applications, due to strategic concerns or other factors. In addition, when patents expire, we lose the protection and competitive advantages they provided to us.
We also generate some of our revenue from licensing royalty payments and from technology claim settlements relating to certain of our IP. Licensing of our IP rights, particularly exclusive licenses, may limit our ability to assert those IP rights against third parties, including the licensee of those rights. In addition, we may acquire companies with IP that is subject to licensing obligations to other third parties. These licensing obligations may extend to our own IP following any such acquisition and may limit our ability to assert our IP rights. From time to time we pursue litigation to assert our IP rights, including, in some cases, against third parties with whom we have ongoing relationships, such as customers and suppliers. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. Conversely, third parties may pursue IP litigation against us, including as a result of our IP licensing business. An adverse decision in such types of legal action could limit our ability to assert our IP rights and limit the value of our technology, including the loss of opportunities to sell or license our technology to others or to collect royalty payments based upon successful protection and assertion of our IP against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.
From time to time we may need to obtain additional IP licenses or renew existing license agreements. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms or at all.
We are subject to warranty claims, product recalls and product liability.
From time to time, we may be subject to warranty or product liability claims that may in the future lead to significant expense. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions, relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest customers, are potentially unlimited. Any such liabilities may greatly exceed any revenue we receive from the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially and adversely affect our financial condition and results of operations. We may also be exposed to such claims as a result of any acquisition we may undertake in the future.
Product liability insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims, or we may elect to self-insure with respect to certain matters. It is possible for one of our customers to recall a product containing one of our devices. In such an event, we may incur significant costs and expenses, including among others, replacement costs, contract damage claims from our customers and reputational harm. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed.
The complexity of our products could result in unforeseen delays or expense or undetected defects or bugs, which could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.
Highly complex products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products, including products of companies we have acquired, or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not found until after we have commenced commercial production of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. To resolve these problems, we may have to invest significant capital and other resources. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer’s end-product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. In addition, these problems may divert our technical and other resources from other development efforts, and we would likely lose, or experience a delay in, market acceptance of the affected product or products. As a result, our financial results could be materially and adversely affected.

We make substantial investments in research and development to enhance existing and develop new technologies to keep pace with technological advances and to remain competitive in our business, and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.
The semiconductor industry is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, short product cycles and evolving industry standards, and requires substantial investment in our research and development in order to develop and bring to market new and enhanced technologies and products. In addition, semiconductor products transition over time to increasingly smaller line width geometries. This requires us to adapt our products and manufacturing processes to these new technologies, which requires expertise in new procedures. Our failure to successfully transition to smaller geometry process technologies could impair our competitive position. In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development. We expect the dollar amount of research and development expenses to increase for the foreseeable future, due to the increasing complexity and number of products we plan to develop. If we fail to develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new competitive technologies that we do not support, become widely accepted, demand for our products may be reduced. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in research and development could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
A majority of our products are produced and sourced in Asia, including China, India, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand, and we sell our products throughout the world. In addition, as of May 6, 2018, approximately 38% of our employees are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	changes in political, regulatory, legal or economic conditions or geopolitical turmoil, including terrorism, war or political or military coups, or civil disturbances or political instability;

•
restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including increasing protectionism, import/export restrictions, import/export duties and quotas, trade sanctions and customs duties and tariffs, all of which could increase under the current U.S. administration;

•	uncertainty regarding social, political and trade policies in the United States and abroad;

•
disruptions of capital and trading markets and currency fluctuations, which may result in our products becoming too expensive for foreign customers or foreign-sourced materials and services becoming more expensive for us;

•	difficulty in obtaining product distribution and support, and transportation delays;

•	difficulty in conducting due diligence with respect to business partners in certain international markets;

•	public health or safety concerns;

•	nationalization of businesses and expropriation of assets; and

•	changes in tax laws.
A significant legal risk associated with conducting business internationally is compliance with the various and differing laws and regulations, including anti-corruption and anti-bribery laws and regulations, of the countries in which we do business, antitrust and competition laws, data privacy laws and export regulations. In addition, the laws in various countries are constantly evolving and may, in some cases, conflict with each other. Although our Code of Ethics and Business Conduct and other policies prohibit us, our employees and our agents from engaging in unethical business practices, there can be no assurance that all of our employees or agents will refrain from acting in violation of our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.

Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to cease the manufacture and distribution of certain products, and we could be subject to civil or criminal penalties.
Our business is subject to various international laws and other legal requirements, including packaging, product content, labor and import/export regulations, such as the U.S. Export Administration Regulations, and many of our products are regulated or sold into regulated industries. These laws and regulations are complex, change frequently, have generally become more stringent over time and may intensify under the current U.S. administration. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations.
In addition, the manufacture and distribution of our semiconductors must comply with various laws and adapt to changes in regulatory requirements as they occur. For example, if a country in which our products are manufactured or sold sets technical standards that are not widely shared, it may require us to stop distributing our products commercially until they comply with such new standards, lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with these requirements, we could also be required to pay civil penalties or face criminal prosecution. In addition, it is expected that the current U.S. administration’s trade policy will promote U.S. manufacturing and manufacturers. It is unclear what effect this will have on us as a multinational company that conducts business world-wide, or on our suppliers, customers, contract manufacturers and OEMs.
Our products and operations are also subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies, such as the U.S. Federal Communications Commission. If we fail to adequately address any of these rules or regulations, our business could be harmed.
Data privacy regulations are expanding and compliance with, and any violations of, these regulations may cause us to incur significant expenses.
Privacy legislation, enforcement and policy activity in this area are expanding rapidly in many jurisdictions and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, even our inadvertent failure to comply with federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, and substantial fines and damages. The theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims.
We are subject to environmental, health and safety laws, which could increase our costs, restrict our operations and require expenditures that could have a material adverse effect on our results of operations and financial condition.
We are subject to a variety of international laws and regulations relating to the use, disposal, clean-up of and human exposure to, hazardous materials. Compliance with environmental, health and safety requirements could, among other things, require us to modify our manufacturing processes, restrict our ability to expand our facilities, or require us to acquire pollution control equipment, all of which can be very costly. Any failure by us to comply with such requirements could result in the limitation or suspension of the manufacture of our products, and could result in litigation against us and the payment of significant fines and damages by us in the event of a significant adverse judgment. In addition, complying with any cleanup or remediation obligations for which we are or become responsible could be costly and have a material adverse effect on our business, financial condition and results of operations.
Changing requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products sold in various countries, including the United States, China, Japan, and in the European Union, increase the complexity and costs of our product design and procurement operations and may require us to re-engineer our products. Such re-engineering may result in excess inventory or other additional costs and could have a material adverse effect on our results of operations. We may also experience claims from employees from time to time with regard to exposure to hazardous materials or other workplace related environmental claims.

Social and environmental responsibility regulations, policies and provisions, as well as customer demand, may make our supply chain more complex and may adversely affect our relationships with customers.
There is an increasing focus on corporate social and environmental responsibility in the semiconductor industry, particularly with OEMs that manufacture consumer electronics. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they seek to include such provisions in their procurement terms and conditions. An increasing number of participants in the semiconductor industry are also joining voluntary social responsibility initiatives such as the U.N. Global Compact, a voluntary initiative for businesses to develop, implement and disclose sustainability policies and practices. These social and environmental responsibility provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers or contract manufacturers to comply, with such policies or provisions, a customer may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenue and results of operations.
In addition, as part of their corporate social and environmental responsibility programs, an increasing number of OEMs are seeking to source products that do not contain minerals sourced from areas where proceeds from the sale of such minerals are likely to be used to fund armed conflicts, such as in the Democratic Republic of Congo. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. Since our supply chain is complex, we are not currently able to definitively ascertain the origins of all of these minerals and metals used in our products. As a result, we may face difficulties in satisfying these customers’ demands, which may harm our sales and operating results.
The average selling prices of products in our markets have often decreased rapidly and may do so in the future, which could harm our revenue and gross profit.
The products we develop and sell are used for high volume applications. As a result, the prices of those products have often decreased rapidly. Gross profit on our products may be negatively affected by, among other things, pricing pressures from our customers. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. In addition, some of our customer agreements provide for volume-based pricing and product pricing roadmaps, which can also reduce the average selling prices of our products over time. Our margins and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing manufacturing costs, or developing new and higher value-added products on a timely basis.
A breach of our security systems may have a material adverse effect on our business.
Our security systems are designed to maintain the physical security of our facilities and protect our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party cloud-based and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties or our employees or contractors of our facilities, our information systems or the systems of our cloud-based or other service providers, or the existence of computer viruses or malware in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees. In addition, we have, from time to time, also been subject to unauthorized network intrusions and malware on our own IT networks. Any theft or misuse of confidential, personal or proprietary information as a result of such activities could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our reputation, business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

We are required to assess our internal control over financial reporting on an annual basis and any adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expense to remediate any internal control deficiencies and ultimately have an adverse effect on our stock price.
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Even though, as of October 29, 2017, we concluded that our internal control over financial reporting was effective, we need to maintain our processes and systems and adapt them as our business grows and changes, including to reflect our integration of Brocade, as well as any future acquisitions we may undertake. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in the implementation of such controls, either in our existing business or in businesses that we acquire, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline.
Remediation of a material weakness could require us to incur significant expenses and if we fail to remedy any material weakness, our financial statements may be inaccurate, we may be required to restate our financial statements, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, the trading price of our common stock may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the SEC or The Nasdaq Global Select Market.
The enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could materially impact our financial position and results of operations.
Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in a number of jurisdictions. For example, the 2017 Tax Reform Act, adopting broad U.S. corporate income tax reform will, among other things, reduce the U.S. corporate income tax rate, but will impose base-erosion prevention measures on earnings of non-U.S. subsidiaries of U.S. entities as well as the Transition Tax on accumulated earnings of non-U.S. subsidiaries of U.S. entities. There is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals.
In addition, many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. As a result of the heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also result in the taxes we previously paid being subject to change.
Due to the large scale of our international business activities any substantial changes in international corporate tax policies, enforcement activities or legislative initiatives may materially and adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally.

If the tax incentive or tax holiday arrangements we have negotiated in Singapore and other jurisdictions change or cease to be in effect or applicable, in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.
Our operations are currently structured to benefit from the various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that qualifying income we earn in Singapore is subject to tax holiday or reduced rates of Singapore income tax. Subject to our compliance with the conditions specified in these incentives and legislative developments, the Singapore tax incentives are presently expected to expire at various dates generally between 2020 and 2021, subject in certain cases to potential extensions, which we may or may not be able to obtain, and any subsequent changes in incentive scope. Absent these tax incentives, the corporate income tax rate that would otherwise apply to our Singapore taxable income would be 17%. We also have tax holidays on our qualifying income in Malaysia, which are scheduled to expire between 2018 and 2028. The tax incentives and tax holidays that we have obtained are also subject to our compliance with various operating and other conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present arrangements. The effect of all these tax incentives and tax holidays, in the aggregate, was to reduce the overall provision for income taxes by approximately $237 million, $169 million and $207 million, for fiscal years 2017, 2016 and 2015, respectively, to increase diluted net income per share by $0.56 and $0.74 in fiscal years 2017 and 2015, respectively, and to reduce diluted net loss per share by $0.44 for fiscal year 2016.
Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows.
Our overall cash tax costs are affected by a number of factors, including reorganizations or restructurings of our businesses or assets, jurisdictional revenue mix and changes in tax regulations or policy, and may be further impacted by the Redomiciliation Transaction, all of which could materially, adversely affect financial results.
We are a multinational company subject to tax in various tax jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes payable currently and on a deferred basis are based on our interpretations of applicable tax laws in the jurisdictions in which we are required to file tax returns.
Our provision for income taxes is subject to volatility and could be adversely affected by numerous factors including:

•	reorganization or restructuring of our businesses, tangible and intangible assets, outstanding indebtedness and corporate structure, including the Redomiciliation Transaction;

•	jurisdictional mix of our income and assets, and the resulting tax effects of differing tax rates in different countries;

•	changes in the allocation of income and expenses, including adjustments related to changes in our corporate structure, acquisitions or tax law;

•	changes in transfer pricing rules or methods of applying these rules;

•	changes in tax laws, including in the U.S., changes to the taxation of earnings of foreign subsidiaries, the deductibility of expenses attributable to income and foreign tax credit rules;

•	tax effects of increases in non-deductible employee compensation;

•	changes in tax accounting rules or principles and in the valuation of deferred tax assets and liabilities;

•	outcomes of income tax audits; and

•	modifications, expiration, lapses or termination of tax credits or incentives.

We have also adopted transfer pricing policies between our affiliated entities. Our policies call for the provision of services, the sale of products, the advance of financing and grant of licenses from one affiliate to another at prices that we believe are negotiated on an arm’s length basis. Our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of comprehensive treaty-based protection, transfer pricing challenges by tax authorities could, if successful, result in adjustments for prior or future years. As a result of these adjustments, we could become subject to higher taxes and our earnings and results of operations would be adversely affected in any period in which such determination is made.
Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Significant judgment is required to determine the recognition and measurement of tax liabilities prescribed in the relevant accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, which, if resolved unfavorably, could adversely impact our provision for income taxes and our payment obligation with respect to any such taxes.
In addition, we are subject to, and are under, tax audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our income tax provisions and accruals. The ultimate result of an audit could have a material adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.
The Internal Revenue Service may not agree that prior to the Redomiciliation Transaction Broadcom-Singapore should have been treated as a foreign corporation for U.S. federal income tax purposes.
Although Broadcom-Singapore is a Singapore entity, the Internal Revenue Service, or IRS, may assert that following our acquisition of BRCM, Broadcom-Singapore should have been treated as a U.S. corporation for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code. If the IRS were to determine that under Section 7874 of the Code, the former shareholders of BRCM held at least 60% of the vote or value of the ordinary shares of Broadcom-Singapore immediately after our acquisition of BRCM, such percentage referred to as the “Section 7874 Percentage”, Broadcom-Singapore would be treated as a “surrogate foreign corporation” and several limitations could then apply to BRCM. For example, BRCM would be prohibited from using its net operating losses, foreign tax credits or other tax attributes to offset the income or gain recognized by reason of the transfer of property to a foreign related person during the 10-year period following our acquisition of BRCM or any income received or accrued during such period by reason of a license of any property by BRCM to a foreign related person. Moreover, in such case, Section 4985 of the Code and rules related thereto would impose an excise tax on the value of certain stock compensation held directly or indirectly by certain BRCM “disqualified individuals” (including former officers and directors of BRCM) at a rate equal to 15%, but only if a gain is otherwise recognized by BRCM former shareholders as a result of our acquisition of BRCM. If the IRS were to determine the Section 7874 Percentage was 80% or more, then Broadcom-Singapore would be treated as a U.S. corporation for U.S. federal income tax purposes.
While we believe the Section 7874 Percentage was significantly less than 60%, determining the Section 7874 Percentage is complex and is subject to factual and legal uncertainties. There can be no assurance that the IRS will agree with our position.
Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our financial health and our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, exposes us to interest rate risk to the extent of our variable rate indebtedness and prevent us from fulfilling our obligations under our indebtedness.
As of May 6, 2018, our total consolidated indebtedness under our senior unsecured notes that were issued and sold in January 2017 and October 2017, collectively the 2017 Senior Notes, was $17,550 million.
Our substantial indebtedness could have important consequences including:

•	increasing our vulnerability to adverse general economic and industry conditions;

•	exposing us to interest rate risk to the extent of our variable rate indebtedness, and we do not typically hedge against changes in interest rates;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy, acquisitions and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in the economy and the semiconductor industry;

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness; and

•	making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes.
We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. A ratings downgrade could adversely affect the trading price of our 2017 Senior Notes or the trading market for our 2017 Senior Notes. Any credit rating downgrade could adversely impact our ability to access debt markets in the future and increase the cost of current or future debt.
The instruments governing our indebtedness impose restriction on our business.
The indentures governing the 2017 Senior Notes contain certain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business, to plan for, or react to, changes in the market conditions or our capital needs and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions placed on us include limitations on our ability to incur certain secured debt, enter into certain sale and lease-back transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. In addition, the indentures contain customary events of default upon the occurrence of which, after any applicable grace period, the noteholders would have the ability to immediately declare the debt due and payable. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, and to refinance our debt, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the 2017 Senior Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms when needed, which could result in a default on our indebtedness.
The trading prices of the 2017 Senior Notes may be volatile.
To the extent trading markets for the 2017 Senior Notes develop, the trading prices of the 2017 Senior Notes could be subject to significant fluctuation in response to, among other factors, changes in our operating results, interest rates, the market for debt securities, general economic conditions and securities analysts’ recommendations, if any, regarding our securities.
Risks Relating to Owning Our Common Stock
At times, our stock price has been volatile and it may fluctuate substantially in the future, which could result in substantial losses for our investors as well as class action litigation against us and our management which could cause us to incur substantial costs and divert our management’s attention and resources.
The trading price of our common stock has, at times, fluctuated significantly and could be subject to wide fluctuations in response to any of the risk factors listed in this “Risk Factors” section, and others, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation and results of operations of our significant customers as well as companies perceived by investors to be comparable to us;

•	announcements of proposed acquisitions by us or our competitors;

•	announcements of, or expectations of additional debt or equity financing efforts;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our common stock; and

•	changes in our dividend or stock repurchase policies.

These fluctuations are often unrelated or disproportionate to our operating performance. Broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. We are also the subject of a number of lawsuits stemming from our acquisitions of PLX Technology, Inc. and Emulex Corporation. Securities litigation against us, including the lawsuits related to such transactions, could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
The amount and frequency of our stock repurchases may fluctuate.
The amount, timing and execution of our stock repurchase program may fluctuate based on our priorities for the use of cash for other purposes, including operational spending, capital spending, acquisitions, and returning cash to our stockholders as dividend payments. Changes in cash flows, tax laws and our stock price could also impact our repurchase program.
A substantial amount of our stock is held by a small number of large investors and significant sales of our common stock in the public market by one or more of these holders could cause our stock price to fall.
As of March 31, 2018, we believe 15 of our 20 largest stockholders were active institutional investors who held approximately 35% of our outstanding shares of common stock in the aggregate, with Capital World Investors being our largest stockholder with 11% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
There can be no assurance that we will continue to declare cash dividends.
Our Board has adopted a dividend policy pursuant to which we currently pay a cash dividend on our common stock on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our Board and our dividend may be discontinued or reduced at any time. There can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all.
Future dividends, if any, and their timing and amount, may be affected by, among other factors: management’s views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; our stock repurchase program; cash position and overall financial condition; and changes to our business model. The payment of cash dividends is restricted by applicable law, contractual restrictions and our corporate structure. Because we are a holding company, our ability to pay cash dividends is also limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries.
Our actual operating results may differ significantly from our guidance.
From time to time, we release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither any independent registered public accounting firm nor any other independent expert or outside party compiles, examines or reviews the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of these ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies as our management will, necessarily, be less familiar with their business, procedures and operations. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Quarterly Report on Form 10-Q could result in the actual operating results being different than the guidance, and such differences may be adverse and material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
As previously disclosed in our Current Report on Form 8-K12B filed with the SEC on April 4, 2018, all issued ordinary shares of Broadcom-Singapore as of immediately prior to the effective time of the Redomiciliation Transaction were exchanged on a one-for-one basis for newly issued shares of our common stock, $0.001 par value per share. The Redomiciliation Transaction was effected by means of a statutory scheme of arrangement under the laws of the Republic of Singapore and was approved by the High Court of the Republic of Singapore.
The 415 million shares of our common stock issued in exchange for Broadcom-Singapore ordinary shares in the Redomiciliation Transaction were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933, as amended, or the Securities Act, which exempts from the registration requirements any security that is issued in exchange for one or more bona fide outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court expressly authorized by law to grant such approval. Additional information about the Redomiciliation Transaction was filed by Broadcom-Singapore in a definitive proxy statement on Schedule 14A on March 9, 2018.
Issuer Purchases of Equity Securities
In April 2018, our Board of Directors authorized the repurchase of up to $12 billion of our common stock from time to time on or prior to November 3, 2019, the end of our fiscal year 2019.
The following table presents details of our various repurchases during the fiscal quarter ended May 6, 2018:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan

	(In millions, except per share data)
April 23, 2018 — May 6, 2018	1.5	$230.50	1.5	$11,653
Repurchases under our stock repurchase program may be effected through a variety of methods, including open market or privately negotiated purchases in compliance with Rule 10b-18 promulgated under the Exchange Act, which may include purchases under plans complying with Rule 10b5-1 of the Exchange Act. The timing and number of shares of common stock repurchased will depend on a variety of factors, including price, general business and market conditions and alternative investment opportunities. We are not obligated to repurchase any specific number of shares of common stock, and we may suspend or discontinue our stock repurchase program at any time.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
2.1#
Agreement and Plan of Merger, dated May 28, 2015, by and among Pavonia Limited, Avago Technologies Limited, Safari Cayman L.P., Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, Buffalo CS Merger Sub, Inc., Buffalo UT Merger Sub, Inc. and Broadcom Corporation.
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 29, 2015
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 2015, by and between Avago Technologies Limited and Broadcom Corporation.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	July 31, 2015
2.3#	Agreement and Plan of Merger, dated November 2, 2016, by and among Brocade Communications Systems, Inc., Broadcom Limited, Broadcom Corporation and Bobcat Merger Sub, Inc.	Broadcom Limited Current Report on Form 8-K/A (Commission File No. 001-37690)	November 2, 2016
3.1	Amended and Restated Certificate of Incorporation of Broadcom Inc., adopted as of April 2, 2018	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 4, 2018
3.2	Amended and Restated Bylaws of Broadcom Inc., adopted as of April 2, 2018	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 4, 2018
4.1	Form of Common Stock Certificate.			X
4.2
Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited(“Co-Issuers”), the Company, Broadcom Cayman L.P., and BC Luxembourg S.à r.l.(the “Guarantors”) and Wilmington Trust, National Association, as trustee.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.3	Supplement Indenture to the January 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	April 9, 2018
4.4	Form of 2.375% Senior Note due 2020 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.5	Form of 3.000% Senior Note due 2022 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.6	Form of 3.625% Senior Note due 2024 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.7	Form of 3.875% Senior Note due 2027 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
4.8
Registration Rights Agreement, dated as of January 19, 2017, by and among the Co-Issuers, the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., as representatives of the several initial purchasers of the Senior Notes.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.9	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the Company and Broadcom Cayman L.P., (the “October Guarantors”) and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.10	Supplemental Indenture to October 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	April 9, 2018
4.11	Form of 2.200% Senior Note due 2021 (included in Exhibit 4.9).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.12	Form of 2.650% Senior Note due 2023 (included in Exhibit 4.9).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.13	Form of 3.125% Senior Note due 2025 (included in Exhibit 4.9).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.14	Form of 3.500% Senior Note due 2028 (included in Exhibit 4.9).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.15
Registration Rights Agreement, dated as of October 17, 2017, by and among the Co-Issuers, the October Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several initial purchasers of the October 2017 Senior Notes.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
10.1	Form of Indemnification and Advancement Agreement.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 4, 2018
10.2+	Amendment to the Broadcom Corporation 2012 Stock Incentive Plan.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 4, 2018
10.3+	Amendment to the LSI Corporation 2003 Equity Incentive Plan.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 4, 2018
10.4+	Amendment to the Emulex Corporation 2005 Equity Incentive Plan.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 4, 2018
10.5+	Amendment to the Brocade Communication Systems, Inc., 2009 Stock Plan.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 4, 2018

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
10.6+	Amendment to the Brocade Communications Systems, Inc., Amended and Restated Inducement Award Plan.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 4, 2018
10.7+	Amendment to the Broadcom Limited Second Amended and Restated Employee Stock Purchase Plan.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 4, 2018
10.8+	Form of Restricted Stock Unit Award Agreement under Avago Technologies Limited 2009 Equity Incentive Plan (effective April 4, 2018).			X
10.9+	Form of Performance Share Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Award Plan (effective March 13, 2018).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 15, 2018
10.10+	Form of Performance Stock Unit Award Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Plan (effective April 4, 2018).			X
10.11+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective April 4, 2018).			X
10.12+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan, as amended (effective April 4, 2018).			X
10.13+	Form of Performance Share Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan (effective March 13, 2018).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 15, 2018
10.14+	Form of Performance Stock Unit Award Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan (effective April 4, 2018).			X
10.15+	Severance Benefit Agreement, dated January 23, 2014, between Avago Technologies Limited and Hock E. Tan.			X
10.16+	Severance Benefit Agreement, dated October 17, 2016, between Broadcom Limited and Thomas H. Krause, Jr.			X
10.17+	Severance Benefit Agreement, dated June 3, 2015, between Avago Technologies Limited and Charlie Kawwas.			X
10.18+	Severance Benefit Agreement, dated September 26, 2017, between Broadcom Limited and Mark Brazeal.			X
10.19+	Severance Benefit Agreement, dated January 30, 2014, between Avago Technologies Limited and Bryan Ingram.			X
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	XBRL Instance Document			X

101.SCH	XBRL Schema Document			X

101.CAL	XBRL Calculation Linkbase Document			X

101.DEF	XBRL Definition Linkbase Document			X

101.LAB	XBRL Labels Linkbase Document			X

101.PRE	XBRL Presentation Linkbase Document			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Thomas H. Krause, Jr.
Thomas H. Krause, Jr.
Vice President and Chief Financial Officer
Date: June 14, 2018