Form 10-Q
period 2018-08-05
Broadcom Inc.
filed 2018-09-13
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 5, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Broadcom Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-38449	35-2617337
(State or other jurisdiction of incorporation or organization)	(Commission file Number)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 31, 2018, there were 413,446,755 shares of our common stock, $0.001 par value per share, outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 5, 2018

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	August 5, 2018	October 29, 2017

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$4,136	$11,204
Trade accounts receivable, net	3,010	2,448
Inventory	1,216	1,447
Other current assets	333	724
Total current assets	8,695	15,823
Long-term assets:
Property, plant and equipment, net	2,695	2,599
Goodwill	26,920	24,706
Intangible assets, net	11,598	10,832
Other long-term assets	464	458
Total assets	$50,372	$54,418
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$785	$1,105
Employee compensation and benefits	622	626
Current portion of long-term debt	117	117
Other current liabilities	663	681
Total current liabilities	2,187	2,529
Long-term liabilities:
Long-term debt	17,487	17,431
Other long-term liabilities	3,246	11,272
Total liabilities	22,920	31,232
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none and 22 shares issued and outstanding as of August 5, 2018 and October 29, 2017, respectively	—	—
Common stock and additional paid-in capital, $0.001 par value; 2,900 shares authorized; 413 and 409 shares issued and outstanding as of August 5, 2018 and October 29, 2017, respectively	23,291	20,505
Retained earnings (accumulated deficit)	4,267	(129)
Accumulated other comprehensive loss	(106)	(91)
Total Broadcom Inc. stockholders’ equity	27,452	20,285
Noncontrolling interest	—	2,901
Total stockholders’ equity	27,452	23,186
Total liabilities and stockholders’ equity	$50,372	$54,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017

	(In millions, except per share data)
Net revenue	$5,063	$4,463	$15,404	$12,792
Cost of products sold:
Cost of products sold	1,680	1,658	5,275	4,795
Purchase accounting effect on inventory	—	1	70	2
Amortization of acquisition-related intangible assets	762	655	2,242	1,853
Restructuring charges	2	—	19	16
Total cost of products sold	2,444	2,314	7,606	6,666
Gross margin	2,619	2,149	7,798	6,126
Research and development	959	827	2,820	2,464
Selling, general and administrative	234	200	819	605
Amortization of acquisition-related intangible assets	68	441	474	1,323
Restructuring, impairment and disposal charges	19	33	202	106
Total operating expenses	1,280	1,501	4,315	4,498
Operating income	1,339	648	3,483	1,628
Interest expense	(149)	(112)	(480)	(335)
Loss on extinguishment of debt	—	—	—	(159)
Other income, net	39	12	120	46
Income from continuing operations before income taxes	1,229	548	3,123	1,180
Provision for (benefit from) income taxes	32	39	(8,391)	(54)
Income from continuing operations	1,197	509	11,514	1,234
Loss from discontinued operations, net of income taxes	(1)	(2)	(19)	(11)
Net income	1,196	507	11,495	1,223
Net income attributable to noncontrolling interest	—	26	351	63
Net income attributable to common stock	$1,196	$481	$11,144	$1,160

Basic income (loss) per share:
Income per share from continuing operations	$2.78	$1.19	$26.58	$2.91
Loss per share from discontinued operations	—	(0.01)	(0.05)	(0.03)
Net income per share	$2.78	$1.18	$26.53	$2.88

Diluted income (loss) per share:
Income per share from continuing operations	$2.71	$1.14	$25.78	$2.79
Loss per share from discontinued operations	—	—	(0.04)	(0.02)
Net income per share	$2.71	$1.14	$25.74	$2.77

Weighted-average shares:
Basic	430	407	420	403
Diluted	441	445	433	442

Cash dividends declared and paid per share	$1.75	$1.02	$5.25	$3.06
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017

	(In millions)
Net income	$1,196	$507	$11,495	$1,223
Other comprehensive income, net of tax:
Amortization of actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	—	1	1
Other comprehensive income	—	—	1	1
Comprehensive income	1,196	507	11,496	1,224
Comprehensive income attributable to noncontrolling interest	—	26	351	63
Comprehensive income attributable to common stock	$1,196	$481	$11,145	$1,161
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Fiscal Quarters Ended
	August 5, 2018	July 30, 2017

	(In millions)
Cash flows from operating activities:
Net income	$11,495	$1,223
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,730	3,184
Depreciation	383	334
Stock-based compensation	910	669
Deferred taxes and other non-cash taxes	(8,512)	(99)
Non-cash portion of debt extinguishment loss	—	159
Non-cash restructuring, impairment and disposal charges	13	54
Amortization of debt issuance costs and accretion of debt discount	18	19
Other	22	(2)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(340)	(236)
Inventory	325	(23)
Accounts payable	(353)	(34)
Employee compensation and benefits	(87)	29
Contributions to defined benefit pension plans	(130)	(16)
Other current assets and current liabilities	206	(570)
Other long-term assets and long-term liabilities	(435)	(99)
Net cash provided by operating activities	6,245	4,592
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(4,793)	(40)
Proceeds from sales of businesses	782	10
Purchases of property, plant and equipment	(529)	(836)
Proceeds from disposals of property, plant and equipment	238	1
Purchases of investments	(249)	(200)
Proceeds from sale of investment	54	—
Other	(59)	(5)
Net cash used in investing activities	(4,556)	(1,070)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	13,446
Repayment of debt	(856)	(13,668)
Payment of debt issuance costs	—	(23)
Dividend and distribution payments	(2,275)	(1,306)
Repurchases of common stock	(5,725)	—
Issuance of common stock, net of shares withheld for employee taxes	118	191
Payment of capital lease obligations	(21)	(10)
Other	2	—
Net cash used in financing activities	(8,757)	(1,370)
Net change in cash and cash equivalents	(7,068)	2,152
Cash and cash equivalents at beginning of period	11,204	3,097
Cash and cash equivalents at end of period	$4,136	$5,249
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — UNAUDITED

	Preferred Stock		Common Stock and Additional Paid-in Capital		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In millions)
Balance as of October 29, 2017	22	$—	409	$20,505	$(129)	$(91)	$2,901	$23,186
Net income	—	—	—	—	11,144	—	351	11,495
Other comprehensive income	—	—	—	—	—	1	—	1
Cumulative effect of accounting change	—	—	—	—	(237)	(16)	(13)	(266)
Fair value of partially vested equity awards assumed in connection with the acquisition of Brocade Communications Systems, Inc.	—	—	—	8	—	—	—	8
Cash dividends declared and paid to common stockholders	—	—	—	—	(2,198)	—	—	(2,198)
Cash distribution declared and paid by Broadcom Cayman L.P. on exchangeable limited partnership units	—	—	—	—	—	—	(77)	(77)
Exchange of exchangeable limited partnership units for common stock and redemption of preferred stock due to the Redomiciliation Transaction	(22)	—	22	3,162	—	—	(3,162)	—
Common stock issued, net of shares withheld for employee taxes	—	—	8	118	—	—	—	118
Stock-based compensation	—	—	—	910	—	—	—	910
Repurchases of common stock	—	—	(26)	(1,412)	(4,313)	—	—	(5,725)
Balance as of August 5, 2018	—	$—	413	$23,291	$4,267	$(106)	$—	$27,452
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
Broadcom Inc., a Delaware corporation, is the successor to Broadcom Limited, a company organized under the laws of the Republic of Singapore, or Broadcom-Singapore. As part of the plan to cause the publicly traded parent company of Broadcom to be a Delaware corporation, or the Redomiciliation Transaction, after the close of market trading on April 4, 2018, Broadcom Inc. and Broadcom-Singapore completed a statutory scheme of arrangement under Singapore law pursuant to which all Broadcom-Singapore outstanding ordinary shares were exchanged on a one-for-one basis for newly issued shares of Broadcom Inc. common stock and Broadcom-Singapore became an indirect wholly-owned subsidiary of Broadcom Inc.
In conjunction with the Redomiciliation Transaction, all outstanding exchangeable limited partnership units, or LP Units, of Broadcom Cayman L.P., or the Partnership, were mandatorily exchanged, or the Mandatory Exchange, on a one-for-one basis for newly issued shares of Broadcom Inc. common stock. As a result, all limited partners of the Partnership became common stockholders of Broadcom Inc. In addition, all related outstanding special preference shares of Broadcom-Singapore were automatically redeemed upon the Mandatory Exchange. Consequently, the limited partners no longer hold a noncontrolling interest in the Partnership and we subsequently deregistered the Partnership.
The scheme of arrangement was accounted for as an exchange of equity interests among entities under common control. All assets and liabilities of Broadcom-Singapore were assumed by Broadcom Inc., resulting in the retention of the historical basis of accounting as if they had always been combined for accounting and financial reporting purposes.
The financial statements for periods prior to April 4, 2018, the effective date of the Redomiciliation Transaction, relate to Broadcom-Singapore and relate to Broadcom Inc. for periods after April 4, 2018. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Inc. and its consolidated subsidiaries from and after the effective time of the Redomiciliation Transaction and, prior to that time, to our predecessor, Broadcom-Singapore.
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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending November 4, 2018, or fiscal year 2018, is a 53-week fiscal year, with our first fiscal quarter containing 14 weeks. The first quarter of our fiscal year 2018 ended on February 4, 2018, the second quarter ended on May 6, 2018 and the third quarter ended on August 5, 2018. Our fiscal year ended October 29, 2017, or fiscal year 2017, was a 52-week fiscal year.
On November 17, 2017, we acquired Brocade Communications Systems, Inc., or Brocade. The unaudited condensed consolidated financial statements include the results of operations of Brocade commencing as of the acquisition date. See Note 2. “Acquisitions” for additional information.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and our subsidiaries, and have been prepared by us in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The October 29, 2017 condensed consolidated balance sheet data were derived from Broadcom-Singapore’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2017 as filed with the Securities and Exchange Commission, or SEC, but do not include all disclosures required by GAAP. All intercompany transactions and balances have been eliminated in consolidation. The operating results for the fiscal quarter and three fiscal quarters ended August 5, 2018 are not necessarily indicative of the results that may be expected for fiscal year 2018, or for any other future period.

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
The standard allows two methods of adoption: (i) retrospectively to each prior period presented (“full retrospective method”) or (ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective method"). We plan to adopt the new standard using the modified retrospective method at the beginning of the first quarter of fiscal year 2019. We have established a cross-functional team to assess the potential impact of the new revenue standard and are on schedule in establishing new accounting policies, processes, and internal controls necessary to support the requirements of the new standard. While we are still finalizing our analysis to quantify the adoption impact of the provisions of the new standard, the exact impact of the new standard will be dependent on facts and circumstances at adoption.

2. Acquisitions
Acquisition of Brocade
On November 17, 2017, or the Brocade Acquisition Date, we acquired Brocade, or the Brocade Merger. Brocade was a supplier of networking hardware, software and services, including Fibre Channel Storage Area Network, or FC SAN, solutions and Internet Protocol Networking, or IP Networking, solutions. We acquired Brocade to enhance our position as a provider of enterprise storage connectivity solutions, broaden our portfolio for enterprise storage, and to increase our ability to address the evolving needs of our original equipment manufacturer, or OEM, customers. We financed the Brocade Merger with a portion of the net proceeds from the issuance of the 2017 Senior Notes, as defined and discussed in further detail in Note 6. “Borrowings,” as well as with cash on hand.
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
The following table presents our preliminary allocation of the total purchase price, net of cash acquired:

Estimated Fair Value
(In millions)
Current assets	$1,294
Goodwill	2,194
Intangible assets	3,396
Other long-term assets	78
Total assets acquired	6,962
Current portion of long-term debt	(856)
Other current liabilities	(374)
Long-term debt	(38)
Other long-term liabilities	(906)
Total liabilities assumed	(2,174)
Fair value of net assets acquired	$4,788
Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the Brocade business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the Brocade Merger. Goodwill is not deductible for tax purposes.

Current assets included assets held-for-sale related to Brocade’s IP Networking business, which was not aligned with our strategic objectives. On December 1, 2017, we sold this business to ARRIS International plc, or ARRIS, for cash consideration of $800 million, adjusted for closing working capital balances. In connection with this sale, we indemnified ARRIS for $116 million of potential income tax liabilities. We provided transitional services as short-term assistance to ARRIS in assuming the operations of the purchased business. We do not have any material continuing involvement with this business and have presented its results in discontinued operations.
Current assets also included assets held-for-sale for Brocade’s headquarters, which was sold for $224 million during the first quarter of fiscal year 2018, for no gain or loss.
Revenue from the Brocade Merger was primarily included in our enterprise storage segment. Transaction costs of $29 million related to the Brocade Merger were included in selling, general and administrative expense for the three fiscal quarters ended August 5, 2018.
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
Trade name relates to the “Brocade” trade name. The fair value was determined by applying the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue under the trade name. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecast period.
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
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Brocade had been acquired as of the beginning of fiscal year 2017. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, the purchase accounting effect on inventory acquired, restructuring charges related to the acquisition and transaction costs. For the three fiscal quarters ended July 30, 2017, non-recurring pro forma adjustments directly attributable to the Brocade Merger included (i) the purchase accounting effect of inventory acquired of $70 million and (ii) acquisition costs of $76 million. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2017 or of the results of our future operations of the combined business.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017

	(In millions)
Pro forma net revenue	$5,066	$4,943	$15,530	$14,244
Pro forma net income attributable to common stock	$1,207	$464	$11,284	$1,009
Pending Acquisition of CA, Inc.
On July 11, 2018, we entered into a definitive agreement to acquire CA, Inc., or CA, for aggregate consideration of approximately $18.9 billion, or the CA Merger. Under the terms of the definitive agreement, or the CA Merger Agreement, CA shareholders will receive $44.50 per share in cash. We intend to fund the transaction with cash on hand and $18 billion in new, fully-committed debt financing.
We will assume all outstanding unvested CA stock option, RSU, PSU, and restricted stock awards and each award will be converted to an equivalent equity award to receive Broadcom common stock. All vested and outstanding CA stock options, after giving effect to any acceleration, and all outstanding deferred stock units will be cashed out at the effective time of the CA Merger.
We and CA may each terminate the CA Merger Agreement under certain circumstances, and in connection with the termination of the agreement, CA could be liable to us for a termination fee of $566 million, depending on the reasons for such termination.
3. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $1,730 million and $6,002 million of time deposits as of August 5, 2018 and October 29, 2017, respectively. As of August 5, 2018 and October 29, 2017, cash equivalents also included $201 million and $401 million of money-market funds, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreements were $305 million and $362 million during the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively. Factoring fees for the sales of receivables were recorded in other income, net and were not material.
Inventory

	August 5, 2018	October 29, 2017

	(In millions)
Finished goods	$483	$562
Work-in-process	599	696
Raw materials	134	189
Total inventory	$1,216	$1,447
Other Current Assets

	August 5, 2018	October 29, 2017

	(In millions)
Prepaid expenses	$223	$440
Other receivables	73	155
Other (miscellaneous)	37	129
Total other current assets	$333	$724
Other Current Liabilities

	August 5, 2018	October 29, 2017

	(In millions)
Deferred revenue	$183	$51
Accrued rebates	163	124
Tax liabilities	60	123
Other (miscellaneous)	257	383
Total other current liabilities	$663	$681
Other Long-Term Liabilities

	August 5, 2018	October 29, 2017

	(In millions)
Unrecognized tax benefits (a) (b)	$2,769	$1,011
Deferred tax liabilities (a)	178	10,019
Other (miscellaneous)	299	242
Total other long-term liabilities	$3,246	$11,272
________________________________
(a) Refer to Note 8. “Income Taxes” for additional information regarding these balances.
(b) Includes accrued interest and penalties.

Supplemental Cash Flow Information

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017

	(In millions)
Cash paid for interest	$312	$206	$545	$309
Cash paid for income taxes	$127	$35	$323	$253
At August 5, 2018 and October 29, 2017, we had $24 million and $122 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable and other current liabilities.
4. Goodwill and Intangible Assets
Goodwill

	Wired Infrastructure	Wireless Communications	Enterprise Storage	Industrial & Other	Total

	(In millions)
Balance as of October 29, 2017	$17,622	$5,945	$995	$144	$24,706
Acquisitions	83	—	2,124	7	2,214
Balance as of August 5, 2018	$17,705	$5,945	$3,119	$151	$26,920

Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of August 5, 2018:
Purchased technology	$15,803	$(6,055)	$9,748
Customer contracts and related relationships	1,792	(824)	968
Trade names	578	(157)	421
Other	239	(45)	194
Intangible assets subject to amortization	18,412	(7,081)	11,331
IPR&D	267	—	267
Total	$18,679	$(7,081)	$11,598

As of October 29, 2017:
Purchased technology	$12,724	$(4,265)	$8,459
Customer contracts and related relationships	4,240	(3,100)	1,140
Trade names	528	(117)	411
Other	135	(25)	110
Intangible assets subject to amortization	17,627	(7,507)	10,120
IPR&D	712	—	712
Total	$18,339	$(7,507)	$10,832

Based on the amount of intangible assets subject to amortization at August 5, 2018, the expected amortization expense for each of the next five years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense
(In millions)
2018 (remainder)	$837
2019	2,881
2020	2,436
2021	1,944
2022	1,440
Thereafter	1,793
Total	$11,331
The weighted-average amortization periods remaining by intangible asset category were as follows:

Amortizable intangible assets:	August 5, 2018
(In years)
Purchased technology	6
Customer contracts and related relationships	6
Trade names	12
Other	10
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
Diluted shares include the dilutive effect of in-the-money stock options, RSUs and employee stock purchase plan rights under the Broadcom Limited Second Amended and Restated Employee Share Purchase Plan, as amended, or ESPP (together referred to as equity awards). Diluted shares also included shares issuable upon exchange of the LP Units for the fiscal quarter and three fiscal quarters ended July 30, 2017.
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
For the three fiscal quarters ended August 5, 2018, diluted net income per share excluded the potentially dilutive effect of the exchange of the LP Units for 12 million common stock shares prior to the effective time of Mandatory Exchange (refer to Note 7. “Stockholders’ Equity” for additional information) as their effect was antidilutive. As a result, diluted net income per share for the three fiscal quarters ended August 5, 2018 excluded net income attributable to noncontrolling interest.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017

Numerator - Basic:	(In millions, except per share data)
Income from continuing operations	$1,197	$509	$11,514	$1,234
Less: Income from continuing operations attributable to noncontrolling interest	—	26	352	63
Income from continuing operations attributable to common stock	1,197	483	11,162	1,171

Loss from discontinued operations, net of income taxes	(1)	(2)	(19)	(11)
Less: Loss from discontinued operations, net of income taxes, attributable to noncontrolling interest	—	—	(1)	—
Loss from discontinued operations, net of income taxes, attributable to common stock	(1)	(2)	(18)	(11)

Net income attributable to common stock	$1,196	$481	$11,144	$1,160

Numerator - Diluted:
Income from continuing operations	$1,197	$509	$11,162	$1,234
Loss from discontinued operations, net of income taxes	(1)	(2)	(18)	(11)
Net income	$1,196	$507	$11,144	$1,223

Denominator:
Weighted-average shares outstanding - basic	430	407	420	403
Dilutive effect of equity awards	11	16	13	16
Exchange of noncontrolling interest	—	22	—	23
Weighted-average shares outstanding - diluted	441	445	433	442

Basic income (loss) per share:
Income per share from continuing operations	$2.78	$1.19	$26.58	$2.91
Loss per share from discontinued operations	—	(0.01)	(0.05)	(0.03)
Net income per share	$2.78	$1.18	$26.53	$2.88

Diluted income (loss) per share:
Income per share from continuing operations	$2.71	$1.14	$25.78	$2.79
Loss per share from discontinued operations	—	—	(0.04)	(0.02)
Net income per share	$2.71	$1.14	$25.74	$2.77

6. Borrowings

	As of August 5, 2018:		As of October 29, 2017:
	Effective Interest Rate	Aggregate Principal Amount	Effective Interest Rate	Aggregate Principal Amount

	(In millions, except for percentages)
2017 Senior Notes
Fixed rate 2.375% notes due January 2020	2.615%	$2,750	2.615%	$2,750
Fixed rate 2.200% notes due January 2021	2.406%	750	2.406%	750
Fixed rate 3.000% notes due January 2022	3.214%	3,500	3.214%	3,500
Fixed rate 2.650% notes due January 2023	2.781%	1,000	2.781%	1,000
Fixed rate 3.625% notes due January 2024	3.744%	2,500	3.744%	2,500
Fixed rate 3.125% notes due January 2025	3.234%	1,000	3.234%	1,000
Fixed rate 3.875% notes due January 2027	4.018%	4,800	4.018%	4,800
Fixed rate 3.500% notes due January 2028	3.596%	1,250	3.596%	1,250
		17,550		17,550
Assumed BRCM Senior Notes
Fixed rate 2.70% notes due November 2018	2.70%	117	2.70%	117
Fixed rate 2.50% - 4.50% notes due August 2022 - August 2034	2.50% - 4.50%	22	2.50% - 4.50%	22
		139		139
Assumed Brocade Convertible Notes
Fixed rate 1.375% convertible notes due January 2020	0.628%	38		—
Total principal amount outstanding		17,727		17,689
Less: Unaccreted discount and unamortized debt issuance costs		(123)		(141)
Total carrying value of debt		$17,604		$17,548
2017 Senior Notes and Assumed BRCM Senior Notes
In fiscal year 2017, Broadcom Corporation, or BRCM, and Broadcom Cayman Finance Limited, or together with BRCM referred to as the Subsidiary Issuers, completed the issuance and sale of senior unsecured notes, or the 2017 Senior Notes, in an aggregate principal amount of $17,550 million. Our 2017 Senior Notes were fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom-Singapore and the Partnership, subject to certain release conditions described in the indentures governing the 2017 Senior Notes, or the 2017 Indentures. On April 9, 2018, Broadcom Inc., or Parent Guarantor, became a guarantor of the 2017 Senior Notes and entered into supplemental indentures with the Subsidiary Issuers and the trustee of the 2017 Senior Notes. At that time, Broadcom-Singapore, a guarantor at the issuance of the 2017 Senior Notes, became an indirect wholly-owned subsidiary of Broadcom Inc. and a subsidiary guarantor, or Subsidiary Guarantor. In addition, the Partnership was released from its guarantee of the 2017 Senior Notes under each of the 2017 Indentures in accordance with their terms. Each series of 2017 Senior Notes pays interest semi-annually in cash in arrears on January 15 and July 15 of each year. As of August 5, 2018 and October 29, 2017, we accrued interest payable of $25 million and $136 million, respectively.
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
We were in compliance with all of the covenants related to the 2017 Senior Notes and senior unsecured notes assumed in connection with the acquisition of BRCM, or the Assumed BRCM Senior Notes, as of August 5, 2018.
Assumed Brocade Debt
As a result of the Brocade Merger, we assumed $575 million in aggregate principal amount of Brocade’s 1.375% convertible senior unsecured notes due 2020, or the Assumed Brocade Convertible Notes. The Brocade Merger was a “fundamental change” as well as a “make-whole fundamental change” as defined under the terms of the indenture governing the Assumed Brocade Convertible Notes. Accordingly, the holders of the Assumed Brocade Convertible Notes received the right to require us to repurchase their notes for cash. In the first quarter of fiscal year 2018, we repurchased $537 million in aggregate principal amount for $548 million at a conversion rate of $1,018 for each $1,000 of principal surrendered for conversion. The remaining outstanding Assumed Brocade Convertible Notes are convertible into cash at a conversion rate of $812 for each $1,000 of principal. We were in compliance with all of the covenants related to the Assumed Brocade Convertible Notes as of August 5, 2018.
We also assumed $300 million in aggregate principal amount of Brocade’s 4.625% senior unsecured notes due 2023. On January 16, 2018, we called and redeemed all of these outstanding notes for a total payment of $308 million, including the redemption price.
Fair Value of Debt
As of August 5, 2018, the estimated aggregate fair value of the 2017 Senior Notes, the Assumed BRCM Senior Notes and the Assumed Brocade Convertible Notes was $16,953 million and was primarily classified as Level 2 as we used quoted prices from less active markets.
Future Principal Payments of Debt
The future scheduled principal payments for the outstanding 2017 Senior Notes, Assumed BRCM Senior Notes and Assumed Brocade Convertible Notes as of August 5, 2018 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2018 (remainder)	$117
2019	—
2020	2,788
2021	750
2022	3,509
Thereafter	10,563
Total	$17,727
7. Stockholders’ Equity
Completion of the Redomiciliation Transaction
For the period prior to the Redomiciliation Transaction, our stockholders’ equity reflects Broadcom-Singapore’s outstanding ordinary shares, all of which were publicly traded on The NASDAQ Global Select Market. After the close of market trading on April 4, 2018, all Broadcom-Singapore outstanding ordinary shares were exchanged on a one-for-one basis for newly issued shares of Broadcom Inc. common stock and Broadcom-Singapore became an indirect wholly-owned subsidiary of Broadcom Inc.
In conjunction with the Redomiciliation Transaction and pursuant to the Mandatory Exchange, all outstanding LP Units held by the limited partners were mandatorily exchanged for approximately 22 million newly issued shares of Broadcom Inc. common stock on a one-for-one basis. As a result, all limited partners of the Partnership have become common stockholders of Broadcom Inc. In addition, all related outstanding special preference shares of Broadcom-Singapore were automatically redeemed upon the Mandatory Exchange.
Noncontrolling Interest
As of October 29, 2017 and immediately prior to the Redomiciliation Transaction, the limited partners held a noncontrolling interest of approximately 5% in the Partnership through their ownership of LP Units. Accordingly, net income attributable to our common stock in our condensed consolidated statements of operations excludes the noncontrolling interest’s proportionate share of the results for the three fiscal quarters ended August 5, 2018 and the fiscal quarter and three fiscal quarters ended July 30, 2017. In addition, we presented the proportionate share of equity attributable to the noncontrolling interest as a separate component of stockholders’ equity within our condensed consolidated balance sheet as of October 29, 2017 and condensed consolidated statement of stockholders’ equity for the period immediately prior to the Redomiciliation Transaction.
Dividends and Distributions

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017

	(In millions, except per share data)
Cash dividends and distributions paid per share/unit	$1.75	$1.02	$5.25	$3.06
Cash dividends paid to stockholders	$754	$415	$2,198	$1,237
Cash distributions paid to limited partners	$—	$23	$77	$69
Stock Repurchase Program
In April 2018, our Board of Directors authorized the repurchase of up to $12 billion of our common stock from time to time on or prior to November 3, 2019, the end of our fiscal year 2019. In the fiscal quarter and three fiscal quarters ended August 5, 2018, we repurchased and retired approximately 24 million shares and 26 million shares of our common stock at weighted average prices of $224.38 and $224.74, respectively, under this stock repurchase program. As of August 5, 2018, $6,275 million of the current authorization remained available under our stock repurchase program.
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
Stock-Based Compensation Expense

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017

	(In millions)
Cost of products sold	$22	$18	$63	$47
Research and development	222	174	630	465
Selling, general and administrative	71	59	217	156
Total stock-based compensation expense	$315	$251	$910	$668
Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of October 29, 2017	18	$163.42
Granted	7	$240.50
Vested	(5)	$154.61
Forfeited	(1)	$171.61
Balance as of August 5, 2018	19	$195.20

The aggregate fair value of time- and market-based RSUs that vested during the three fiscal quarters ended August 5, 2018 was $1,450 million, which represents the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax withholding obligations due upon the vesting of RSUs. Total unrecognized compensation cost related to unvested RSUs as of August 5, 2018 was $2,758 million, which is expected to be recognized over the remaining weighted-average service period of 2.9 years.
A summary of time- and market-based stock option activity is as follows:

	Number of Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value

	(In millions, except years and per share data)
Balance as of October 29, 2017	10		$49.54
Exercised	(2)		$47.47		$470
Cancelled	—	*	$72.18
Balance as of August 5, 2018	8		$50.01	2.19	$1,352
Fully vested as of August 5, 2018	8		$49.61	2.18	$1,343
Fully vested and expected to vest as of August 5, 2018	8		$50.01	2.19	$1,352
________________________________
* Represents fewer than 0.5 million shares.
8. Income Taxes
For the fiscal quarter ended August 5, 2018, our provision for income taxes was $32 million, compared to a provision for income taxes of $39 million for the fiscal quarter ended July 30, 2017.
The provision for the fiscal quarter ended August 5, 2018 was primarily due to profits from continuing operations, partially offset by a net discrete benefit of $14 million, including $25 million of excess tax benefits from stock-based awards that were vested or exercised during the period.
The provision for income taxes for the corresponding 2017 fiscal period was primarily due to profits from continuing operations and a discrete expense of $76 million resulting from entity reorganizations, partially offset by recognition of $56 million of excess tax benefits from stock-based awards that were vested or exercised during the period and the recognition of previously unrecognized tax benefits.
For the three fiscal quarters ended August 5, 2018, our benefit from income taxes was $8,391 million, compared to a benefit from income taxes of $54 million for the three fiscal quarters ended July 30, 2017.
The benefit from income taxes in the three fiscal quarters ended August 5, 2018 was principally a result of provisional income tax benefits realized from the enactment of the 2017 Tax Reform Act and the Redomiciliation Transaction.
The 2017 Tax Reform Act makes significant changes to the U.S. Internal Revenue Code, including, but not limited to, a decrease in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and the transition tax on the mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations, or the Transition Tax, as of December 31, 2017. On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Reform Act.
As a result of the 2017 Tax Reform Act, we recorded a total provisional benefit of $7,303 million. This provisional benefit included $7,212 million related to the Transition Tax, which was primarily due to a reduction of $10,392 million in our federal deferred income tax liabilities on accumulated non-U.S. earnings, partially offset by $2,116 million of federal provisional long-term Transition Tax payable and $1,116 million of unrecognized federal tax benefits related to the Transition Tax. The provisional benefit also included $92 million related to the remeasurement of certain deferred tax assets and liabilities, which were based on the tax rates at which they were expected to be reversed in the future as a result of the 2017 Tax Reform Act.
The impact of the Redomiciliation Transaction and related internal reorganizations included tax benefits of $1,162 million from the remeasurement of withholding taxes on undistributed earnings, partially offset by an $84 million tax provision on foreign earnings and profit subject to U.S. tax. Additional detailed analysis of historical foreign earnings, as well as potential correlative adjustments is ongoing.

Additionally, in connection with Brocade Merger, we established $845 million of net deferred tax liabilities on the excess of book basis over the tax basis of acquired identified intangible assets and investments in certain foreign subsidiaries that have not been indefinitely reinvested, partially offset by acquired tax attributes. The net deferred tax liabilities are based upon certain assumptions underlying our preliminary purchase price allocation. Upon finalization of the purchase price allocation, additional adjustments to the amount of our net deferred taxes may be required, provided we are within the measurement period. We also recognized discrete benefits from the recognition of $180 million of excess tax benefits from stock-based awards that were vested or exercised during the three fiscal quarters ended August 5, 2018.
The benefit from income taxes in the three fiscal quarters ended July 30, 2017, was primarily due to the recognition of $237 million of excess tax benefits from stock-based awards that were vested or exercised during the period and the recognition of previously unrecognized tax benefits, partially offset by a discrete expense of $76 million resulting from entity reorganizations and profits from continuing operations.
Uncertain Tax Positions
The balance of gross unrecognized tax benefits was $3,437 million and $2,256 million as of August 5, 2018 and October 29, 2017, respectively. Gross unrecognized tax benefits increased by $1,181 million compared to the balance as of October 29, 2017, primarily due to the recognition of uncertain tax positions related to the Transition Tax and to a lesser extent, the Brocade Merger, which were initially estimated as of the Brocade Acquisition Date. We continue to reevaluate these items with any adjustments to our preliminary estimates recognized, provided we are within the measurement period and we continue to collect information in order to determine their estimated values.
Accrued interest and penalties are included in other long-term liabilities on the condensed consolidated balance sheets. As of August 5, 2018 and October 29, 2017, the combined amount of cumulative accrued interest and penalties was approximately $161 million and $132 million, respectively.
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of August 5, 2018 and October 29, 2017, approximately $3,598 million and $2,388 million, respectively, of the unrecognized tax benefits, including accrued interest and penalties, would affect our effective tax rate if favorably resolved.
We are subject to U.S. income tax examination for fiscal years 2010 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside the United States for fiscal years 2013 and later. It is possible that our existing unrecognized tax benefits may change by up to $261 million as a result of lapses of statutes of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.
9. Segment Information
Reportable Segments
We have four reportable segments: wired infrastructure, wireless communications, enterprise storage, and industrial & other. These segments align with our principal target markets. The segments represent components for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer of Broadcom, who has been identified as the Chief Operating Decision Maker, or the CODM, as defined by authoritative guidance on segment reporting, in determining how to allocate resources and evaluate performance. The segments are determined based on several factors, including client base, homogeneity of products, technology, delivery channels and similar economic characteristics.
In the first quarter of fiscal year 2018, we completed the Brocade Merger. The operating results are reported primarily within the enterprise storage segment. See Note 2. “Acquisitions" for additional information.
Our CODM assesses the performance of each segment and allocates resources to those segments based on net revenue and operating results and does not evaluate our segments using discrete asset information. Operating results by segment include items that are directly attributable to each segment. Operating results by segment also include shared expenses such as global operations, including manufacturing support, logistics and quality control, in addition to expenses associated with selling, general and administrative activities for the business, which are allocated primarily based on revenue, while facilities expenses are allocated primarily based on site-specific headcount.
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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017

	(In millions)
Net revenue:
Wired infrastructure	$2,297	$2,208	$6,467	$6,403
Wireless communications	1,288	1,283	4,792	3,608
Enterprise storage	1,253	735	3,406	2,154
Industrial & other	225	237	739	627
Total net revenue	$5,063	$4,463	$15,404	$12,792

Operating income:
Wired infrastructure	$1,128	$1,015	$2,973	$2,885
Wireless communications	506	492	2,087	1,333
Enterprise storage	787	417	2,086	1,174
Industrial & other	112	131	406	301
Unallocated expenses	(1,194)	(1,407)	(4,069)	(4,065)
Total operating income	$1,339	$648	$3,483	$1,628
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors globally. Two direct customers accounted for 13% and 12% of our net accounts receivable balance at August 5, 2018 compared to one customer who accounted for 17% of our net accounts receivable balance at October 29, 2017.
No customer accounted for 10% or more of our net revenue for the fiscal quarter ended August 5, 2018. During the three fiscal quarters ended August 5, 2018, one direct customer represented 11% of our net revenue. During the fiscal quarter and three fiscal quarters ended July 30, 2017, one direct customer represented 13% and 14% of our net revenue, respectively. The majority of the revenue from this customer was included in our wireless communications and wired infrastructure segments. This customer is a contract manufacturer for a number of OEMs.
10. Related Party Transactions
During the fiscal quarter and three fiscal quarters ended August 5, 2018 and July 30, 2017, in the ordinary course of business, we purchased from, or sold to, entities of which one of our directors also serves or served as a director, or entities that are otherwise affiliated with one of our directors.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017

	(In millions)
Total net revenue	$282	$97	$664	$245
Total costs and expenses, including inventory purchases	$25	$28	$92	$93

	August 5, 2018	October 29, 2017

	(In millions)
Total receivables	$79	$31
Total payables	$8	$12

11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of August 5, 2018 that materially changed from the end of fiscal year 2017:

		Fiscal Year
	Total	2018 (remainder)	2019	2020	2021	2022	Thereafter

	(In millions)
Debt principal and interest	$21,059	$118	$566	$3,321	$1,242	$3,940	$11,872
Purchase commitments	$946	$823	$70	$52	$1	$—	$—
Debt Principal and Interest. Represents principal and interest on borrowings under the 2017 Senior Notes, the Assumed BRCM Senior Notes, and the Assumed Brocade Convertible Notes.
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at August 5, 2018, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $2,769 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of August 5, 2018 have been excluded from the contractual obligations table above.
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
Lawsuits Relating to the Acquisition of CA, Inc.
On August 3, 2018, a purported stockholder of CA commenced a putative class action lawsuit captioned Harvey v. CA, Inc., et al. against CA, the CA board of directors, Broadcom and Broadcom’s wholly owned subsidiary party to the merger agreement with CA in the United States District Court for the Southern District of New York. On August 9, 2018, another putative class action lawsuit captioned Vladimir Gusinsky Rev. Trust v. CA, Inc., et al. was filed against CA and the CA board of directors in the United States District Court for the District of Delaware, or Delaware District Court. On August 15, 2018, a third putative class action lawsuit captioned Jacob Scheiner Retirement Account v. CA, Inc., et al. was filed against CA and the CA board of directors in the Delaware District Court.  On August 22, 2018, a fourth putative class action lawsuit captioned Kenneth Gilley v. CA, Inc., et al. was filed against CA and the CA board of directors in the Delaware District Court. The Harvey and Vladimir Gusinsky Rev. Trust complaints allege violations of Sections 14(a) and 20(a) of the Exchange Act arising out of CA’s preliminary proxy statement relating to the CA Merger, filed with the SEC on July 24, 2018.  The Scheiner Retirement Account and Gilley complaints allege violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder arising out of CA’s definitive proxy statement relating to the CA Merger, filed with the SEC on August 10, 2018. The complaints assert that the preliminary proxy statement or definitive proxy statement, as applicable, contain incomplete and misleading information regarding CA’s financial projections and the financial analysis performed by Qatalyst Partners, CA’s financial advisor, as well as, for the Harvey, Scheiner Retirement Account and Gilley complaints, the sales process undertaken by CA in connection with its proposed merger with Broadcom. Plaintiffs seek to enjoin the defendants from consummating the CA Merger, or, if the CA Merger is consummated, rescission and/or damages. The plaintiffs also seek costs and fees. On September 4, 2018, the parties to each of the four lawsuits reached an agreement in principle providing for a dismissal of each of the lawsuits following the CA shareholder vote with respect to the CA Merger. In connection with this agreement, CA filed a supplement to the definitive proxy statement relating to the CA Merger.
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

On April 8, 2015, a putative class action complaint was filed in the U.S. Central District Court, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Emerald Merger Sub, and purported to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleges, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the U.S. Central District Court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint, which the U.S. Central District Court granted with prejudice on January 13, 2016. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit Court, on January 15, 2016. The appeal is captioned Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 16-55088. On June 27, 2016, the Plaintiff-Appellant filed his opening brief, on August 17 and August 22, 2016, the Defendants-Appellees filed their answering briefs, and on October 5, 2016 Plaintiff-Appellant filed his reply brief. The Ninth Circuit Court heard oral argument on October 5, 2017. On April 20, 2018, the Ninth Circuit Court issued an opinion affirming in part and reversing in part the decision of the U.S. Central District Court and remanding Plaintiff-Appellant’s claims under Sections 14(e) and 20(a) of the Exchange Act to the U.S. Central District Court for reconsideration. On May 4, 2018, the Defendants-Appellees filed a Petition for Rehearing En Banc with the Ninth Circuit Court. On July 13, 2018, Plaintiff-Appellant filed an Opposition to the Petition for Rehearing En Banc. We believe these claims are all entirely without merit and intend to vigorously defend these actions.
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
12. Restructuring, Impairment and Disposal Charges
Restructuring Charges
The following is a summary of significant restructuring expense recognized in continuing operations, primarily operating expenses:

•
During the first quarter of fiscal year 2018, we began the implementation of cost reduction activities associated with the Brocade Merger. As a result, we recognized $16 million and $159 million of restructuring expense primarily related to employee termination costs during the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively. Approximately 1,100 employees have been terminated from our workforce across all business and functional areas on a global basis as a result of the Brocade Merger.

•
In connection with the acquisition of BRCM in the second quarter of fiscal year ended October 30, 2016, we began the implementation of cost reduction activities. As a result, we recognized restructuring expense of $4 million and $49 million for the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively, and $19 million and $83 million for the fiscal quarter and three fiscal quarters ended July 30, 2017, respectively. These restructuring expenses primarily related to lease and other exit costs for the fiscal quarter and three fiscal quarters ended August 5, 2018 and employee termination costs for the fiscal quarter and three fiscal quarters ended July 30, 2017.

	Employee Termination Costs	Leases and Other Exit Costs	Total

	(In millions)
Balance as of October 29, 2017	$28	$17	$45
Restructuring charges (a)	142	68	210
Utilization	(147)	(73)	(220)
Balance as of August 5, 2018 (b)	$23	$12	$35
_________________________________
(a) Included $2 million of restructuring expense related to discontinued operations recognized during the three fiscal quarters ended August 5, 2018, which was included in loss from discontinued operations in our condensed consolidated statements of operations.
(b) The majority of the employee termination costs balance is expected to be paid in the fourth quarter of fiscal year 2018. The leases and other exit costs balance is expected to be paid during the remaining terms of the leases, which extend through fiscal year 2025.
Impairment and Disposal Charges
During the fiscal quarter and three fiscal quarters ended August 5, 2018, we recorded impairment and disposal charges of $1 million and $13 million, respectively. These charges primarily related to impairment of leasehold improvements. During the fiscal quarter and three fiscal quarters ended July 30, 2017, we recorded impairment and disposal charges of $14 million and $39 million, respectively. These charges related to impairment of property, plant and equipment and IPR&D projects acquired through the BRCM acquisition.
13. Condensed Consolidating Financial Information
In connection with the Exchange Offer, we are required to provide certain financial information regarding the Parent Guarantor, the Subsidiary Guarantor, the Subsidiary Issuers and our other subsidiaries, collectively, the Non-Guarantor Subsidiaries. The following information sets forth the condensed consolidating financial information as of August 5, 2018 and October 29, 2017 and for the fiscal quarter and three fiscal quarters ended August 5, 2018 and July 30, 2017 for the Parent Guarantor, the Subsidiary Guarantor, the Subsidiary Issuers, and the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Subsidiary Guarantor, the Subsidiary Issuers and the Non-Guarantor Subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Subsidiary Issuers would not provide additional material information that would be useful in assessing their financial composition.
See Note 6. “Borrowings” for more information regarding the 2017 Senior Notes and changes in guarantors resulting from the Redomiciliation Transaction. We have applied the impacts from the Redomiciliation Transaction and the change in guarantors retrospectively to all periods presented.

	Condensed Consolidating Balance Sheet
	August 5, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1	$2,723	$1,412	$—	$4,136
Trade accounts receivable, net	—	—	—	3,010	—	3,010
Inventory	—	—	—	1,216	—	1,216
Intercompany receivable	81	8	797	344	(1,230)	—
Intercompany loan receivable	—	66	7,602	3,292	(10,960)	—
Other current assets	—	—	83	250	—	333
Total current assets	81	75	11,205	9,524	(12,190)	8,695
Long-term assets:
Property, plant and equipment, net	—	—	786	1,909	—	2,695
Goodwill	—	—	1,360	25,560	—	26,920
Intangible assets, net	—	—	87	11,511	—	11,598
Investment in subsidiaries	33,811	33,939	30,664	33,932	(132,346)	—
Intercompany loan receivable, long-term	—	—	14,688	915	(15,603)	—
Other long-term assets	—	—	10	454	—	464
Total assets	$33,892	$34,014	$58,800	$83,805	$(160,139)	$50,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7	$6	$35	$737	$—	$785
Employee compensation and benefits	—	—	212	410	—	622
Current portion of long-term debt	—	—	117	—	—	117
Intercompany payable	56	75	242	857	(1,230)	—
Intercompany loan payable	6,397	—	3,358	1,205	(10,960)	—
Other current liabilities	—	1	622	40	—	663
Total current liabilities	6,460	82	4,586	3,249	(12,190)	2,187
Long-term liabilities:
Long-term debt	—	—	17,450	37	—	17,487
Deferred tax liabilities	(20)	—	(106)	304	—	178
Intercompany loan payable, long-term	—	—	915	14,688	(15,603)	—
Unrecognized tax benefits	—	—	1,964	805	—	2,769
Other long-term liabilities	—	—	52	247	—	299
Total liabilities	6,440	82	24,861	19,330	(27,793)	22,920
Total stockholders’ equity	27,452	33,932	33,939	64,475	(132,346)	27,452
Total liabilities and stockholders' equity	$33,892	$34,014	$58,800	$83,805	$(160,139)	$50,372

	Condensed Consolidating Balance Sheet
	October 29, 2017
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$194	$7,555	$3,455	$—	$11,204
Trade accounts receivable, net	—	—	—	2,448	—	2,448
Inventory	—	—	—	1,447	—	1,447
Intercompany receivable	—	32	279	309	(620)	—
Intercompany loan receivable	—	28	1,891	8,849	(10,768)	—
Other current assets	—	—	350	374	—	724
Total current assets	—	254	10,075	16,882	(11,388)	15,823
Long-term assets:
Property, plant and equipment, net	—	—	207	2,392	—	2,599
Goodwill	—	—	1,360	23,346	—	24,706
Intangible assets, net	—	—	—	10,832	—	10,832
Investment in subsidiaries	20,285	23,112	7,709	22,776	(73,882)	—
Intercompany loan receivable, long-term	—	—	41,547	—	(41,547)	—
Other long-term assets	—	—	213	245	—	458
Total assets	$20,285	$23,366	$61,111	$76,473	$(126,817)	$54,418
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$7	$72	$1,026	$—	$1,105
Employee compensation and benefits	—	—	274	352	—	626
Current portion of long-term debt	—	—	117	—	—	117
Intercompany payable	—	123	186	311	(620)	—
Intercompany loan payable	—	50	8,799	1,919	(10,768)	—
Other current liabilities	—	—	254	427	—	681
Total current liabilities	—	180	9,702	4,035	(11,388)	2,529
Long-term liabilities:
Long-term debt	—	—	17,431	—	—	17,431
Deferred tax liabilities	—	—	10,293	(274)	—	10,019
Intercompany loan payable, long-term	—	—	—	41,547	(41,547)	—
Unrecognized tax benefits	—	—	497	514	—	1,011
Other long-term liabilities	—	—	76	166	—	242
Total liabilities	—	180	37,999	45,988	(52,935)	31,232
Total stockholders’ equity	20,285	20,285	23,112	30,485	(73,882)	20,285
Noncontrolling interest	—	2,901	—	—	—	2,901
Total liabilities and stockholders' equity	$20,285	$23,366	$61,111	$76,473	$(126,817)	$54,418

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Fiscal Quarter Ended
	August 5, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue	$—	$—	$—	$5,063	$—	$5,063
Intercompany revenue	—	—	526	—	(526)	—
Total revenue	—	—	526	5,063	(526)	5,063
Cost of products sold:
Cost of products sold	—	—	31	1,649	—	1,680
Intercompany cost of products sold	—	—	—	31	(31)	—
Amortization of acquisition-related intangible assets	—	—	—	762	—	762
Restructuring charges	—	—	—	2	—	2
Total cost of products sold	—	—	31	2,444	(31)	2,444
Gross margin	—	—	495	2,619	(495)	2,619
Research and development	—	—	394	565	—	959
Intercompany operating expense	—	—	—	495	(495)	—
Selling, general and administrative	8	1	64	161	—	234
Amortization of acquisition-related intangible assets	—	—	—	68	—	68
Restructuring, impairment and disposal charges	—	—	5	14	—	19
Total operating expenses	8	1	463	1,303	(495)	1,280
Operating income (loss)	(8)	(1)	32	1,316	—	1,339
Interest expense	—	—	(149)	—	—	(149)
Intercompany interest expense	(15)	—	(27)	(296)	338	—
Other income, net	—	2	26	11	—	39
Intercompany interest income	—	—	311	27	(338)	—
Intercompany other income (expense), net	67	—	—	(67)	—	—
Income from continuing operations before income taxes and earnings in subsidiaries	44	1	193	991	—	1,229
Provision for (benefit from) income taxes	(28)	1	(34)	93	—	32
Income from continuing operations before earnings in subsidiaries	72	—	227	898	—	1,197
Earnings in subsidiaries	1,124	1,242	1,015	1,458	(4,839)	—
Income from continuing operations and earnings in subsidiaries	1,196	1,242	1,242	2,356	(4,839)	1,197
Loss from discontinued operations, net of income taxes	—	—	—	(1)	—	(1)
Net income	$1,196	$1,242	$1,242	$2,355	$(4,839)	$1,196

Comprehensive income	$1,196	$1,242	$1,242	$2,355	$(4,839)	$1,196

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Fiscal Quarter Ended
	July 30, 2017
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue	$—	$—	$—	$4,463	$—	$4,463
Intercompany revenue	—	—	486	—	(486)	—
Total revenue	—	—	486	4,463	(486)	4,463
Cost of products sold:
Cost of products sold	—	—	17	1,641	—	1,658
Intercompany cost of products sold	—	—	—	2	(2)	—
Purchase accounting effect on inventory	—	—	—	1	—	1
Amortization of acquisition-related intangible assets	—	—	—	655	—	655
Total cost of products sold	—	—	17	2,299	(2)	2,314
Gross margin	—	—	469	2,164	(484)	2,149
Research and development	—	—	349	478	—	827
Intercompany operating expense	—	—	—	484	(484)	—
Selling, general and administrative	—	7	84	109	—	200
Amortization of acquisition-related intangible assets	—	—	—	441	—	441
Restructuring, impairment and disposal charges	—	—	8	25	—	33
Total operating expenses	—	7	441	1,537	(484)	1,501
Operating income (loss)	—	(7)	28	627	—	648
Interest expense	—	—	(119)	7	—	(112)
Intercompany interest expense	—	(5)	(28)	88	(55)	—
Other income, net	—	1	9	2	—	12
Intercompany interest income	—	—	(85)	30	55	—
Intercompany other income (expense), net	—	226	(53)	(173)	—	—
Income (loss) from continuing operations before income taxes and earnings in subsidiaries	—	215	(248)	581	—	548
Provision for (benefit from) income taxes	—	—	133	(94)	—	39
Income (loss) from continuing operations, before earnings in subsidiaries	—	215	(381)	675	—	509
Earnings in subsidiaries	481	292	677	1,312	(2,762)	—
Income from continuing operations and earnings in subsidiaries	481	507	296	1,987	(2,762)	509
Income (loss) from discontinued operations, net of income taxes	—	—	(4)	2	—	(2)
Net income	481	507	292	1,989	(2,762)	507
Net income attributable to noncontrolling interest	—	26	—	—	—	26
Net income attributable to common stock	$481	$481	$292	$1,989	$(2,762)	$481

Comprehensive income	$481	$507	$292	$1,989	$(2,762)	$507
Comprehensive income attributable to noncontrolling interest	—	26	—	—	—	26
Comprehensive income attributable to common stock	$481	$481	$292	$1,989	$(2,762)	$481

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Three Fiscal Quarters Ended
	August 5, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue	$—	$—	$—	$15,404	$—	$15,404
Intercompany revenue	—	—	1,676	—	(1,676)	—
Total revenue	—	—	1,676	15,404	(1,676)	15,404
Cost of products sold:
Cost of products sold	—	—	98	5,177	—	5,275
Intercompany cost of products sold	—	—	—	102	(102)	—
Purchase accounting effect on inventory	—	—	—	70	—	70
Amortization of acquisition-related intangible assets	—	—	—	2,242	—	2,242
Restructuring charges	—	—	2	17	—	19
Total cost of products sold	—	—	100	7,608	(102)	7,606
Gross margin	—	—	1,576	7,796	(1,574)	7,798
Research and development	—	—	1,207	1,613	—	2,820
Intercompany operating expense	—	—	—	1,574	(1,574)	—
Selling, general and administrative	10	85	221	503	—	819
Amortization of acquisition-related intangible assets	—	—	—	474	—	474
Restructuring, impairment and disposal charges	—	—	49	153	—	202
Total operating expenses	10	85	1,477	4,317	(1,574)	4,315
Operating income (loss)	(10)	(85)	99	3,479	—	3,483
Interest expense	—	—	(478)	(2)	—	(480)
Intercompany interest expense	(15)	—	(167)	(1,389)	1,571	—
Other income, net	—	4	73	43	—	120
Intercompany interest income	—	—	1,404	167	(1,571)	—
Intercompany other income (expense), net	67	229	(57)	(239)	—	—
Income from continuing operations before income taxes and earnings in subsidiaries	42	148	874	2,059	—	3,123
Provision for (benefit from) income taxes	(28)	1	(8,015)	(349)	—	(8,391)
Income from continuing operations before earnings in subsidiaries	70	147	8,889	2,408	—	11,514
Earnings in subsidiaries	11,074	11,396	2,509	13,553	(38,532)	—
Income from continuing operations and earnings in subsidiaries	11,144	11,543	11,398	15,961	(38,532)	11,514
Loss from discontinued operations, net of income taxes	—	—	(2)	(17)	—	(19)
Net income	11,144	11,543	11,396	15,944	(38,532)	11,495
Net income attributable to noncontrolling interest	—	351	—	—	—	351
Net income attributable to common stock	$11,144	$11,192	$11,396	$15,944	$(38,532)	$11,144

Net income	$11,144	$11,543	$11,396	$15,944	$(38,532)	$11,495
Other comprehensive income, net of tax:
Amortization of actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	—	—	1	—	1
Other comprehensive income	—	—	—	1	—	1
Comprehensive income	11,144	11,543	11,396	15,945	(38,532)	11,496
Comprehensive income attributable to noncontrolling interest	—	351	—	—	—	351
Comprehensive income attributable to common stock	$11,144	$11,192	$11,396	$15,945	$(38,532)	$11,145

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Three Fiscal Quarters Ended
	July 30, 2017
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue	$—	$—	$74	$12,718	$—	$12,792
Intercompany revenue	—	—	1,396	9	(1,405)	—
Total revenue	—	—	1,470	12,727	(1,405)	12,792
Cost of products sold:
Cost of products sold	—	—	104	4,691	—	4,795
Intercompany cost of products sold	—	—	(12)	124	(112)	—
Purchase accounting effect on inventory	—	—	—	2	—	2
Amortization of acquisition-related intangible assets	—	—	7	1,846	—	1,853
Restructuring charges	—	—	8	8	—	16
Total cost of products sold	—	—	107	6,671	(112)	6,666
Gross margin	—	—	1,363	6,056	(1,293)	6,126
Research and development	—	—	1,062	1,402	—	2,464
Intercompany operating expense	—	—	(80)	1,373	(1,293)	—
Selling, general and administrative	—	20	259	326	—	605
Amortization of acquisition-related intangible assets	—	—	7	1,316	—	1,323
Restructuring, impairment and disposal charges	—	—	26	80	—	106
Total operating expenses	—	20	1,274	4,497	(1,293)	4,498
Operating income (loss)	—	(20)	89	1,559	—	1,628
Interest expense	—	—	(288)	(47)	—	(335)
Intercompany interest expense	—	(8)	(118)	(888)	1,014	—
Loss on extinguishment of debt	—	—	(52)	(107)	—	(159)
Other income, net	—	2	15	29	—	46
Intercompany interest income	—	1	891	122	(1,014)	—
Intercompany other income (expense), net	—	1,239	(532)	(707)	—	—
Income (loss) from continuing operations before income taxes and earnings in subsidiaries	—	1,214	5	(39)	—	1,180
Provision for (benefit from) income taxes	—	—	23	(77)	—	(54)
Income (loss) from continuing operations, before earnings in subsidiaries	—	1,214	(18)	38	—	1,234
Earnings in subsidiaries	1,160	9	39	3,127	(4,335)	—
Income from continuing operations and earnings in subsidiaries	1,160	1,223	21	3,165	(4,335)	1,234
Income (loss) from discontinued operations, net of income taxes	—	—	(12)	1	—	(11)
Net income	1,160	1,223	9	3,166	(4,335)	1,223
Net income attributable to noncontrolling interest	—	63	—	—	—	63
Net income attributable to common stock	$1,160	$1,160	$9	$3,166	$(4,335)	$1,160

Net income	$1,160	$1,223	$9	$3,166	$(4,335)	$1,223
Other comprehensive income, net of tax:
Amortization of actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	—	—	1	—	1
Other comprehensive income	—	—	—	1	—	1
Comprehensive income	1,160	1,223	9	3,167	(4,335)	1,224
Comprehensive income attributable to noncontrolling interest	—	63	—	—	—	63
Comprehensive income attributable to common stock	$1,160	$1,160	$9	$3,167	$(4,335)	$1,161

	Condensed Consolidating Statements of Cash Flows
	Three Fiscal Quarters Ended
	August 5, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Cash flows from operating activities:
Net income	$11,144	$11,543	$11,396	$15,944	$(38,532)	$11,495
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(11,112)	(11,647)	(11,643)	(9,609)	38,761	(5,250)
Net cash provided by (used in) operating activities	32	(104)	(247)	6,335	229	6,245
Cash flows from investing activities:
Intercompany contributions paid	—	(102)	(9,099)	(3,002)	12,203	—
Distributions received from subsidiaries	—	1,521	—	1,521	(3,042)	—
Net change in intercompany loans	—	(39)	4,140	1,286	(5,387)	—
Acquisitions of businesses, net of cash acquired	—	—	—	(4,793)	—	(4,793)
Proceeds from sales of businesses	—	—	—	782	—	782
Purchases of property, plant and equipment		—	(168)	(396)	35	(529)
Proceeds from disposals of property, plant and equipment	—	—	31	242	(35)	238
Purchases of investments	—	—	(50)	(199)	—	(249)
Proceeds from sale of investment	—	—	54	—	—	54
Other	—	—	(50)	(9)	—	(59)
Net cash provided by (used in) investing activities	—	1,380	(5,142)	(4,568)	3,774	(4,556)
Cash flows from financing activities:
Intercompany contributions received	—	—	3,231	9,201	(12,432)	—
Dividend and distribution payments	(754)	(1,521)	(1,521)	(1,521)	3,042	(2,275)
Net intercompany borrowings	6,397	(50)	(1,141)	(10,593)	5,387	—
Repayment of debt	—	—	—	(856)	—	(856)
Repurchases of common stock	(5,725)	—	—	—	—	(5,725)
Issuance of common stock, net of shares withheld for employee taxes	50	102	(12)	(22)	—	118
Payment of capital lease obligations	—	—	—	(21)	—	(21)
Other	—	—	—	2	—	2
Net cash provided by (used in) financing activities	(32)	(1,469)	557	(3,810)	(4,003)	(8,757)
Net change in cash and cash equivalents	—	(193)	(4,832)	(2,043)	—	(7,068)
Cash and cash equivalents at beginning of period	—	194	7,555	3,455	—	11,204
Cash and cash equivalents at end of period	$—	$1	$2,723	$1,412	$—	$4,136

	Condensed Consolidating Statements of Cash Flows
	Three Fiscal Quarters Ended
	July 30, 2017
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Cash flows from operating activities:
Net income	$1,160	$1,223	$9	$3,166	$(4,335)	$1,223
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(1,160)	(1,149)	(132)	1,475	4,335	3,369
Net cash provided by (used in) operating activities	—	74	(123)	4,641	—	4,592
Cash flows from investing activities:
Net change in intercompany loans	—	410	598	4,496	(5,504)	—
Acquisitions of businesses, net of cash acquired	—	—	—	(40)	—	(40)
Proceeds from sales of businesses	—	—	—	10	—	10
Purchases of property, plant and equipment	—	—	(222)	(632)	18	(836)
Proceeds from disposals of property, plant and equipment	—	—	17	2	(18)	1
Purchases of investments	—	—	(200)	—	—	(200)
Other	—	—	—	(5)	—	(5)
Net cash provided by (used in) investing activities	—	410	193	3,831	(5,504)	(1,070)
Cash flows from financing activities:
Net intercompany borrowings	—	905	(5,450)	(959)	5,504	—
Proceeds from issuance of long-term debt	—	—	13,446	—	—	13,446
Repayment of debt	—	—	(5,705)	(7,963)	—	(13,668)
Payment of debt issuance costs	—	—	(23)	—	—	(23)
Dividend and distribution payments	—	(1,306)	—	—	—	(1,306)
Issuance of common stock, net of shares withheld for employee taxes	—	191	—	—	—	191
Payment of capital lease obligations	—	—	(1)	(9)	—	(10)
Net cash provided by (used in) financing activities	—	(210)	2,267	(8,931)	5,504	(1,370)
Net change in cash and cash equivalents	—	274	2,337	(459)	—	2,152
Cash and cash equivalents at beginning of period	—	53	1,092	1,952	—	3,097
Cash and cash equivalents at end of period	$—	$327	$3,429	$1,493	$—	$5,249
14. Subsequent Event
Cash Dividends Declared
On September 5, 2018, our Board of Directors declared a cash dividend of $1.75 per share, payable on September 28, 2018 to stockholders of record at the close of business on September 19, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 29, 2017, or fiscal year 2017, included in the Annual Report on Form 10-K for fiscal year 2017, or 2017 Annual Report on Form 10-K, filed by our predecessor, Broadcom Limited, a company organized under the laws of the Republic of Singapore, or Broadcom-Singapore. The financial information and results of operations in this Form 10-Q for periods prior to April 4, 2018 relate to our predecessor, Broadcom-Singapore, for accounting and financial reporting purposes and relate to Broadcom Inc. for periods after April 4, 2018, the effective date of the redomiciliation of our ultimate parent company to the U.S., or the Redomiciliation Transaction. Similarly, unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Inc. and its consolidated subsidiaries, from and after the effective date of the Redomiciliation Transaction and, prior to that time, to our predecessor. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies and objectives of management for future operations; statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property rights, or IP; and the effects of seasonality on our business. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
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
Our fiscal year ending November 4, 2018, or fiscal year 2018, is a 53-week fiscal year, with our first fiscal quarter containing 14 weeks compared to 13 weeks in the first fiscal quarter ended January 29, 2017. The additional week in the first quarter of fiscal year 2018 resulted in higher net revenue, gross margin dollars, research and development expense, and selling general and administrative expense in the first quarter and first three quarters of fiscal year 2018, compared to the corresponding prior year periods.
Recent Developments and Highlights
Highlights during the three fiscal quarters ended August 5, 2018 include the following:
•We generated $6,245 million of cash from operations.
•We paid $5,725 million to repurchase shares of our common stock and $2,275 million for cash dividends and distributions.
•On July 11, 2018, we entered into an Agreement and Plan of Merger, or the CA Merger Agreement, to acquire CA, Inc., or CA, for aggregate consideration of approximately $18.9 billion in cash.

•Our income tax benefit of $8,391 million primarily resulted from provisional income tax benefits realized from the enactment of the U.S. Tax Cuts and Jobs Act, or the 2017 Tax Reform Act, and the impact from the Redomiciliation Transaction.
•On November 17, 2017, we completed the acquisition of Brocade Communication Systems Inc., or Brocade, for aggregate consideration of approximately $6 billion, or the Brocade Merger.
Redomiciliation to the United States from Singapore
After the close of market trading on April 4, 2018, Broadcom Inc. and Broadcom-Singapore completed a statutory scheme of arrangement under Singapore law pursuant to which all Broadcom-Singapore outstanding ordinary shares were exchanged on a one-for-one basis for newly issued shares of Broadcom Inc. common stock and Broadcom-Singapore became an indirect wholly-owned subsidiary of Broadcom Inc.
In conjunction with the Redomiciliation Transaction, all outstanding exchangeable limited partnership units of Broadcom Cayman L.P., or the Partnership, were mandatorily exchanged on a one-for-one basis for newly issued shares of Broadcom Inc. common stock. As a result, all the limited partners became common stockholders of Broadcom Inc. and Broadcom-Singapore redeemed all related outstanding special preference shares. Consequently, the limited partners no longer hold a noncontrolling interest in the Partnership and we subsequently deregistered the Partnership.
Acquisitions and Divestitures
Acquisition of Brocade
We acquired Brocade for approximately $5,298 million in cash in exchange for all shares of Brocade common stock issued and outstanding immediately prior to the Brocade Merger and paid $701 million to retire Brocade’s term loan. In addition, we assumed all unvested Brocade stock options, restricted stock units and performance stock units held by continuing employees. All vested in-the-money Brocade stock options, after giving effect to any acceleration, were cashed out upon the completion of the Brocade Merger.
Brocade was a leading supplier of networking hardware, software and services, including Fibre Channel Storage Area Network, or FC SAN, solutions and Internet Protocol Networking, or IP Networking, solutions. We acquired Brocade to enhance our position as a leading provider of enterprise storage connectivity solutions, to broaden our portfolio for enterprise storage, and to increase our ability to address the evolving needs of our original equipment manufacturer, or OEM, customers.
We financed the Brocade Merger with net proceeds from the October 2017 issuance of senior unsecured notes, as well with as cash on hand.
Divestiture of Brocade’s IP Networking Business
Following the Brocade Merger, on December 1, 2017, we sold Brocade’s IP Networking business, including the Ruckus Wireless and ICX Switch businesses, to ARRIS International plc for cash consideration of $800 million, adjusted for closing working capital balances.
Pending Acquisition of CA Inc.
On July 11, 2018, we entered into the CA Merger Agreement to acquire CA for aggregate consideration of approximately $18.9 billion in cash. Pursuant to and subject to the terms and conditions of the CA Merger Agreement, one of our wholly owned subsidiaries will merge with and into CA, with CA as the surviving corporation in the merger, or the CA Merger. Under the terms of the CA Merger Agreement and upon completion of the CA Merger, CA stockholders will receive $44.50 per share in cash in exchange for all shares of CA common stock issued and outstanding immediately prior to the CA Merger. We intend to fund the transaction with cash on hand and $18 billion in new, fully-committed debt financing.
We will assume all outstanding unvested CA stock option, restricted stock unit, performance stock unit, and restricted stock awards, and each will be converted to an equivalent equity award to receive Broadcom common stock. All vested and outstanding CA stock options, after giving effect to any acceleration, and all outstanding deferred stock units will be cashed out at the effective time of the CA Merger.
We and CA may each terminate the CA Merger Agreement under certain circumstances, and in connection with the termination of the agreement, CA could be liable to us for a termination fee of $566 million, depending on the reasons for such termination.

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
There were no significant changes in our critical accounting policies during the three fiscal quarters ended August 5, 2018 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2017 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter and Three Fiscal Quarters Ended August 5, 2018 Compared to Fiscal Quarter and Three Fiscal Quarters Ended July 30, 2017
The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$5,063	$4,463	100%	100%
Cost of products sold:
Cost of products sold	1,680	1,658	33	37
Purchase accounting effect on inventory	—	1	—	—
Amortization of acquisition-related intangible assets	762	655	15	15
Restructuring charges	2	—	—	—
Total cost of products sold	2,444	2,314	48	52
Gross margin	2,619	2,149	52	48
Research and development	959	827	19	19
Selling, general and administrative	234	200	4	3
Amortization of acquisition-related intangible assets	68	441	2	10
Restructuring, impairment and disposal charges	19	33	—	1
Total operating expenses	1,280	1,501	25	33
Operating income	$1,339	$648	27%	15%

	Three Fiscal Quarters Ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$15,404	$12,792	100%	100%
Cost of products sold:
Cost of products sold	5,275	4,795	34	38
Purchase accounting effect on inventory	70	2	—	—
Amortization of acquisition-related intangible assets	2,242	1,853	15	14
Restructuring charges	19	16	—	—
Total cost of products sold	7,606	6,666	49	52
Gross margin	7,798	6,126	51	48
Research and development	2,820	2,464	19	19
Selling, general and administrative	819	605	5	5
Amortization of acquisition-related intangible assets	474	1,323	3	10
Restructuring, impairment and disposal charges	202	106	1	1
Total operating expenses	4,315	4,498	28	35
Operating income	$3,483	$1,628	23%	13%
Net Revenue
Our overall net revenue, as well as the percentage of total net revenue generated by sales in each of our segments, varies from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality, which are discussed in detail below under “Seasonality”.

Historically, a relatively small number of customers has accounted for a significant portion of our net revenue. Direct sales to Foxconn Technology Group companies (including Hon Hai Precision Industries), together referred to as Foxconn, accounted for 11%, 13% and 14% of our net revenue for the three fiscal quarters ended August 5, 2018, and the fiscal quarter and three fiscal quarters ended July 30, 2017, respectively. No customer accounted for 10% or more of our net revenue for the fiscal quarter ended August 5, 2018. We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 38% and 42% of our net revenue for the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively, and approximately 40% and 39% of our net revenue during the fiscal quarter and three fiscal quarters ended July 30, 2017, respectively. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% of our net revenue for both the fiscal quarters ended August 5, 2018 and July 30, 2017, and more than 20% and 15% of our net revenue for the three fiscal quarters ended August 5, 2018 and July 30, 2017, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true in our wireless communications segment as fluctuations may be magnified by the launches of, and seasonal variations in sales of mobile handsets.
In recent years, approximately 50% of our net revenue has come from sales to distributors, original equipment manufacturers, or OEMs, and contract manufacturers located in China. However, the end customers for our products, or for the end products into which our products are incorporated, are frequently located in countries other than China. As a result, we believe that a substantially smaller percentage of our net revenue is ultimately dependent on sales of either our product, or our customers’ product incorporating our product, to end customers located in China.
The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Net Revenue	August 5, 2018	July 30, 2017	$ Change	% Change	August 5, 2018	July 30, 2017	$ Change	% Change

	(In millions, except for percentages)
Wired infrastructure	$2,297	$2,208	$89	4%	$6,467	$6,403	$64	1%
Wireless communications	1,288	1,283	5	—%	4,792	3,608	1,184	33%
Enterprise storage	1,253	735	518	70%	3,406	2,154	1,252	58%
Industrial & other	225	237	(12)	(5)%	739	627	112	18%
Total net revenue	$5,063	$4,463	$600	13%	$15,404	$12,792	$2,612	20%

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
% of Net Revenue	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017

Wired infrastructure	45%	50%	42%	50%
Wireless communications	25	29	31	28
Enterprise storage	25	16	22	17
Industrial & other	5	5	5	5
Total net revenue	100%	100%	100%	100%
Fiscal quarter ended August 5, 2018 compared to corresponding prior year period. Net revenue from our wired infrastructure segment increased primarily due to an increase in demand for our networking application-specific integrated circuit, or ASIC, products and an increase in demand from our data center and enterprise customers for our standard networking products. This increase was partially offset by a decrease in demand for our set top box and optical products. Net revenue from our wireless communications segment was relatively flat reflecting an increase in our wireless content in handsets, substantially offset by lower shipments to a key Korean mobile handset customer. Net revenue from our enterprise storage segment increased primarily due to contributions from the Brocade FC SAN business. Net revenue from our industrial & other segment decreased primarily due to a decrease in IP licensing, partially offset by an increase in demand for our industrial products.

Three fiscal quarters ended August 5, 2018 compared to corresponding prior year period. Net revenue from our wired infrastructure segment increased slightly primarily due to an increase in demand for our networking ASIC products, substantially offset by a decrease in demand for our set-top box and optical products. Net revenue from our wireless communications segment increased primarily due to an increase in our wireless content in handsets and a later than typical new handset ramp with a major customer, which resulted in higher shipments in the first quarter of fiscal year 2018. Net revenue from our enterprise storage segment increased primarily due to contributions from the Brocade FC SAN business. Net revenue from our industrial & other segment increased primarily due to an increase in demand for our industrial products.
Gross Margin
Gross margin was $2,619 million for the fiscal quarter ended August 5, 2018 compared to $2,149 million for the fiscal quarter ended July 30, 2017. Gross margin was $7,798 million for the three fiscal quarters ended August 5, 2018 compared to $6,126 million for the three fiscal quarters ended July 30, 2017. The fiscal year 2018 increases were primarily due to the increases in net revenue compared to the prior periods, partially offset by increases in amortization of acquisition-related intangible assets. We expect to incur additional amortization of acquisition-related intangible assets in future periods as a result of any further acquisitions, including the pending CA Merger.
As a percentage of net revenue, gross margin was 52% and 48% for the fiscal quarters ended August 5, 2018 and July 30, 2017, respectively, and 51% and 48% for the three fiscal quarters ended August 5, 2018 and July 30, 2017, respectively. The fiscal year 2018 increases were primarily due to the favorable gross margin impact of Brocade FC SAN products, as well as a more favorable product mix.
Research and Development Expense
Research and development expense increased $132 million, or 16%, and $356 million, or 14%, for the fiscal quarter and three fiscal quarters ended August 5, 2018 compared to the prior year fiscal periods, respectively. These increases were primarily due to the acquisition of Brocade, increases in stock-based compensation expense and employee variable compensation expense related to operating performance. Stock-based compensation expense was higher in the fiscal quarter and three fiscal quarters ended August 5, 2018 primarily due to annual employee equity awards granted at higher grant-date fair values. Research and development expense as a percentage of net revenue remained relatively consistent for all periods presented.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $34 million, or 17%, and $214 million, or 35%, for the fiscal quarter and three fiscal quarters ended August 5, 2018 compared to the prior year fiscal periods, respectively. These increases were primarily due to the acquisition of Brocade and an increase in stock-based compensation expense. Stock-based compensation expense was higher primarily due to annual employee equity awards granted at higher grant-date fair values. The increase for the three fiscal quarters was also due to an increase in acquisition-related costs. Selling, general and administrative expense as a percentage of net revenue remained relatively consistent for all periods presented.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses was $68 million and $474 million for the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively, compared to $441 million and $1,323 million for the fiscal quarter and three fiscal quarters ended July 30, 2017, respectively. The fiscal year 2018 decreases were primarily due to the full amortization of certain intangible assets acquired in our acquisition of Broadcom Corporation, or BRCM, partially offset by the addition of amortization of intangible assets acquired in the Brocade Merger. We expect to incur additional amortization of acquisition-related intangible assets in future periods as a result of any further acquisitions, particularly the pending CA Merger.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses, primarily related to employee termination costs, were $19 million and $202 million for the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively, compared to $33 million and $106 million for the fiscal quarter and three fiscal quarters ended July 30, 2017, respectively. The decrease for the fiscal quarter ended August 5, 2018, as compared to the corresponding prior year period was mainly due to a decrease in BRCM restructuring activities, partially offset by restructuring activities resulting from the Brocade Merger. The increase for the three fiscal quarters ended August 5, 2018, as compared to the corresponding prior year period was due to an increase in restructuring activities resulting from the Brocade Merger, partially offset by a decrease in BRCM restructuring activities. We expect to incur additional restructuring charges in future periods as a result of the pending CA Merger.

Segment Operating Results
The following table sets forth operating income by segment for the periods presented:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Operating Income	August 5, 2018	July 30, 2017	$ Change	% Change	August 5, 2018	July 30, 2017	$ Change	% Change

	(In millions, except for percentages)
Wired infrastructure	$1,128	$1,015	$113	11%	$2,973	$2,885	$88	3%
Wireless communications	506	492	14	3%	2,087	1,333	754	57%
Enterprise storage	787	417	370	89%	2,086	1,174	912	78%
Industrial & other	112	131	(19)	(15)%	406	301	105	35%
Unallocated expenses	(1,194)	(1,407)	213	(15)%	(4,069)	(4,065)	(4)	—%
Total operating income	$1,339	$648	$691	107%	$3,483	$1,628	$1,855	114%
Fiscal quarter ended August 5, 2018 compared to corresponding prior year period. Operating income from our wired infrastructure segment increased primarily due to an increase in demand for our networking ASIC products and an increase in demand from our data center and enterprise customers for our standard networking products. This increase was partially offset by a decrease in demand for our set top box and optical products. Operating income from our wireless communications segment was relatively flat primarily reflecting an increase in our wireless content in handsets, substantially offset by lower shipments to a key Korean mobile handset customer. Operating income from our enterprise storage segment increased primarily due to contributions from the Brocade FC SAN business. Operating income from our industrial & other segment decreased primarily due to a decrease in IP licensing revenue.
Three fiscal quarters ended August 5, 2018 compared to corresponding prior year period. Operating income from our wired infrastructure segment increased slightly primarily due to an increase in demand for our networking ASIC products, substantially offset by a decrease in demand for our set-top box and optical products. Operating income from our wireless communications segment increased primarily due to an increase in our wireless content in handsets, as well as a later than typical new handset ramp with a major customer, which resulted in higher shipments in the three fiscal quarters of 2018, as compared to the corresponding prior year period. Operating income from our enterprise storage segment increased primarily due to contributions from the Brocade FC SAN business products. Operating income from our industrial & other segment increased primarily due to increases in demand for our industrial products.
Unallocated expenses include amortization of acquisition-related intangible assets, stock-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 15% in the fiscal quarter ended August 5, 2018 compared with the corresponding prior year period primarily due to a reduction in amortization of acquisition-related intangible assets, partially offset by an increase in stock-based compensation expense. Unallocated expenses were relatively flat in the three fiscal quarters ended August 5, 2018 compared with the corresponding prior year period, primarily due to increases in stock-based compensation expense; restructuring, impairment and disposal charges; purchase accounting effect on inventory and acquisition-related costs, primarily offset by a reduction in amortization of acquisition-related intangible assets.
Non-Operating Income and Expenses
Interest expense. Interest expense was $149 million and $480 million for the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively, compared to $112 million and $335 million, for the fiscal quarter and three fiscal quarters ended July 30, 2017, respectively. These increases were primarily due to the issuance and sale of our senior unsecured notes in October 2017. The increase in interest expense for the three fiscal quarters ended August 5, 2018 was also due to an increase in debt commitment fees as a result of the Brocade Merger.
Loss on extinguishment of debt. Loss on extinguishment of debt was $159 million for the three fiscal quarters ended July 30, 2017. We issued senior unsecured notes in January 2017 to repay all of the term loans outstanding under our guaranteed, collateralized credit agreement dated February 1, 2016. As a result, we wrote-off $159 million of debt issuance costs.
Other income, net. Other income, net includes interest income, gains (losses) on foreign currency remeasurement and other miscellaneous items. Other income, net was $39 million and $120 million for the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively, compared to $12 million and $46 million for the fiscal quarter and three fiscal quarters ended July 30, 2017, respectively. These increases were primarily due to an increase in interest income and gains on foreign currency remeasurement.

Provision for (benefit from) income taxes. For the fiscal quarter and three fiscal quarters ended August 5, 2018, we had a provision for income taxes of $32 million and a benefit from income taxes of $8,391 million, respectively, compared to a provision for income taxes of $39 million and a benefit from income taxes of $54 million for the fiscal quarter and three fiscal quarters ended July 30, 2017, respectively.
The provision for the fiscal quarter ended August 5, 2018 was primarily due to profits from continuing operations, partially offset by $25 million of excess tax benefits from stock-based awards that were vested or exercised during the period.
The benefit from income taxes in the three fiscal quarters ended August 5, 2018 was principally a result of provisional income tax benefits realized from the enactment of the 2017 Tax Reform Act and the Redomiciliation Transaction.
The 2017 Tax Reform Act makes significant changes to the U.S. Internal Revenue Code, including (1) a decrease in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, (2) the accrual of U.S. income tax on foreign earnings when earned, allowing certain foreign dividends to then be tax-exempt, rather than deferring such income tax payments until the foreign earnings are repatriated into the U.S., and (3) the transition tax on the mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations, or the Transition Tax, as of December 31, 2017. Following the effectiveness of the 2017 Tax Reform Act, the SEC issued guidance for situation when there is insufficient to complete the accounting for certain income tax effects of the 2017 Tax Reform Act. Based on our interpretation of the 2017 Tax Reform Act and the SEC’s guidance, we recognized a provisional income tax benefit of $7,303 million. We also recognized a provisional income tax benefit of $1,078 million primarily as a result of the Redomiciliation Transaction.
The provision for income taxes for the fiscal quarter ended July 30, 2017 was primarily due to profits from continuing operations and a discrete expense of $76 million resulting from entity reorganizations, partially offset by $56 million of excess tax benefits from stock-based awards that vested or were exercised during the period and the recognition of previously unrecognized tax benefits. The benefit from income taxes for the three fiscal quarters ended July 30, 2017 was primarily due to the recognition of $237 million of excess tax benefits from stock-based awards that were vested or exercised during the period and the recognition of previously unrecognized tax benefits, partially offset by a discrete expense of $76 million resulting from entity reorganizations and profits from continuing operations.
Our provision for (benefit from) income taxes in future periods is likely to change as a result of the impact of internal restructuring and reorganizations, excess tax benefits or tax deficiencies from stock-based awards, and changes in tax regulations.
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
Our primary sources of liquidity as of August 5, 2018 consisted of: (i) $4,136 million in cash and cash equivalents and (ii) cash we expect to generate from operations. In addition, we may also generate cash from the sale of assets from time to time.

Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, including the pending CA Merger, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) stock repurchases, if any, (vi) interest and principal payments related to outstanding indebtedness and (vii) payment of income taxes, including taxes resulting from the intercompany transfer of IP. Beginning April 2018, we settle withholding tax amounts due upon vesting of compensatory equity awards using cash on hand, and withhold from the grant recipient that number of shares having a value equivalent to the withholding tax amount, referred to as the Tax Shares. This net settlement method reduces the dilutive effects of such awards as they vest. Previously, Tax Shares were issued and mandatorily sold into the market, and the cash proceeds were used to pay such withholding tax amounts. This change results in an increased use of our cash, particularly in the second quarter of each fiscal year when the majority of our outstanding equity awards vest. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
We expect our capital expenditures for fiscal year 2018 will be lower than fiscal year 2017, due primarily to completion of construction at our Irvine and San Jose campuses.
Our debt and liquidity needs will also increase as a result of the pending CA Merger. We intend to fund the estimated $18.9 billion of cash consideration needed for that transaction primarily with new debt financing.
We believe that our cash and cash equivalents on hand, cash flows from operations, as well as committed debt funding related to the pending CA Merger, will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction, or evaluation of potential transactions, could require significant use of our cash and cash equivalents, or require us to increase our borrowings to fund such transactions. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances, we may also seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service our senior unsecured notes and any other indebtedness we may incur will depend on our ability to generate cash in the future. We may also elect to sell additional debt or equity securities for reasons other than those specified above.
Working Capital
Working capital decreased to $6,508 million at August 5, 2018 from $13,294 million at October 29, 2017. The decrease was attributable to the following:

•
Cash and cash equivalents decreased to $4,136 million at August 5, 2018 from $11,204 million at October 29, 2017, largely due to $5,725 million of common stock repurchases, $4,780 million paid for the Brocade Merger and $2,275 million of dividend and distribution payments, partially offset by $6,245 million in net cash provided by operating activities. See the Cash Flows section below for further details.

•
Inventory decreased to $1,216 million at August 5, 2018 from $1,447 million at October 29, 2017, due to the timing of a major customer's new handset ramp and our continued focus on inventory management.

•
Other current assets decreased to $333 million at August 5, 2018 from $724 million at October 29, 2017, primarily due to lower prepaid expenses and prepaid taxes as a result of the 2017 Tax Reform Act.

These decreases in working capital were offset in part by the following:

•
Accounts receivable increased to $3,010 million at August 5, 2018 from $2,448 million at October 29, 2017 primarily due to Brocade FC SAN revenue. Days sales outstanding increased to 54 days at August 5, 2018 compared to 46 days at October 29, 2017, driven by higher revenue in the last month of the fiscal quarter ended August 5, 2018 and a temporary extension of payment terms to support the Brocade FC SAN distributor consolidation. This increase was partially offset by $305 million of receivables sold through factoring arrangements.

•	Accounts payable decreased to $785 million at August 5, 2018 from $1,105 million at October 29, 2017, primarily due to timing of vendor payments.

Working capital increased to $7,725 million at July 30, 2017 from $4,047 million at October 30, 2016. The increase was attributable to the following:

•
Our cash and cash equivalents increased to $5,249 million at July 30, 2017 from $3,097 million at October 30, 2016, largely due to $4,592 million in net cash provided by operating activities, partially offset by $1,306 million of dividend and distribution payments and $1,070 million net cash used in investing activities. See the Cash Flows section below for further details.

•	Short-term investments increased to $200 million at July 30, 2017, primarily due to an investment in a floating rate time deposit with a maturity greater than 90 days.

•
Accounts receivable increased to $2,417 million at July 30, 2017 from $2,181 million at October 30, 2016. The increase was due to higher revenue in the last month of the third quarter of fiscal year 2017 compared to the fourth quarter of fiscal year 2016.

•	Other current assets increased to $646 million at July 30, 2017 from $447 million at October 30, 2016, primarily due to an increase in prepaid taxes.

•	Accounts payable decreased to $1,158 million at July 30, 2017 from $1,261 million at October 30, 2016, primarily due to timing of vendor payments.

•	Current portion of long-term debt decreased $454 million due to repayment of the outstanding term loans under a credit agreement which was subsequently terminated in fiscal year 2017.

•
Other current liabilities decreased to $514 million at July 30, 2017 from $846 million at October 30, 2016, primarily due to utilization of restructuring reserves and interest payment for our long-term debt.

Capital Returns
In April 2018, our Board of Directors authorized the repurchase of up to $12 billion of our common stock from time to time on or prior to November 3, 2019, the end of our fiscal year 2019. In the fiscal quarter and three fiscal quarters ended August 5, 2018, we repurchased and retired approximately 24 million shares and 26 million shares of our common stock at weighted average prices of $224.38 and $224.74, respectively, under this stock repurchase program. As of August 5, 2018, $6,275 million of the current authorization remained available under our stock repurchase program.
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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017

	(In millions, except per share data)
Cash dividends and distributions paid per share/unit	$1.75	$1.02	$5.25	$3.06
Cash dividends and distributions paid	$754	$438	$2,275	$1,306
Stock repurchases	$5,378	$—	$5,725	$—
Cash Flows

	Three Fiscal Quarters Ended
	August 5, 2018	July 30, 2017

	(In millions)
Net cash provided by operating activities	$6,245	$4,592
Net cash used in investing activities	(4,556)	(1,070)
Net cash used in financing activities	(8,757)	(1,370)
Net change in cash and cash equivalents	$(7,068)	$2,152

Operating Activities
Cash provided by operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. The $1,653 million increase in cash provided by operations during the three fiscal quarters ended August 5, 2018 compared to the three fiscal quarters ended July 30, 2017 was due to the impact of net income and changes in assets and liabilities, partially offset by adjustments for non-cash items. Net income for the three fiscal quarters ended August 5, 2018 reflected an income tax benefit of $8,391 million principally resulting from the enactment of the 2017 Tax Reform Act and the impact from the Redomiciliation Transaction and related internal reorganizations. This benefit was primarily non-cash and resulted in a significant adjustment to net income and is included in the deferred taxes and non-cash taxes line in the condensed consolidated statement of cash flows for the three fiscal quarters ended August 5, 2018. Other non-cash adjustments to net income during the three fiscal quarters ended August 5, 2018, as compared to the three fiscal quarters ended July 30, 2017, primarily included a decrease in amortization of intangible assets and a decrease in the non-cash portion of the debt extinguishment loss, partially offset by an increase in stock-based compensation.
Investing Activities
Cash used in investing activities primarily consisted of cash used for acquisitions, capital expenditures and investments, partially offset by proceeds from sales of businesses and assets. The $3,486 million increase in cash used in investing activities during the three fiscal quarters ended August 5, 2018 compared to the three fiscal quarters ended July 30, 2017 was primarily related to $4,780 million paid for the Brocade Merger in the three fiscal quarters ended August 5, 2018, partially offset by a $772 million increase in proceeds from sales of businesses, a $307 million decrease in capital expenditures, and a $237 million increase in proceeds from asset sales primarily related to the sale of Brocade’s headquarters.
Financing Activities
Cash used in financing activities primarily consisted of net proceeds and payments related to our long-term-debt, dividend and distribution payments, stock repurchases, and the issuance of common stock pursuant to our employee equity incentive plans. The $7,387 million increase in cash used in financing activities for the three fiscal quarters ended August 5, 2018 compared to the three fiscal quarters ended July 30, 2017 was primarily due to $5,725 million of stock repurchases, a $969 million increase in dividend and distribution payments, and an $856 million payment of debt assumed in the Brocade Merger.
Indebtedness
See Note 6. “Borrowings” in Part I, Item 1 of this Form 10-Q.
Contractual Commitments
See Note 11. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at August 5, 2018 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of August 5, 2018. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of August 5, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are dependent on a small number of end customers, OEMs, their respective contract manufacturers, and certain distributors for a majority of our business, revenue and results of operations. For the three fiscal quarters ended August 5, 2018, sales to distributors accounted for 27% of our net revenue. Direct sales to Foxconn accounted for 11% of our net revenue for the three fiscal quarters ended August 5, 2018. We believe our aggregate sales to our top five end customers, through all channels, accounted for approximately 42% of our net revenue for the three fiscal quarters ended August 5, 2018. We believe aggregate sales to Apple Inc., through all channels, accounted for more than 20% of our net revenue for the three fiscal quarters ended August 5, 2018. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material adverse developments experienced by our significant customers.
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
The loss of, or any substantial reduction in sales to, any of our major customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

We depend on our contract manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. Although we often have long-term contracts with our contract manufacturers, we do not generally have long-term capacity commitments. We obtain substantially all of our manufacturing services on a purchase order basis and our contract manufacturers have no obligation to provide us with any specified minimum quantities of product. Further, from time to time, our contract manufacturers will cease to, or will become unable to, manufacture a component for us. As the lead time needed to identify, qualify and establish reliable production at acceptable yields with a new contract manufacturer is typically lengthy, there is often no readily available alternative source for the wafers or other contract manufacturing services we require. There may also be other constraints on our ability to change contract manufacturers. In addition, qualifying such contract manufacturers is often expensive, and they may not produce products as cost-effectively as our current suppliers, which would reduce our margins. In any such circumstances, we may be unable to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers, and our net revenue could decline, adversely affecting our business, financial condition and results of operations.
We utilize Taiwan Semiconductor Manufacturing Company Limited, or TSMC, to produce the substantial majority of our semiconductor wafers. TSMC manufactured over three-quarters of the wafers manufactured by our contract manufacturers during the three fiscal quarters ended August 5, 2018. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could harm our business, results of operations and gross margin.
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
Our manufacturing processes rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our semiconductor materials, components and finished goods used in our products from a few materials providers, some of which are single source suppliers. During the three fiscal quarters ended August 5, 2018, we purchased approximately two-thirds of the materials for our manufacturing processes from five materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our materials providers. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
The failure to complete our acquisition of CA may adversely affect our business and our stock price.
Consummation of the CA Merger is subject to the satisfaction or waiver of certain customary conditions, including (i) the absence of any law or order prohibiting or restraining the CA Merger or any law making the consummation of the CA Merger illegal, (ii) clearance under the antitrust laws of the European Union and Japan and (iii) there being no event that has or would reasonably be expected to have a material adverse effect on either us or CA. There can be no assurance that these or other closing conditions will be satisfied in a timely manner or at all. If the CA Merger is not completed, our stock price could fall to the extent that our current stock price reflects an assumption that we will complete the acquisition. Furthermore, if the CA Merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including:

•	incurring significant acquisition costs that we would be unable to recover; and

•	negative publicity and a negative impression of us in the investment community.

Failure to realize the benefits expected from the CA Merger could adversely affect the value of our common stock.
Although we expect significant benefits to result from the CA Merger, there can be no assurance that we will actually realize any of them. Achieving these benefits will depend, in part, on our ability to integrate CA's business successfully and efficiently. The challenges involved in this integration, which will be complex and time consuming, include the following:

•	preserving customer and other important relationships of CA;

•	managing effectively a new business and competing in a new industry;

•	integrating financial forecasting and controls, procedures and reporting cycles;

•	consolidating and integrating corporate, information technology, finance and administrative infrastructures;

•	coordinating sales and marketing efforts to effectively position our capabilities;

•	coordinating and integrating operations in countries in which we have not previously operated; and

•	integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits of the CA Merger and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. For example, goodwill and other intangible assets could be determined to be impaired, which could adversely impact our financial results. The successful integration of the CA business will require significant management attention both before and after the completion of the CA Merger, and may divert the attention of management from our business and operational issues.
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
Any acquisitions we may undertake, including our pending acquisition of CA, involve risks and uncertainties, such as unexpected delays, challenges and related expenses, and diversion of management’s attention. For example, regulatory approvals required in connection with an acquisition may take longer than anticipated to obtain, may not be obtained at all or may contain materially burdensome conditions. If any conditions or changes to the structure of an acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of such acquisition or reducing our anticipated benefits of the transaction. If we agree to any material conditions in order to obtain any such approvals or if we fail to comply with any such conditions, our business and results of operations may be adversely affected. If we fail to complete an acquisition, our stock price could fall to the extent the price reflects an assumption that such acquisition will be completed, and we may have incurred significant unrecoverable costs. Further, the failure to consummate an acquisition may result in negative publicity and adversely impact our relationships with our customers, vendors and employees. We may become subject to legal proceedings relating to the acquisition and the integration of acquired businesses may not be successful. The integration of an acquired business involves significant challenges, including, among others: minimizing the disruption of our business, diversion of management’s attention from daily operations and integrating the personnel of acquired businesses; incurring significant restructuring charges and amortization expense, assuming liabilities and ongoing lawsuits, impairing acquired goodwill and other intangible assets, and increasing our expenses and working capital requirements; and implementing our management information systems, operating systems and internal controls over the acquired operations. These difficulties may be complicated by factors such as the size of the business or entity acquired, geographic distances and cultural differences, lack of experience operating in the industry or geographic markets of the acquired business, potential loss of key employees and customers, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business’ technology, exposure to unanticipated liabilities of the acquired business, insufficient revenue to offset increased expenses associated with the acquisition, adverse tax consequences and our potential inability to achieve the growth prospects or synergies expected from any such acquisition.
Failure to manage and successfully integrate the acquisitions we make, or to improve margins of the acquired businesses and products, could materially harm our business, operating results and margins.

Any future acquisitions, including our pending acquisition of CA, we make may require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially negatively affect our credit ratings, and in the case of an equity or equity-linked financing, would be dilutive to our existing stockholders. Any downgrades in our credit ratings could adversely affect our ability to borrow by resulting in more restrictive borrowing terms or increased borrowing costs. As a result, we may be unable to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability of acquired businesses or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
From time to time, we may also seek to divest or wind down portions of our business, either acquired or otherwise, or we may exit minority investments, each of which could materially affect our cash flows and results of operations. Any future dispositions we may make could involve risks and uncertainties, including our ability to sell such businesses on terms acceptable to us, or at all. In addition, any such dispositions could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such dispositions. For example, in connection with such dispositions, we often enter into transition services agreements or other strategic relationships, including long-term research and development arrangements, sales arrangements or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations. In addition, dispositions may include the transfer of technology and/or the licensing of certain IP rights to third-party purchasers, which could limit our ability to assert our IP rights against such third-party purchasers.
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
Similar to our wired infrastructure segment, our enterprise storage segment is dependent on data center spending, as well as hard disk drive-related sales. In addition, the shift to cloud-based IT solutions and services, such as hyperscale computing, may adversely affect both our wired infrastructure and enterprise storage segments. We currently sell a substantial portion of our products for use in traditional enterprise data centers. As cloud-based IT solutions become more prevalent, our results of operations will suffer if we are unable to increase sales of our products to cloud-based data center providers.
We are subject to risks associated with our distributors, including product inventory levels and product sell-through.
We sell many of our products through distributors who maintain their own inventory of our products for sale to dealers and end customers. Sales to distributors accounted for 27% of our net revenue in the three fiscal quarters ended August 5, 2018. If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter or if they decide to decrease their inventories for any reason, our sales to these distributors and our revenue may decline. We also face the risk that our distributors may increase inventory levels of our products in any particular quarter in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end customer demand, which would harm our business and could adversely affect our revenue in such subsequent periods. We have streamlined the number of distributors we use, making us increasingly dependent on our remaining distributors, which may exacerbate the foregoing risks and increase our related credit risk.
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

•
our ability to successfully and timely integrate, and realize the benefits of acquisitions we may make, including our pending acquisition of CA, and the timing of acquisitions or dispositions of, or making and exiting investments in, other entities, businesses or technologies;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of our non-product revenue, such as product development revenue and royalty and other payments from IP sales and licensing arrangements;

•	new product announcements and introductions by us or our competitors;

•	seasonality or other fluctuations in our markets;

•	IP disputes and associated litigation expense;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials and components from our suppliers;

•	timing of any regulatory updates, particularly with respect to trade sanctions and customs duties and tariffs, tax reform;

•	fluctuations in currency exchange rates;

•	changes in taxation of international businesses, which could increase our overall cash tax costs;

•	changes in our tax structure or incentive arrangements, which may adversely affect our net tax expense and our cash flow in any quarter in which such an event occurs;

•	loss of key personnel or the shortage of available skilled workers; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.
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
A prolonged disruption at one or more of our manufacturing or research facilities for any reason, especially our Fort Collins, Singapore and Breinigsville facilities, or those of our contract manufacturers or suppliers, due to natural- or man-made disasters or other events outside of our control, such as equipment malfunction or widespread outbreaks of acute illness at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. Any such event would likely disrupt our operations, delay production, shipments and revenue, result in us being unable to timely satisfy customer demand, expose us to claims by our customers resulting in significant expense to repair or replace our affected facilities, and, in some instances, could significantly curtail our research and development efforts in a particular product area or target market. As a result, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could materially and adversely affect our business. Although we purchase insurance to mitigate certain losses, such insurance often carries a high deductible amount and any such uninsured losses could negatively affect our operating results. In addition, even if we were able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
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
We depend on various IT systems, including networks, applications, internal IT systems and personnel, and outsourced services for, among other things, financial reporting and product orders and shipments. We rely on third-party vendors to provide critical corporate infrastructure services, including certain services related to accounting, billing, shipping, human resources, benefit plan administration, IT network development and network monitoring. While we may be entitled to damages if our vendors fail to perform under their agreements with us, we may be unable to collect on any award of damages and any award may be insufficient to cover the actual costs we may incur as a result of a vendor’s failure to perform under its agreement with us. Upon expiration or termination of any of our third-party vendor agreements, we may not be able to timely replace the vendor on terms and conditions, including service levels and costs, that are favorable to us. In addition, a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
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
From time to time, we may need to obtain additional IP licenses or renew existing license agreements. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms or at all.
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
A majority of our products are produced and sourced in Asia, including China, India, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand, and we sell our products throughout the world. In addition, as of August 5, 2018, approximately 37% of our employees are located in Asia. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Even though, as of October 29, 2017, we concluded that our internal control over financial reporting was effective, we need to maintain our processes and systems and adapt them as our business grows and changes, including to reflect our integration of Brocade, as well as any future acquisitions we may undertake, including our pending acquisition of CA. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in the implementation of such controls, either in our existing business or in businesses that we acquire, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline.
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
As a result of the Redomiciliation Transaction and the effects of the 2017 Tax Reform Act, we expect our cash tax costs and overall effective cash tax rate will increase. There is still significant uncertainty as to how the 2017 Tax Reform Act will be implemented, and as a result, our estimates of the overall cash tax impact of the Redomiciliation Transaction are expected to change as we continue to refine our analysis and as additional guidance becomes available. There is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Significant judgment is required to determine the recognition and measurement of tax liabilities prescribed in the relevant accounting guidance for uncertainty in income taxes.
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
As of August 5, 2018, our total consolidated indebtedness under our senior unsecured notes that were issued and sold in January 2017 and October 2017, collectively the 2017 Senior Notes, was $17,550 million. This amount does not reflect any debt that we expect to incur or assume in connection with the CA Merger.

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
The instruments governing our indebtedness impose certain restrictions on our business.
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
These fluctuations are often unrelated or disproportionate to our operating performance. Broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. We are also the subject of a number of lawsuits stemming from our acquisitions, including our pending acquisition of CA Inc. Securities litigation against us, including the lawsuits related to such transactions, could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
The amount and frequency of our stock repurchases may fluctuate.
The amount, timing and execution of our stock repurchase program may fluctuate based on our priorities for the use of cash for other purposes, including operational spending, capital spending, acquisitions, and returning cash to our stockholders as dividend payments. Changes in cash flows, tax laws and our stock price could also impact our stock repurchase program.
A substantial amount of our stock is held by a small number of large investors and significant sales of our common stock in the public market by one or more of these holders could cause our stock price to fall.
As of June 30, 2018, we believe 13 of our 20 largest stockholders were active institutional investors who held approximately 35% of our outstanding shares of common stock in the aggregate, with Capital World Investors being our largest stockholder with 11% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
There can be no assurance that we will continue to declare cash dividends.
Our Board of Directors has adopted a dividend policy pursuant to which we currently pay a cash dividend on our common stock on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our Board and our dividend may be discontinued or reduced at any time. There can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all.
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
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Form 10-Q could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In April 2018, our Board of Directors authorized the repurchase of up to $12 billion of our common stock from time to time on or prior to November 3, 2019, the end of our fiscal year 2019.
The following table presents details of our various repurchases during the fiscal quarter ended August 5, 2018:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan

	(In millions, except per share data)
May 7, 2018 — June 3, 2018	5	$238.12	5	$10,498
June 4, 2018 — July 1, 2018	1	$261.02	1	$10,175
July 2, 2018 — August 5, 2018	18	$218.12	18	$6,275
Total	24	$224.38	24
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
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 29, 2015
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 2015, by and between Avago Technologies Limited and Broadcom Corporation.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	July 31, 2015
2.3#	Agreement and Plan of Merger, dated November 2, 2016, by and among Brocade Communications Systems, Inc., Broadcom Limited, Broadcom Corporation and Bobcat Merger Sub, Inc.	Broadcom Limited Current Report on Form 8-K/A (Commission File No. 001-37690)	November 2, 2016
2.4#	Agreement and Plan of Merger, dated as of July 11, 2018, by and among Broadcom Inc., Collie Acquisition Corp. and CA, Inc.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	July 12, 2018
3.1	Amended and Restated Certificate of Incorporation of Broadcom Inc., adopted as of April 2, 2018	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 4, 2018
3.2	Amended and Restated Bylaws of Broadcom Inc., adopted as of April 2, 2018	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 4, 2018
4.1	Form of Common Stock Certificate.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 333-222898)	June 14, 2018
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
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
99.1	Voting Agreement, dated as of July 11, 2018, by and among Broadcom Inc., Collie Acquisition Corp., Careal Property Group AG, BigPoint Holding AG, Martin Haefner and Eva Maria Bucher-Haefner.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	July 12, 2018
101.INS	XBRL Instance Document			X

101.SCH	XBRL Schema Document			X

101.CAL	XBRL Calculation Linkbase Document			X

101.DEF	XBRL Definition Linkbase Document			X

101.LAB	XBRL Labels Linkbase Document			X

101.PRE	XBRL Presentation Linkbase Document			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Thomas H. Krause, Jr.
Thomas H. Krause, Jr.
Chief Financial Officer
Date: September 13, 2018