Form 10-K
period 2018-11-04
Broadcom Inc.
filed 2018-12-21
CIK 1730168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 4, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

State or Other Jurisdiction of Incorporation or Organization	Broadcom Inc.	Commission File Number	IRS Employer Identification No.
Delaware	1320 Ridder Park Drive San Jose, California	001-38449	35-2617337
(408) 433-8000
Exact Name of Registrant as Specified in Its Charter Address of Principal Executive Offices Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☑
State the aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: As of May 6, 2018, the aggregate market value of registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares on The Nasdaq Global Select Market on May 4, 2018, the last trading day prior to the registrant’s fiscal quarter end) was approximately $97.8 billion.
As of November 30, 2018, the registrant had 407,270,901 shares of its common stock, $0.001 par value per share, outstanding.
Documents Incorporated by Reference
Information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K. The registrant intends to file its definitive Proxy Statement within 120 days after its fiscal year ended November 4, 2018.

BROADCOM INC.
2018 ANNUAL REPORT ON FORM 10-K

PART I
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 1: “Business,” Item 1A: “Risk Factors,” Item 3: “Legal Proceedings” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. These statements are indicated by words or phrases such as “anticipate,” “expect,” “estimate,” “seek,” “plan,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights; and the effects of seasonality on our business. Such statements are based on current expectations, estimates, forecasts and projections of our or industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. These factors include risks associated with: our acquisition of CA, Inc., or CA, including 1) potential difficulties in employee retention, (2) unexpected costs, charges or expenses, and (3) our ability to successfully integrate CA’s business and achieve the anticipated benefits of the transaction; any loss of our significant customers and fluctuations in the timing and volume of significant customer demand; our dependence on contract manufacturing and outsourced supply chain; our dependency on a limited number of suppliers; any acquisitions we may make, including integrating acquired companies with our existing businesses and our ability to achieve the growth prospects and synergies expected by such acquisitions; our ability to accurately estimate customers’ demand and adjust our manufacturing and supply chain accordingly; our significant indebtedness, including the additional indebtedness that we incurred in connection with the CA acquisition and the need to generate sufficient cash flows to service and repay such debt; dependence on and risks associated with distributors of our products; dependence on senior management; quarterly and annual fluctuations in our operating results; global economic conditions and concerns; the frequency of our stock repurchases;  cyclicality in the semiconductor industry or in our target markets; our competitive performance and ability to continue achieving design wins with our customers, as well as the timing of any design wins; prolonged disruptions of our or our contract manufacturers' manufacturing facilities or other significant operations; our ability to improve our manufacturing efficiency and quality; our dependence on outsourced service providers for certain key business services and their ability to execute to our requirements; our ability to maintain or improve gross margin; our ability to protect our intellectual property and the unpredictability of any associated litigation expense; compatibility of our software products with operating environments, platforms or third-party products; our ability to enter into satisfactory software license agreements; sales to our government clients; availability of third party software used in our products; use of open source code sources in our products; any expense or reputational damage associated with resolving customer product warranty and indemnification claims; our ability to sell to new types of customers and to keep pace with technological advances; market acceptance of the end products into which our products are designed; our ability to protect against a breach of security systems; fluctuations in foreign exchange rates; our overall cash tax costs, legislation that may impact our overall cash tax costs and our ability to maintain tax concessions in certain jurisdictions; our redomiciliation of our ultimate parent company to the United States; and other events and trends on a national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature. All of the forward-looking statements in this Annual Report on Form 10-K are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
Financial information and results of operations presented relate to (1) Broadcom Inc. for the periods after April 4, 2018 , (2) Broadcom Limited, our predecessor, for the period from February 1, 2016 to April 4, 2018, and (3) Avago Technologies Limited, predecessor to Broadcom Limited, for periods prior to February 1, 2016. Similarly, unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Inc. and its consolidated subsidiaries after April 4, 2018 and, prior to that time, our predecessors. Our fiscal year ends on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. We refer to our fiscal years by the calendar year in which they end. For example, the fiscal year ended November 4, 2018 is referred to as “fiscal year 2018”, and was a 53-week year.

ITEM 1.	BUSINESS
Overview
Broadcom Inc., or Broadcom, is the successor to Broadcom Limited, a company organized under the laws of the Republic of Singapore, or Broadcom-Singapore, as a result of our redomiciliation to the United States on April 4, 2018. We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. Our over 50-year history of innovation dates back to our diverse origins from Hewlett-Packard Company, AT&T, LSI Corporation, or LSI, Broadcom Corporation, or BRCM, Brocade Communications Systems LLC, or Brocade, and CA, Inc., or CA. Over the years, we have assembled a large team of semiconductor and software design engineers around the world. We maintain design, product and software development engineering resources at locations in the U.S., Asia, Europe and Israel, providing us with engineering expertise worldwide. We strategically focus our research and development resources to address niche opportunities in our target markets and leverage our extensive portfolio of U.S. and other patents and other intellectual property, or IP, to integrate multiple technologies and create system-on-chip, or SoC, component and software solutions that target growth opportunities. We design products and software that deliver high-performance and provide mission-critical functionality.
We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor, or CMOS, based devices and analog III-V based products. We have a history of innovation in the semiconductor industry and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. We differentiate ourselves through our high performance design and integration capabilities and focus on developing products for target markets where we believe we can earn attractive margins.
Semiconductors are made by imprinting a network of electronic components onto a semiconductor wafer. These devices are designed to perform various functions such as processing, amplifying and selectively filtering electronic signals, controlling electronic system functions and processing, and transmitting and storing data. Our digital and mixed signal products are based on silicon wafers with CMOS transistors offering fast switching speeds and low power consumption, which are both critical design factors for the markets we serve. We also offer analog products, which are based on III-V semiconductor materials that have higher electrical conductivity than silicon, and thus tend to have better performance characteristics in radio frequency, or RF, and optoelectronic applications. III-V refers to elements from the 3rd and 5th groups in the periodic table of chemical elements. Examples of these materials used in our products are gallium arsenide, or GaAs, gallium nitride, and indium phosphide, or InP. We also offer mission critical fibre channel storage area networking, or FC SAN, products and related software that we acquired with Brocade in the form of modules, switches and subsystems incorporating multiple semiconductor products.
Original equipment manufacturers, or OEMs, or their contract manufacturers, and distributors typically account for the substantial majority of our semiconductor sales. We have established strong relationships with leading OEM customers across multiple target markets. Many of our major customer relationships have been in place for many years and have often been built as a result of years of collaborative product development. This has enabled us to build our IP portfolio and develop critical expertise regarding our customers’ requirements, including substantial system level knowledge. This collaboration has provided us with key insights into our customers' businesses and has enabled us to be more efficient and productive and to better serve our target markets and customers. We have a direct sales force focused on supporting large OEMs. We also distribute a substantial portion of our products through our broad distribution network, and a significant amount of these sales are to large global electronic components distributors.
We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we outsource a majority of our manufacturing operations, utilizing third-party foundry and assembly and test capabilities, as well as some of our corporate infrastructure functions. We focus our internal fabrication capacity and capital expenditures on products utilizing our innovative and proprietary processes, to protect our IP and to accelerate time to market of our products, while outsourcing commodity processes such as standard CMOS. We also have a long history of operating in Asia, where approximately 38% of our employees are located and where we manufacture and source the majority of our products and materials. Our presence in Asia places us in close proximity to many of our customers’ manufacturing facilities and at the center of worldwide electronics manufacturing.
In addition, the software solutions we acquired with CA enable customers to plan, develop, automate, manage and secure applications across mainframe, distributed, mobile and cloud platforms. Many of the largest companies in the world, including most of the Fortune 500 and many government agencies, rely on CA software to help manage and secure their on-premise and hybrid cloud environments. Our portfolio of mainframe and enterprise software solutions enables customers to leverage the benefits of agility, automation, insights and security in managing business processes and technology investments.

Recent Developments
Acquisition of CA, Inc.
On November 5, 2018, we acquired CA for approximately $18.8 billion in cash, in exchange for all shares of CA common stock issued and outstanding immediately prior to the closing, and assumed $2.25 billion of outstanding unsecured bonds, or the CA Merger. In addition, we assumed all unvested CA stock options, outstanding restricted stock awards, restricted stock units and performance stock units held by continuing employees. All vested in-the-money CA stock options and director stock units were cashed out upon the completion of the CA Merger. We financed the CA Merger with $18 billion in new term loans, as well as cash on hand of the combined companies.
CA was a leading provider of information technology, or IT, management software and solutions. We acquired CA to enhance our infrastructure software capabilities to include mission critical mainframe and enterprise software solutions. The completion of the CA Merger is a key step in strategically developing our business from being predominately a semiconductor solutions provider to being a broad-based infrastructure technology provider focused on mission critical technology. As part of this development, we plan to change the CA business strategy to focus on renewing contracts for mission critical software with existing core, mainframe-centric clients, and expanding the adoption of other existing CA enterprise software offerings with these clients. We also intend to change CA’s enterprise software contracting model for core customers from a perpetual per seat license arrangement to an enterprise-wide license model. These contracts will provide for termination thereof by our customers at any time for any reason. As a result, we will recognize revenue from these contracts ratably over time.
The mainframe software solutions we acquired include solutions for the IBM Z® mainframe platform, which runs many of our largest customers’ mission critical business applications. These software products help customers improve economics by increasing throughput and lowering cost per transaction, increasing business agility through DevOps tooling and processes, increasing reliability and availability of operations through machine intelligence and automation solutions, and protecting enterprise data with security and compliance.
In addition, we acquired enterprise software solutions that enable large global organizations to transform to digital businesses by providing an end-to-end digital infrastructure management platform that delivers speed, agility and the ability to optimize for risk across multi-cloud hybrid environments and workloads. More specifically, these products offer unique solutions that help with application development, testing and deployment, operations and automation, and securing users and access to IT infrastructure and applications.
In connection with the CA Merger, we entered into a definitive agreement to sell Veracode, Inc., a wholly-owned subsidiary of CA and provider of application security testing solutions, to Thoma Bravo, LLC for an aggregate purchase price of $950 million, subject to customary closing conditions.
Redomiciliation to the United States from Singapore
After the close of market trading on April 4, 2018, Broadcom and Broadcom-Singapore completed a statutory scheme of arrangement under Singapore law pursuant to which all Broadcom-Singapore outstanding ordinary shares were exchanged on a one-for-one basis for newly issued shares of Broadcom common stock and Broadcom-Singapore became an indirect wholly-owned subsidiary of Broadcom, or the Redomiciliation Transaction.
In conjunction with the Redomiciliation Transaction, all outstanding exchangeable limited partnership units of Broadcom Cayman L.P., or the Partnership, a subsidiary of Broadcom-Singapore, were mandatorily exchanged on a one-for-one basis for newly issued shares of Broadcom common stock. As a result, all the limited partners became common stockholders of Broadcom and Broadcom-Singapore redeemed all related outstanding special preference shares. Consequently, the limited partners no longer held a noncontrolling interest in the Partnership and we subsequently deregistered the Partnership.
Acquisition of Brocade
On November 17, 2017, we acquired Brocade for approximately $5.3 billion in cash and paid $701 million to retire Brocade’s term loan, or the Brocade Merger. Brocade was a leading supplier of networking hardware, software and services, including FC SAN solutions and Internet Protocol Networking, or IP Networking, solutions. In connection with the Brocade Merger, we incurred $4.0 billion of indebtedness.
Following the Brocade Merger, on December 1, 2017, we sold Brocade’s IP Networking business, including the Ruckus Wireless and ICX Switch businesses, to ARRIS International plc for cash consideration of $800 million, before contractual working capital adjustments.
Segment Reporting
Through our fiscal year ended November 4, 2018, or fiscal year 2018, we had four reportable segments: wired infrastructure, wireless communications, enterprise storage, and industrial & other. Beginning in the fiscal year ending November 3, 2019, or fiscal year 2019, as a result of CA Merger that closed on November 5, 2018, the first day of our fiscal year 2019, we will have three reportable segments: semiconductor solutions, infrastructure software and IP licensing. Our semiconductor solutions segment will include all our product lines discussed below under “Products and Markets”, except for those related to our FC SAN business that we acquired with Brocade. Our infrastructure software segment will include our FC SAN business and the CA mainframe and enterprise software solutions.
All discussions and information in this Annual Report on Form 10-K regarding our business and financial results relate solely to our operations prior to the CA Merger, unless otherwise indicated.
Products and Markets
Our product portfolio ranges from discrete devices to complex sub-systems that include multiple device types and may also incorporate firmware for interfacing between analog and digital systems. In some cases, our products include mechanical hardware that interfaces with optoelectronic or capacitive sensors. We focus on markets that require high quality and the technology leadership and integrated performance characteristic of our products. For fiscal year 2018, net revenue included contributions from Brocade commencing on November 17, 2017, which are primarily included in the enterprise storage segment. For the fiscal year ended October 30, 2016, or fiscal year 2016, net revenue included contributions from BRCM commencing on February 1, 2016, which are included in the wired infrastructure and wireless communications segments.
See discussion in the “Results of Operations” section included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11. “Segment Information” included in Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional segment information.
The table below presents the major product families and their major applications in our reportable segments during fiscal year 2018.

Segment	Major Applications	Major Product Families
Wired Infrastructure	• Set-top Box (STB) and Broadband Access	• STB SoCs
• Cable, digital subscriber line (DSL) and passive optical networking (PON) central office/consumer premise equipment (CO/CPE) SoCs
	• Data center, Telecom, Enterprise and Embedded Networking	• Ethernet switching and routing application specific standard product (ASSP)
• Embedded processors and controllers
• Serializer/Deserializer (SerDes), application specific integrated circuits (ASICs)
• Optical and copper, physical layer (PHYs)
• Fiber optic laser and receiver components

Wireless Communications	• Mobile handsets	• RF front end modules (FEMs), filters, power amplifiers
• Wi-Fi, Bluetooth, global positioning system/global navigation satellite system (GPS/GNSS) SoCs
• Custom touch controllers

Enterprise Storage	• Servers and storage systems	• Serial attached small computer system interface (SAS) and redundant array of independent disks (RAID) controllers and adapters
• Peripheral component interconnect express (PCIe) switches
• Fibre channel host bus adapters (HBA)
• Fibre channel switches
	• Hard disk drives (HDD); Solid state drives (SSD)	• Read channel based SoCs; Custom flash controllers
• Preamplifiers

Industrial & Other	• Power isolation, power conversion and renewable energy systems	• Optocouplers
	• Factory automation, in-car infotainment and renewable energy systems	• Industrial fiber optics
	• Motor controls and factory automation	• Motion control encoders and subsystems
	• Displays and lighting	• Light emitting diode (LEDs)

Wired Infrastructure Segment. We provide semiconductor solutions for enabling the STB and broadband access markets. We also provide a wide variety of semiconductor solutions which manage the movement of data in data center, telecom, enterprise and SMB/ROBO networking applications.
Set-Top Box Solutions: We offer complete SoC platform solutions for cable, satellite, Internet Protocol, over-the-top and terrestrial STBs. Our products enable global service providers to introduce new and enhanced technologies and services in STBs, including transcoding, digital video recording functionality, higher definition, increased networking capabilities, and more tuners to enable faster channel change and more simultaneous recordings. We are also enabling service providers in deploying High Efficiency Video Coding, or HEVC, a video compression format that is a successor to the H.264/MPEG-4 format. HEVC enables ultra-high definition, or Ultra HD, services by effectively doubling the capacity of existing networks to deploy new or existing content. Our families of STB solutions support the complete range of resolutions, from standard definition, to high definition, and Ultra HD.
Broadband Access Solutions: We offer complete SoC platform solutions for DSL, cable and fiber for both central office deployments and CPE. For CPE deployments, we support broadband modems, wireless local area network, routers as well as residential gateway solutions. For central office deployment, our solutions include cable modem termination systems, for cable, optical line termination, for fiber, and DSL Access Multiplexer for DSL. Our products enable global service providers to continue to deploy next generation broadband access technologies across multiple standards, including DSL, cable and fiber, to provide more bandwidth and faster speeds to consumers. Over the coming years, we expect to see global service providers moving toward new technologies, including data over cable service interface specification 3.1 for cable modem technologies, G.Fast for DSL, and deploying more fiber-based solutions to increase speeds and bandwidth for customers.
Ethernet Switching & Routing: Ethernet is a ubiquitous interconnection technology that enables high performance and cost effective networking infrastructure. We offer a broad set of Ethernet switching and routing products that are optimized for data center implementations, service provider networks, enterprise networks, and embedded networks. In the data center market, our high capacity, low latency, switching silicon supports advanced protocols around virtualization and multi-pathing. Our Ethernet switching fabric technologies provide the ability to build highly scalable flat networks supporting tens of thousands of servers. Our service provider switch portfolio enables carrier/service provider networks to support a large number of services in the wireless backhaul, access, aggregation and core of their networks. For enterprise networks and embedded ethernet applications, we offer product families that combine multi-layer switching capabilities and support lower power modes that comply with industry standards around energy efficient Ethernet.
Embedded Processors & Controllers: Our embedded processors leverage our ARM central processing unit and Ethernet switching technology to deliver SoCs for high performance embedded applications in a wide range of communication products such as voice-over-internet-protocol, telephony, point-of-sale devices and enterprise and retail access points and gateways. We offer a range of knowledge-based processors to enable high-performance decision-making for packet processing in a variety of advanced devices in the enterprise, metro, access, edge and core networking spaces. We also offer a range of Ethernet controllers for servers and workstations supporting multiple generations of Ethernet technology.
SerDes ASICs: For data center and enterprise networking, and high performance computing (HPC) applications, we supply high speed SerDes technology integrated into ASICs. These ASICs are custom products built to individual customers specifications. Our ASICs are designed on advanced CMOS process technologies, focused primarily on leading edge geometries.
Physical Layer Devices: These devices, also referred to as PHYs, are transceivers which enable the reception and transmission of Ethernet data packets over a physical medium such as copper wire or optical fibers. Our high performance Ethernet transceivers are built upon a proprietary digital signal processing communication architecture optimized for high-speed network connections and support the latest standards and advanced features, such as energy efficient Ethernet, data encryption and time synchronization. We also offer a range of automotive Ethernet products to meet growing consumer demand for in-vehicle connectivity.
Fiber Optic Components: We supply optical laser and receiver components to the Ethernet networking, storage, and access, metro- and long-haul telecommunication markets. Our optical components enable the high speed reception and transmission of data through optical fibers.
Wireless Communications Segment.  We support the wireless communications industry with a broad variety of RF semiconductor devices, connectivity solutions and custom touch controllers. Devices incorporating our wireless solutions include mobile handsets and tablets.
RF Semiconductor Devices: Our RF semiconductor devices selectively filter, as well as amplify, RF signals. Filters enable modern wireless communication systems to support a large number of subscribers simultaneously by ensuring that the multiple transmissions and receptions of voice and data streams do not interfere with each other. We were among the first to deliver commercial film bulk acoustic resonator, or FBAR, filters that offer technological advantages over competing filter technologies, to allow mobile handsets to function more efficiently in today's congested RF spectrum. FBAR technology has a significant market share within the cellular handset market. Our RF products include FEMs that incorporate multiple die into multi-function RF devices, duplexers and multiplexers, which are a combination of two or more transmit and receive filters in a single device, using our proprietary FBAR technology, discrete filters and discrete power amplifiers.
Our expertise in FBAR technology, amplifier design, and module integration enables us to offer industry-leading performance in cellular RF transceiver applications. Our proprietary GaAs wafer manufacturing processes are critical to the production of power amplifier and low noise amplifier products.
Connectivity Solutions: Our connectivity solutions include discrete and integrated Wi-Fi and Bluetooth solutions, and location (GPS/GNSS) controllers.
Wi-Fi allows devices on a local area network to communicate wirelessly, adding the convenience of mobility to the utility of high-speed data networks. We offer a family of high performance, low power Wi-Fi chipsets. Bluetooth is a low power technology that enables direct connectivity between devices. We offer a complete family of Bluetooth silicon and software solutions that enable manufacturers to easily and cost-effectively add Bluetooth functionality to virtually any device. These solutions include combination chips that offer integrated Wi-Fi and Bluetooth functionality, which provides significant performance advantages over discrete solutions.
We also offer a family of GPS, assisted-GPS (A-GPS) and GNSS semiconductor products, software and data services. These products are part of a broader location platform that leverages a broad range of communications technologies, including Wi-Fi, Bluetooth and GPS, to provide more accurate location and navigation capabilities.
Custom Touch Controllers: Our touch controllers process signals from touch screens in mobile handsets and tablets.
Enterprise Storage Segment.  Our enterprise storage products enable secure movement of digital data to and from host machines such as servers, personal computers and storage systems to the underlying storage devices such as HDDs and SSDs.
Fibre Channel Switch Products: The Fibre Channel switch products we acquired in connection with our acquisition of Brocade provide interconnection, bandwidth, and high-speed switching between servers and storage devices which are in a FC SAN. FC SANs are networks dedicated to mission critical storage traffic, and enable simultaneous high speed and secure connections among multiple host computers and multiple storage arrays.
SAS, RAID & PCIe Products: We provide SAS and RAID controller and adapter solutions to server and storage system OEMs. These solutions enable secure and high speed data transmission between a host computer, such as a server, and storage peripheral devices, such as HDD, SSD and optical disk drives and disk and tape-based storage systems. Some of these solutions are delivered as stand-alone semiconductors, typically as a controller. Other solutions are delivered as circuit boards, known as adapter products, which incorporate our semiconductors onto a circuit board with other features. RAID technology is a critical part of our server storage connectivity solutions as it provides protection against the loss of critical data resulting from HDD failures.
We also provide interconnect semiconductors that support the PCI and PCIe communication standards. PCIe is the primary interconnection mechanism inside computing systems today.
Fibre Channel Products: We provide Fibre Channel HBAs, which connect host computers such as servers to FC SANs.
HDD & SSD Products: We provide read channel-based SoCs and preamplifiers to HDD OEMs. These are the critical chips required to read, write and protect data. An HDD SoC is an integrated circuit, or IC, that combines the functionality of a read channel, serial interface, memory and a hard disk controller in a small, high-performance, low-power and cost-effective package. Read channels convert analog signals that are generated by reading the stored data on the physical media into digital signals. In addition, we sell preamplifiers, which are used to amplify the initial signal to and from the drive disk heads so the signal can be processed by the read channel.
We also provide custom flash controllers to SSD OEMs. An SSD stores data in flash memory instead of on a hard disk, providing high speed access to the data. Flash controllers manage the underlying flash memory in SSDs, performing critical functions such as reading and writing data to and from the flash memory and performing error correction, wear leveling and bad block management.
Industrial & Other.  We provide a broad variety of products for the general industrial and automotive markets. This segment also includes IP licensing revenue.
Optocouplers: We offer optical isolators, or optocouplers, which provide electrical insulation and signal isolation for signaling systems that are susceptible to electrical noise or interference. Optocouplers are used in a diverse set of applications, including industrial motors, automotive systems including those used in hybrid engines, power generation and distribution systems, switching power supplies, motion sensors, telecommunications equipment, computers and office equipment, plasma displays, and military electronics.
Industrial Fiber Optics: For industrial networking, we provide fast optical transceivers using plastic optical fiber that enable quick and interoperable networking and factory automation.
Motion Encoders: For industrial motors and robotic motion control, we supply optical encoders, as well as ICs for the controller and decoder functions.
LEDs: For electronic signs and signals, we supply LED assemblies that offer high brightness and stable light output over thousands of hours, enabling us to support traffic signals, large commercial signs and other displays.
Research and Development
We are committed to continuous investment in product development, with a focus on rapidly introducing new, proprietary products. Many of our products have grown out of our own research and development efforts, and have given us competitive advantages in certain target markets due to performance differentiation. However, from time to time we also seek to enhance our capabilities through the acquisition of engineers with complementary research and development skills and complementary technologies and businesses. We focus our research and development efforts on the development of innovative, sustainable and higher value product platforms. We leverage our design capabilities in markets where we believe our innovation and reputation will allow us to earn attractive margins by developing high value-add products.
We plan to continue investing in product development, both organically and through acquisition, to drive growth in our business. We also invest in process development and fabrication capabilities to optimize processes for devices that are manufactured internally. Our field application engineers and design engineers are located in many places around the world, and in many cases near our top customers. This enhances our customer reach and our visibility into new product opportunities and enables us to support our customers in each stage of their product development cycle, from early stages of production design through to volume manufacturing and future growth. By collaborating with our customers, we have opportunities to develop high value-added, customized products for them that leverage our existing technologies. We anticipate that we will continue to make significant research and development expenditures in order to maintain our competitive position, and with a continuous flow of innovative and sustainable product platforms.
Customers, Sales and Distribution
We sell our products to a wide variety of OEMs or their contract manufacturers, distributors and end customers. Certain customers require us to contract with them directly and with specified intermediaries, such as contract manufacturers, and both they and their contract manufacturers often require time-critical delivery of our products to multiple locations around the world. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Sales to distributors accounted for 34% and 28% of our net revenue for fiscal years 2018 and 2017, respectively. Direct sales to Foxconn Technology Group companies (including Hon Hai Precision Industries), together referred to as Foxconn, accounted for 9% and 14% of our net revenue for fiscal years 2018 and 2017, respectively. We believe our aggregate sales to our top five end customers, through all channels, accounted for more than 40% of our net revenue for each of fiscal years 2018 and 2017. We believe aggregate sales to Apple, Inc., through all channels, accounted for approximately 25% of our net revenue for fiscal year 2018 and more than 20% for fiscal year 2017. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
We sell our products through our direct sales force and a select network of distributors globally. Our direct sales force is focused on supporting our large OEM customers. Our sales force has specialized product and service knowledge that enables us to sell specific offerings at key levels throughout a customer’s organization.
We have sales offices located in various countries, with a significant presence in Asia, which is a key center of the worldwide electronics supply chain. Many of our customers design products in North America or Europe that are then manufactured in Asia. We also maintain dedicated regional customer support call centers, where we address customer issues and handle logistics and other order fulfillment requirements.
We have strategically developed distributor relationships to serve thousands of customers around the world. A significant amount of our sales are to large global electronic components distributors, complemented by a number of regional distributors with customer relationships based on their respective product ranges.
We believe we are well-positioned to support our customers throughout the design, technology transfer and manufacturing stages across all geographies.

Operations
The majority of our front-end wafer manufacturing operations is outsourced to external foundries, including Taiwan Semiconductor Manufacturing Company Limited, or TSMC, primarily, as well as United Microelectronics Corporation, Semiconductor Manufacturing International Corporation, GlobalFoundries, TowerJazz and WIN Semiconductors Corp. We use third-party contract manufacturers for a significant majority of our assembly and test operations, including Advanced Semiconductor Engineering, Inc., Amkor Technology, Inc., Siliconware Precision Industries Co., Ltd., Inari Technology Sdn Bhd and Flextronics Telecom Systems, Ltd. We use our internal fabrication facilities for products utilizing our innovative and proprietary processes, to protect our IP and to accelerate time to market for our products. Examples of internally fabricated semiconductors include our FBAR filters for wireless communications and our vertical-cavity surface emitting laser and side emitting lasers-based on GaAs and InP lasers for fiber optic communications. The majority of our internal III-V semiconductor wafer fabrication is done in the U.S. and Singapore. Many of our products are designed to be manufactured in a specific process, typically at one particular foundry, either our own or with a particular contract manufacturer, and in some instances, we may only qualify one contract manufacturer to manufacture certain of our products.
We store the majority of our product inventory in our warehouse in Malaysia. However, for selected customers, we maintain finished goods inventory near or at customer manufacturing sites to support their just-in-time production.
Materials and Suppliers
Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials. We purchase materials from hundreds of suppliers on a global basis. These supply relationships are generally conducted on a purchase order basis. While we have not experienced any significant difficulty in obtaining the materials used in the conduct of our business and we believe that no single supplier is material, some of the parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for re-design or qualification. Our long-term relationships with our suppliers allow us to proactively manage our technology development and product discontinuance plans, and to monitor our suppliers' financial health. Some suppliers may, nonetheless, extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique or highly specialized components, we may not be able to find a substitute quickly, or at all. To address the potential disruption in our supply chain, we may use a number of techniques, including, in some cases, qualifying more than one source of supply, redesigning products for alternative components and incremental, or in some cases "lifetime," purchases of affected parts for supply buffer.
Competition
The global semiconductor market is highly competitive. Our competitors range from large, international companies offering a wide range of products to smaller companies specializing in narrow markets. We compete with integrated device manufacturers, or IDMs, and fabless semiconductor companies, as well as the internal resources of large, integrated OEMs. The competitive landscape is changing as a result of a trend toward consolidation within the industry, as some of our competitors have merged with or been acquired by other competitors while others have begun collaborating with each other. We expect this consolidation trend to continue. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings and as new companies enter the market. Additionally, our ability to compete effectively depends on a number of factors, including: quality, technical performance, price, product features, product system compatibility, system-level design capability, engineering expertise, responsiveness to customers, new product innovation, product availability, delivery timing and reliability, and customer sales and technical support.
Our primary competitors in the wired infrastructure segment are Intel Corp., Finisar Corp., GlobalFoundries, HiSilicon Technologies Co. Ltd., Lumentum Operations LLC, MACOM Technology Solutions Holdings, Inc., Marvell Technology Group, Ltd., Mediatek Inc., Mellanox Technologies, Inc., Mitsubishi Electric Corporation, NXP Semiconductors N.V., Quantenna Communications, Inc., ST Microelectronics N.V., and Sumitomo Corporation. We compete based on the strength of our high speed proprietary design expertise, our customer relationships, and broad product portfolio.
Our primary competitors in the wireless communications segment are Murata Manufacturing Co., Ltd., Qorvo, Inc., Qualcomm Inc., Skyworks Solutions, Inc., and TDK-EPC Corporation. We compete based on our expertise in FBAR technology, amplifier design, module integration and proprietary material processes.
Our primary competitors in the enterprise storage segment include Cisco Systems, Inc., Marvell Technology Group, Ltd., Microsemi Corp., and Texas Instruments, Inc. We compete based on our expertise in multiple storage protocols and mixed-signal design.
Our primary competitors in the industrial & other segment are Analog Devices, Inc., Cree, Inc., Hamamatsu Photonics K.K., Heidenhain Corporation, Renesas Electronics Corporation and Toshiba Corporation. We compete based on our design expertise, broad product portfolio, reputation for quality products and large customer base.

Intellectual Property
Our success depends in part upon our ability to protect our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks, service marks, trade secrets and similar IP, as well as customary contractual protections with our customers, suppliers, employees and consultants, and through security measures to protect our trade secrets. We believe our current product expertise, key engineering talent and IP portfolio provide us with a strong platform from which to develop application specific products in key target markets.
As of November 4, 2018, we had 20,898 U.S. and other patents and 1,655 U.S. and other pending patent applications. Our research and development efforts are presently resulting in approximately 100 new patent applications per year, relating to a wide range of ASIC, isolation, encoder, LED, RF and optoelectronic components, enterprise storage products, HDD silicon, PCIe, USB and other standard I/O devices, Ethernet and Fibre-Channel connectivity and controllers, set-top box SoCs, cable modem SoCs, broadband access SoCs, wireless connectivity SoCs, switching/routing SoCs, high performance processor SoCs and associated applications. The expiration dates of our patents range from 2019 to 2037, with a small number of patents expiring in the near future, none of which are expected to be material to our IP portfolio. We are not substantially dependent on any single patent or group of related patents.
We focus our patent application program to a greater extent on those inventions and improvements that we believe are likely to be incorporated into our products, as contrasted with more basic research. However, we do not know how many of our pending patent applications will result in the issuance of patents or the extent to which the examination process could require us to narrow our claims.
We and our predecessors have also entered into a variety of IP licensing and cross-licensing arrangements that have both benefited our business and enabled some of our competitors. A portion of our revenue comes from IP licensing royalty payments and from technology claim settlements relating to such IP. We also license in third-party technologies that are incorporated into some elements of our design activities, products and manufacturing processes. Historically, licenses of the third-party technologies used by us have generally been available to us on acceptable terms.
The semiconductor industry is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights, including by patent holding companies that do not make or sell products. Many of our customer agreements require us to indemnify our customers for third-party IP infringement claims. Claims of this sort could harm our relationships with our customers and might deter future customers from doing business with us. With respect to any IP rights claims against us or our customers or distributors, we may be required to cease manufacture of the infringing product, pay damages, expend resources to develop non-infringing technology, seek a license which may not be available on commercially reasonable terms or at all, or relinquish patents or other IP rights.
Employees
As of November 4, 2018, we had approximately 15,000 employees worldwide. By geography, approximately 55% of our employees are located in North America, 38% in Asia, and 7% in Europe, the Middle East and Africa. In the U.S., none of our employees are represented by a labor union. A small number of our employees in other countries is represented by workers' councils or labor unions or are party to collective bargaining agreements.
Environmental and Other Regulation
Our research and development and manufacturing operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health, safety and the environment. These regulations include limitations on discharge of pollutants to air, water, and soil; remediation requirements; product chemical content limitations; manufacturing chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and treatment, transport, storage and disposal of solid and hazardous wastes. We are also subject to regulation by the United States Occupational Safety and Health Administration and similar health and safety laws in other jurisdictions.
We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental, health and safety laws to our business will not require us to incur significant expenditures.
We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements, including legislation enacted in the U.S., European Union and China, among a growing number of jurisdictions, which have placed greater restrictions on the use of lead, among other chemicals, in electronic products, which affects materials composition and semiconductor packaging. These laws are becoming more stringent and may in the future cause us to incur significant expenditures.

Backlog
Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be, and often are, rescheduled, canceled or modified on relatively short notice, without substantial penalty. Therefore, we believe that purchase orders or backlog are not necessarily a reliable indicator of future sales.
Seasonality
Historically, our net revenue has typically been higher in the second half of the fiscal year than in the first half, primarily due to seasonality in our wireless communications segment. This segment has historically experienced seasonality due to launches of new mobile handsets manufactured by our OEM customers. However, from time to time, typical seasonality and industry cyclicality are overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, particularly in the wireless communications segment. We have a diversified business portfolio and we believe that our overall revenue is less susceptible to seasonal variations as a result of this diversification.
Other Information
Broadcom was incorporated in Delaware in January 2018 and is successor to Broadcom-Singapore. Our headquarters are in San Jose, California. The address of our headquarters is 1320 Ridder Park Drive, San Jose, California 95131, and our telephone number there is (408) 433-8000. Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “AVGO”.
Broadcom is subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, files periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC.
Such periodic reports, proxy statements and other information is available at the SEC’s website at http://www.sec.gov. We maintain a website at www.broadcom.com. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC, as well as, proxy statements filed by Broadcom, free of charge at the “Investor Center — SEC Filings” section of our website at www.broadcom.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on or accessible through our website.

ITEM 1A.	RISK FACTORS
As noted above, Broadcom is the successor to Broadcom-Singapore. Following the Redomiciliation Transaction, after the close of market trading on April 4, 2018, Broadcom-Singapore became an indirect wholly-owned subsidiary of Broadcom and we subsequently deregistered the Partnership.
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
We are dependent on a small number of end customers, OEMs, their respective contract manufacturers, and certain distributors for a majority of our business, revenue and results of operations. For fiscal years 2018 and 2017, sales to distributors accounted for 34% and 28% of our net revenue, respectively. Direct sales to Foxconn accounted for 9% and 14% of our net revenue for fiscal years 2018 and 2017, respectively. We believe our aggregate sales to our top five end customers, through all channels, accounted for more than 40% of our net revenue for each of fiscal years 2018 and 2017. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 25% and more than 20% of our net revenue for fiscal years 2018 and 2017, respectively. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
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
Moreover, the terms and conditions under which we do business with most of our customers generally do not include commitments by those customers to purchase any specific quantities of products from us. Even in those instances where we enter into an arrangement under which a customer agrees to source an agreed portion of its product needs from us (provided that we are able to meet specified development, supply and quality commitments), the arrangement often includes pricing schedules or methodologies that apply regardless of the volume of products purchased, and those customers may not purchase the amount of product we expect. As a result, we may not generate the amount of revenue or the level of profitability we expect under such arrangements. If we do not perform under these arrangements, we could also be liable for significant monetary damages. In addition, we are selling an increasing amount of our products through a limited number of distributors, which may expose us to additional customer concentration and related credit risks.
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
We depend on our contract manufacturers to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. Although we often have long-term contracts with our contract manufacturers, we do not generally have long-term capacity commitments. We obtain substantially all of our manufacturing services on a purchase order basis and our contract manufacturers have no obligation to provide us with any specified minimum quantities of product. Further, from time to time, our contract manufacturers will cease to, or will become unable to, manufacture a component for us. As the lead time needed to identify, qualify and establish reliable production at acceptable yields, with a new contract manufacturer is typically lengthy, there is often no readily available alternative source for the wafers or other contract manufacturing services we require, and there may be other constraints on our ability to change contract manufacturers. In addition, qualifying such contract manufacturers is often expensive, and they may not produce products as cost-effectively as our current suppliers, which would reduce our margins. In any such circumstances, we may be unable to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers, and our net revenue could decline, adversely affecting our business, financial condition and results of operations.
We utilize TSMC to produce the substantial majority of our semiconductor wafers. TSMC manufactured over three-quarters of the wafers manufactured by our contract manufacturers during fiscal year 2018. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could harm our business, results of operations and gross margin.
Any substantial disruption in TSMC’s supply of wafers to us, or in the other contract manufacturing services that we utilize, as a result of a natural disaster, political unrest, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.
We also depend on our contract manufacturers to timely develop new, advanced manufacturing processes, including, in the case of wafer fabrication, transitions to smaller geometry process technologies. If these new processes are not timely developed or we do not have sufficient access to them, we may be unable to maintain or increase our manufacturing efficiency to the same extent as our competitors or to deliver products to our customers, which could result in loss of revenue opportunities and damage our relationships with our customers.
We purchase a significant amount of the materials used in our products from a limited number of suppliers.
Our manufacturing processes rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our semiconductor materials, components and finished goods used in our products from a few materials providers, some of which are single source suppliers. During the fiscal year ended November 4, 2018, we purchased approximately two-thirds of the materials for our manufacturing processes from five materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our materials providers. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
Failure to realize the benefits expected from the CA Merger could adversely affect the value of our common stock.
The completion of the CA Merger is a key step in strategically developing our business from being predominately a semiconductor solutions provider to being a broad-based infrastructure technology provider focused on mission critical technology. As part of this development, we plan to change the CA business strategy to focus on renewing contracts for mission critical software with existing core clients, and expanding the adoption of other existing CA offerings with these clients. We believe our success with the CA business is dependent on this strategy. If CA products are not as critical to customers as we believe, or if CA customers do not accept this change in strategy, such customers may elect not to renew their subscriptions for CA products and the investments we have made or may make to implement this strategy may be of no or limited value, we may lose customers, our financial results may be adversely affected and our stock price may suffer.
Although we expect significant benefits to result from the CA Merger, there can be no assurance that we will be able to successfully realize these benefits. Achieving these benefits will depend, in part, on our ability to integrate CA's business successfully and efficiently. The challenges involved in this integration, which will be complex and time consuming, include the following:

•	preserving CA’s customer and other important relationships, including managing a customer base with a wider global footprint, particularly in Europe;

•	managing effectively a new business that license products under contracts that need to be regularly renewed, instead of selling products, and competing in a new industry;

•
our ability to enter into new, or renewing, contracts that provide for termination thereof by our customers at any time for any reason, in order to enable us to effectively recognize revenue from these contracts ratably over time;

•	recognizing revenue for software and subscription offerings, the timing and standards for which differ from those of product sales;

•	integrating financial forecasting and controls, procedures and reporting cycles;

•	consolidating and integrating corporate, information technology, finance, HR systems and benefits, and administrative infrastructures;

•	reorienting the CA sales and marketing force to align with the change in strategy and effectively position the business;

•	consolidating the number of CA channel partners, including resellers and global system integrators;

•
coordinating and integrating operations and managing employees in countries in which we have not previously operated extensively or at all, including a number of European and South American countries; and

•	integrating employees and maintaining employee morale and retaining key employees, particularly for those employees whose compensation structure will be materially different following the acquisition.
If we do not successfully manage these and related issues and challenges, we may not achieve the anticipated benefits of the CA Merger and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. For example, goodwill and other intangible assets could be determined to be impaired, which could adversely impact our financial results. The successful integration of the CA business and the implementation of changes in CA’s business strategy described above will require significant management attention and may divert management’s attention from our business and operational issues and opportunities.
We may pursue acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.
Our growth strategy includes the acquisition of, and investment in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We may not be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, or to consummate any such transactions. In addition, our original estimates and assumptions used in assessing any transaction may be inaccurate and we may not realize the expected financial or strategic benefits of any such transaction.
Any acquisitions we may undertake involve risks and uncertainties, such as unexpected delays, challenges and related expenses, and diversion of management’s attention. If we fail to complete an acquisition, our stock price could fall to the extent the price reflects an assumption that such acquisition will be completed, and we may incur significant unrecoverable costs. Further, the failure to consummate an acquisition may result in negative publicity and adversely impact our relationships with our customers, vendors and employees. We may become subject to legal proceedings relating to the acquisition and the integration of acquired businesses may not be successful. The integration of an acquired business involves significant challenges, including, among others: potential disruption of our business, diversion of management’s attention from daily operations and the pursuit of other opportunities; incurring significant restructuring charges and amortization expense, assuming liabilities and ongoing lawsuits, potential impairment of acquired goodwill and other intangible assets, and increasing our expenses and working capital requirements; and implementing our management information systems, operating systems and internal controls for the acquired operations. In addition, our due diligence process may fail to identify significant issues with the acquired company’s products, financial disclosures, accounting practices, legal, tax and other contingencies, compliance with local laws and regulations (and interpretations thereof) in multiple international jurisdictions, as well as compliance with U.S. laws and regulations. These difficulties may be complicated by factors such as the size of the business or entity acquired, geographic and cultural differences, lack of experience operating in the industry or geographic markets of the acquired business, potential loss of key employees and customers, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business’ technology, exposure to unanticipated liabilities of the acquired business, insufficient revenue to offset increased expenses associated with the acquisition, adverse tax consequences and our potential inability to achieve the growth prospects or synergies expected from any such acquisition.
Failure to manage and successfully integrate the acquisitions we make, or to improve margins of the acquired businesses and products, could materially harm our business, operating results and margins.
Any future acquisitions we make may require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially negatively affect our credit ratings, and in the case of equity or equity-linked financing, would be dilutive to our existing stockholders. Any downgrades in our credit ratings could adversely affect our ability to borrow by resulting in more restrictive borrowing terms or increased borrowing costs. As a result, we may be unable to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability of acquired businesses or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
From time to time, we may also seek to divest or wind down portions of our business, either acquired or otherwise, or we may exit minority investments, each of which could materially affect our cash flows and results of operations. Any future dispositions we may make could involve risks and uncertainties, including our ability to sell such businesses on terms acceptable to us, or at all. In addition, any such dispositions could result in disruption to other parts of our business, potential loss of employees or customers, or exposure to unanticipated liabilities or ongoing obligations to us following any such dispositions. For example, in connection with such dispositions, we often enter into transition services agreements or other strategic relationships, including long-term research and development arrangements and sales arrangements, or agree to provide certain indemnities to the purchaser, which may result in additional expenses and may adversely affect our financial condition and results of operations. In addition, dispositions may include the transfer of technology and/or the licensing of certain IP rights to third-party purchasers, which could limit our ability to utilize such IP rights or assert these rights against such third-party purchasers or other third parties.
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
To ensure the availability of our products, particularly for our largest customers, we typically start manufacturing our relevant products based on our customers’ forecasts, which are not binding. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or that may be substantially lower than expected. If actual demand for our products is lower than forecast, we may also experience higher inventory carrying and operating costs and product obsolescence. Because certain of our sales, research and development, and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may also decrease our gross margin and operating income.
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
We sell many of our semiconductor products through distributors who maintain their own inventory of our products for sale to dealers and end customers. Sales to distributors accounted for 34% of our net revenue in fiscal year 2018. If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter or if they decide to decrease their inventories for any reason, our sales to these distributors and our revenue may decline. We also face the risk that our distributors may increase inventory levels of our products in any particular quarter in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end customer demand, which would harm our business and could adversely affect our revenue in such subsequent periods. We have streamlined the number of distributors we use, making us increasingly dependent on our remaining distributors, which may exacerbate the foregoing risks and increase our related credit risk.
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
Our success depends, in large part, on the continued contributions of our senior management team, and in particular, the services of Mr. Hock E. Tan, our President and Chief Executive Officer. Effective succession planning is also important for our long-term success. Failure to ensure effective transfers of knowledge and smooth transitions involving senior management could hinder our strategic planning and execution. None of our senior management is bound by written employment contracts. In addition, we do not currently maintain key person life insurance covering our senior management. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.

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

•
the shift to cloud-based IT solutions and services, such as hyperscale computing, which may adversely affect the timing and volume of sales of our products for use in traditional enterprise data centers;

•	the timing of receipt, reduction or cancellation of significant product orders by customers;

•
the timing of new software contracts and renewals, as well as the timing of any terminations of software contracts that require us to refund to customers any pre-paid amounts under the contract, which may adversely affect our cash flows;

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

•
the timing and extent of our software license and subscription revenue, and other non-product revenue, such as product development revenue and royalty and other payments from IP sales and licensing arrangements;

•	new product announcements and introductions by us or our competitors;

•	seasonality or other fluctuations in our markets;

•	IP disputes and associated litigation expense;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials and components from our suppliers;

•	timing of any regulatory updates, particularly with respect to trade sanctions and customs duties and tariffs, and tax reform;

•	fluctuations in currency exchange and interest rates;

•	changes in taxation of international businesses, which could increase our overall cash tax costs;

•	changes in our tax structure or incentive arrangements, which may adversely affect our net tax expense and our cash flow in any quarter in which such an event occurs;

•	loss of key personnel or the shortage of available skilled workers; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.
The foregoing factors are often difficult to predict, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, research and development, and internal manufacturing overhead costs. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful or a reliable indicator of our future performance. If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, a significant decline in the trading price of our common stock may occur, which may happen immediately or over time.

If we are unable to attract and retain qualified personnel, especially our engineering and technical personnel, we may not be able to execute our business strategy effectively.
Our future success depends on our ability to retain, attract and motivate qualified personnel. We also seek to acquire talented engineering and technical personnel, as well as effective sales professionals, through acquisitions we may make from time to time or otherwise. We have historically encountered some difficulties in hiring and retaining qualified engineers, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. In addition, our employees, including employees whom we have retained as a result of an acquisition, may decide not to continue working for us and may leave with little or no notice. As the source of our technological and product innovations, our engineering and technical personnel are a significant asset. We are making a multi-year equity award to most of our employees, including CA employees, many of whom were not eligible to receive equity awards prior to the CA Merger. This award is intended to approximate four consecutive annual grants that will vest in four tranches with successive four-year vesting periods. While we believe these awards provide a powerful long-term retention incentive to employees, we may be incorrect in this assumption, particularly if there is a material and persistent decline in the price of our stock. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business, financial condition and results of operations.
Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
A general slowdown in the global economy or in a particular region or industry or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. In recent periods, investor and customer concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt. Sustained uncertainty about, or worsening of, current global economic conditions could cause our customers and consumers to reduce, delay or forgo technology spending, could lead to the insolvency or consolidation of key suppliers and customers, and could intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, frequent new product introductions, short product life cycles (for semiconductors and for many of the end products in which they are used) and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. Periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, our net revenue may decline and our financial condition and results of operations may suffer.
Winning business in the semiconductor solutions industry is subject to a lengthy process that often requires us to incur significant expense, from which we may ultimately generate no revenue.
Our semiconductor business is dependent on us winning competitive bid selection processes, known as “design wins”. These selection processes are typically lengthy and can require us to dedicate significant development expenditures and scarce engineering resources in pursuit of a single customer opportunity. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This can result in lost revenue and can weaken our position in future competitive bid selection processes.
Winning a product design does not guarantee sales to a customer or that we will realize as much revenue as anticipated, if any. A delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we incur significant expense in the design process and may generate little or no revenue from it. In addition, the timing of design wins is unpredictable and implementing production for a major design win, or multiple design wins occurring at the same time, may strain our resources and those of our contract manufacturers. In such event, we may be forced to dedicate significant additional resources and incur additional, unanticipated costs and expenses. Often customers will only purchase limited numbers of evaluation units from us until they qualify the products and/or the manufacturing line for those products. The qualification process can take significant time and resources and we may not always be able to satisfy customers’ qualification requirements. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of our products and result in a significant loss of revenue. Finally, customers could choose at any time to stop using our products or could fail to successfully market and sell their products, which could reduce demand for our products, and cause us to hold excess inventory, materially adversely affecting our business, financial condition and results of operations. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles.
Competition in our industries could prevent us from growing our revenue.
The industries in which we operate are highly competitive and characterized by rapid technological changes, evolving industry standards, changes in customer requirements, often aggressive pricing practices and, in some cases, new delivery methods. We expect competition in these industries to continue to increase as existing competitors improve or expand their product offerings or as new competitors enter our markets.
In addition, the competitive landscape is changing in these industries as a result of a trend toward consolidation. Some of our direct competitors have merged with or been acquired by other competitors. We expect this consolidation trend to continue, which may result in the combined competitors having greater manufacturing, distribution, financial, research and development or marketing resources than us. In addition, some of our competitors may also have a greater presence in key markets, a larger customer base or more comprehensive IP portfolio and patent protection than us.
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
Our competitors also include large vendors of hardware and operating system software and cloud service providers. Some of our competitors have longer operating histories, greater name recognition, a larger installed base of customers in any particular market, larger technical staffs, more established relationships with hardware vendors, or greater financial, technical and marketing resources than us. We also face competition from numerous start-ups and smaller companies that specialize in specific aspects of the highly fragmented software industry, open source authors who may provide software and intellectual property for free, competitors who may offer their products through try-and-buy or freemium models, and customers who may develop competing products.
The actions of our competitors, in the areas of pricing and product bundling in particular, could have a substantial adverse impact on us. If we are unable to compete successfully, we may lose market share for our products or incur significant reduction in our gross margins, either of which could have a material adverse effect on our business and results of operations.
A prolonged disruption of our manufacturing facilities, research and development facilities or other significant operations, or those of our suppliers, could have a material adverse effect on our business, financial condition and results of operations.
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal fabrication facilities for products utilizing our innovative and proprietary processes, in order to protect our IP, to accelerate time to market of our products and to ensure supply of certain components. Our Fort Collins and Breinigsville facilities are the sole sources for the film bulk acoustic resonator components used in many of our wireless devices and for the indium phosphide-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our contract manufacturers and suppliers, are located in California and the Pacific Rim region, which has above average seismic activity and severe weather activity. In addition, our research and development personnel are primarily concentrated in China, Czech Republic, India, Israel, Malaysia, Singapore, South Korea, Taiwan, Colorado, California and Pennsylvania, with the expertise of the personnel at each such location tending to be focused on one or two specific areas.
A prolonged disruption at one or more of our manufacturing facilities for any reason, especially our Colorado, Singapore and Pennsylvania facilities, or those of our contract manufacturers or suppliers, due to natural- or man-made disasters or other events outside of our control, such as equipment malfunction or widespread outbreaks of acute illness at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. Any such event would likely disrupt our operations, delay production, shipments and revenue, result in us being unable to timely satisfy customer demand, expose us to claims by our customers resulting in significant expense to repair or replace our affected facilities, and, in some instances, could significantly curtail our research and development efforts in a particular product area or target market. As a result, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could materially and adversely affect our business. Although we purchase insurance to mitigate certain losses, such insurance often carries a high deductible amount and any uninsured losses could negatively affect our operating results. In addition, even if we were able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
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
We depend on various IT systems, including networks, applications, internal IT systems and personnel, and outsourced services for, among other things, financial reporting and product orders and shipments. We rely on third-party vendors to provide critical corporate infrastructure services on a timely and effective basis and to adequately address cybersecurity threats to their own systems. Services provided by these third parties include certain services related to shipping, human resources, benefit plan administration, IT network development and network monitoring. While we may be entitled to damages if our vendors fail to perform under their agreements with us, we may be unable to collect on any award of damages and any award may be insufficient to cover the actual costs we may incur as a result of a vendor’s failure to perform under its agreement with us. Upon expiration or termination of any of our third-party vendor agreements we may not be able to timely replace the vendor on terms and conditions, including service levels and costs, which are favorable to us. In addition, a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
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
Our gross margin is highly dependent on product mix, which is susceptible to seasonal and other fluctuations in our markets. A shift in sales mix away from our higher margin products, as well as the timing and amount of our software licensing, non-product and IP-related revenue, could adversely affect our future gross margin percentages. Although our non-product revenue is generally high margin, it fluctuates significantly from quarter to quarter. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand or reductions in our technological lead, compared to our competitors, and other factors may lead to further price erosion, lower revenue and lower margin for us in the future.
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
We are often involved in legal proceedings, including cases involving our IP rights and those of others, anti-competition and commercial matters, acquisition-related suits, securities class action suits, employee-related claims and other actions. Some of these actions may seek injunctive relief, including injunctions or exclusion orders against the sale of our products and substantial monetary damages, which if granted or awarded could materially harm our business, financial condition and results of operations. From time to time, we may also be involved or required to participate in governmental investigations or inquiries, such as the recent inquiries by the U.S. Federal Trade Commission and the European Commission into certain of our business practices. Litigation or settlement of such actions, regardless of their merit, or involvement in governmental investigations, can be complex, can extend for a protracted period of time, can divert the efforts and attention of our management and technical personnel, and is frequently costly, with the related expenditures unpredictable. An unfavorable resolution of a governmental investigation may include, among others, fines or other orders to disgorge profits or make other payments, and/or the issuance of orders to cease certain conduct and/or modify our business practices, any or all of which could materially adversely affect our reputation and our business, financial condition and results of operations.
The semiconductor and software industries are characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights, including actions by patent-holding companies that do not make or sell products. From time to time, third parties assert against us and our customers and distributors their patent, copyright, trademark, trade secret and other IP rights to technologies that are important to our business.
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
Our success depends in part upon protecting our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants. We may be required to spend significant resources to monitor and protect our IP rights, including the usage rates of the software seat licenses and subscriptions that we sell, and even with significant expenditures we may not be able to protect the IP rights that are valuable to our business. We are unable to predict or assure that:

•	the IP rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or, in the case of third-party IP rights licensed to us, be licensed to others;

•	our IP rights will provide competitive advantages to us;

•
rights previously granted by third parties to IP licensed or assigned to us, including portfolio cross-licenses, will not hamper our ability to assert our IP rights against potential competitors or hinder the settlement of currently pending or future disputes;

•	any of our pending or future patent, trademark or copyright applications will be issued or have the coverage originally sought;

•	our IP rights will be enforced in certain jurisdictions where competition may be intense or where legal protection may be weak; or

•	we have sufficient IP rights to protect our products or our business.
In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable or more limited in other jurisdictions, relative to those protections available in the U.S., and may not be applied for or may be abandoned in one or more relevant jurisdictions. We may elect to abandon or divest patents or otherwise not pursue prosecution of certain pending patent applications, due to strategic concerns or other factors. In addition, when patents expire, we lose the protection and competitive advantages they provided to us.
We also generate some of our revenue from licensing royalty payments and from technology claim settlements relating to certain of our IP. Licensing of our IP rights, particularly exclusive licenses, may limit our ability to assert those IP rights against third parties, including the licensee of those rights. In addition, we may acquire companies with IP that is subject to licensing obligations to other third parties. These licensing obligations may extend to our own IP following any such acquisition and may limit our ability to assert our IP rights. From time to time, we pursue litigation to assert our IP rights, including, in some cases, against third parties with whom we have ongoing relationships, such as customers and suppliers. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. Conversely, third parties may pursue IP litigation against us, including as a result of our IP licensing business. An adverse decision in such types of legal action could limit our ability to assert our IP rights and limit the value of our technology, including the loss of opportunities to sell or license our technology to others or to collect royalty payments based upon successful protection and assertion of our IP against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.
From time to time, we may need to obtain additional IP licenses or renew existing license agreements. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms or at all.
If our software products do not remain compatible with ever-changing operating environments, platforms, or third-party products, demand for our products and services could decrease, which could materially adversely affect our business.
The largest suppliers of systems and computing software are, in most cases, the manufacturers of the computer hardware systems used by most of our customers, particularly in the mainframe space. These companies periodically modify or introduce new operating systems, systems software and computer hardware, which could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. There can be no assurance that we will be able to adapt our products in response to these developments.
Further, our software solutions interact with a variety of software and hardware developed by third parties. If we lose access to third-party code and specifications for the development of code, this could negatively impact our ability to develop compatible software. In addition, if software providers and hardware manufacturers, including some of our largest vendors, adopt new policies restricting the use or availability of their code or technical documentation for their operating systems, applications, or hardware, or otherwise impose unfavorable terms and conditions for such access, this could result in higher research and development costs for the enhancement and modification of our existing products or development of new products. Any additional restrictions could materially adversely affect our business, financial condition and operating results and cash flow.
Failure to enter into software license agreements on a satisfactory basis could materially adversely affect our business.
Many of our existing customers have multi-year enterprise license agreements, some of which involve substantial aggregate fee amounts. These customers have no contractual obligation to purchase additional solutions. Customer renewal rates may decline or fluctuate as a result of a number of factors, including the level of customer satisfaction with our solutions or customer support, customer budgets and the pricing of our solutions as compared with the solutions offered by our competitors, any of which may cause our revenue to grow more slowly than expected, if at all. The failure to renew customer agreements of similar scope, on terms that are commercially attractive to us, could materially adversely affect our business, financial condition and operating results and cash flow.

Our sales to government clients subject us to uncertainties regarding fiscal funding approvals, renegotiations or terminations at the discretion of the government, as well as audits and investigations, which could result in litigation, penalties and sanctions including early termination, suspension and debarment.
Our multi-year contracts signed with the U.S. federal government and other U.S. state and local government agencies are generally subject to annual fiscal funding approval and may be renegotiated or terminated at the discretion of the government. Termination, renegotiation or the lack of funding approval for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts are generally subject to certain requirements, some of which are generally not present in commercial contracts and/or may be complex, as well as to audits and investigations. Failure to meet contractual requirements could result in various civil and criminal actions and penalties, and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government and could materially adversely affect our business, financial condition, operating results and cash flow.
Certain software that we use in our products is licensed from third parties and may not be available to us in the future, which may delay product development and production or cause us to incur additional expense.
Some of our solutions contain software licensed from third parties, some of which may not be available to us in the future on terms that are acceptable to us or allow our products to remain competitive. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or the enhancement of existing products.
Certain software we use is from open source code sources, which, under certain circumstances could materially adversely affect our business, financial condition, operating results and cash flow.
Some of our products contain software from open source code sources, the use of which may subject us to certain conditions, including the obligation to offer such products for no cost or to make the proprietary source code of those products publicly available. Further, although some open source vendors provide warranty and support agreements, it is common for such software to be available “as-is” with no warranty, indemnity or support. Although we monitor our use of such open source code to avoid subjecting our products to unintended conditions, such use, under certain circumstances, could materially adversely affect our business, financial condition and operating results and cash flow, including if we are required to take remedial action that may divert resources away from our development efforts.
We are subject to warranty claims, product recalls and product liability.
From time to time, we may be subject to warranty or product liability claims that may in the future lead to significant expense. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions, relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest customers, are potentially unlimited. Any such liabilities may greatly exceed any revenue we receive from the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially adversely affect our financial condition and results of operations. We may also be exposed to such claims as a result of any acquisition we may undertake in the future.
Product liability insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims, or we may elect to self-insure with respect to certain matters. For example, it is possible for one of our customers to recall a product containing one of our semiconductor devices. In such an event, we may incur significant costs and expenses, including among others, replacement costs, contract damage claims from our customers and reputational harm. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims. Conversely, in some cases, amounts we reserve may ultimately exceed our actual liability for particular claims and may need to be reversed.
The complexity of our products could result in unforeseen delays or expense or undetected defects or bugs, which could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.
Highly complex products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions, software documentation or enhancements are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products, including the products of companies we have acquired, or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not discovered until after we have commenced commercial production of or deployed a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. Significant technical challenges also arise with our software products because our customers license and deploy our products across a variety of computer platforms and integrate them with a number of third party software applications and databases. As a result, if there is system-wide failure, it may be difficult to determine which product is at fault and we could ultimately be harmed by the failure of another supplier’s product. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. To resolve these problems, we may have to invest significant capital and other resources. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer’s end-product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. In addition, these problems may divert our technical and other resources from other development efforts, and we would likely lose, or experience a delay in, market acceptance of the affected product or products. As a result, our financial results could be materially adversely affected.
We make substantial investments in research and development to enhance existing and develop new technologies to keep pace with technological advances and to remain competitive in our business, and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.
The industries in which we compete are characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, short product cycles and evolving industry standards, new delivery methods and require substantial investment in our research and development in order to develop and bring to market new and enhanced technologies and products. In addition, semiconductor products transition over time to increasingly smaller line width geometries. This requires us to adapt our products and manufacturing processes to these new technologies, which requires expertise in new procedures. Our failure to successfully transition to smaller geometry process technologies could impair our competitive position. In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development. We expect the dollar amount of research and development expenses to increase for the foreseeable future, due to the increasing complexity and number of products we plan to develop. If we fail to develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new competitive technologies that we do not support, become widely accepted, demand for our products may be reduced. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations. In addition, increased investments in research and development could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
A majority of our products are produced and sourced internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of November 4, 2018, approximately 46% of our employees are located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

•	changes in political, regulatory, legal or economic conditions or geopolitical turmoil, including terrorism, war or political or military coups, or civil disturbances or political instability;

•
restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments, data privacy regulations and trade protection measures, including increasing protectionism, import/export restrictions, import/export duties and quotas, trade sanctions and customs duties and tariffs, all of which have increased under the current U.S. administration;

•	uncertainty regarding social, political and trade policies in the U.S. and abroad;

•
disruptions of capital and trading markets and currency fluctuations, which may result in our products becoming too expensive for foreign customers or foreign-sourced materials and services becoming more expensive for us;

•	difficulty in obtaining product distribution and support, and transportation delays;

•	potential inability to localize software products for a significant number of international markets;

•	difficulty in conducting due diligence with respect to business partners in certain international markets;

•	public health or safety concerns;

•	nationalization of businesses and expropriation of assets; and

•	changes in tax laws.

A significant legal risk associated with conducting business internationally is compliance with the various and differing laws and regulations, including anti-corruption and anti-bribery laws and regulations, of the countries in which we do business, antitrust and competition laws, data privacy laws, money-laundering regulations and export regulations. In addition, the laws in various countries are constantly evolving and may, in some cases, conflict with each other. Although our Code of Ethics and Business Conduct and other policies prohibit us, our employees and our agents from engaging in unethical business practices, there can be no assurance that all of our employees or agents will refrain from acting in violation of our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.
Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to cease the manufacture and distribution of certain products, and we could be subject to civil or criminal penalties.
Our business is subject to various international laws and other legal requirements, including packaging, product content, labor and import/export regulations, such as the U.S. Export Administration Regulations, and many of our semiconductor products are regulated or sold into regulated industries. These laws and regulations are complex, change frequently, have generally become more stringent over time and may intensify under the current U.S. administration. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could negatively impact our results of operations.
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
Privacy legislation, enforcement and policy activity in this area are expanding rapidly in many jurisdictions and creating a complex regulatory compliance environment. The cost of complying with and implementing these privacy-related and data protection measures could be significant. In addition, even our inadvertent failure to comply with federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, and substantial fines and damages. The theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims.
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
Changing requirements relating to the materials composition of our semiconductor products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products sold in various countries, including the U.S., China, Japan, and in the European Union, increase the complexity and costs of our product design and procurement operations and may require us to re-engineer our products. Such re-engineering may result in excess inventory or other additional costs and could have a material adverse effect on our results of operations. We may also experience claims from employees from time to time with regard to exposure to hazardous materials or other workplace related environmental claims.
Social and environmental responsibility regulations, policies and provisions, as well as customer demand, may make our supply chain more complex and may adversely affect our relationships with customers.
There is an increasing focus on corporate social and environmental responsibility in the semiconductor industry, particularly with OEMs that manufacture consumer electronics. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they may seek to include such provisions in their procurement terms and conditions. An increasing number of participants in the semiconductor industry are also joining voluntary social responsibility initiatives such as the U.N. Global Compact, a voluntary initiative for businesses to develop, implement and disclose sustainability policies and practices. These social and environmental responsibility provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers or contract manufacturers to comply, with such policies or provisions, a customer may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenue and results of operations.
In addition, as part of their corporate social and environmental responsibility programs, an increasing number of OEMs are seeking to source products that do not contain minerals sourced from areas where proceeds from the sale of such minerals are likely to be used to fund armed conflicts, such as in the Democratic Republic of Congo. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. Since our supply chain is complex, we are not currently able to definitively ascertain the origins of all of the minerals and metals used in our products. As a result, we may face difficulties in satisfying these customers’ demands, which may harm our sales and operating results.
The average selling prices of semiconductor products in our markets have often decreased rapidly and may do so in the future, which could harm our revenue and gross profit.
The semiconductor products we develop and sell are used for high volume applications. As a result, the prices of those products have often decreased rapidly. Gross profit on our products may be negatively affected by, among other things, pricing pressures from our customers. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. In addition, some of our customer agreements provide for volume-based pricing and product pricing roadmaps, which can also reduce the average selling prices of our products over time. Our margins and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing manufacturing costs, or developing new and higher value-added products on a timely basis.
A breach of our security systems may have a material adverse effect on our business.
Our security systems are designed to maintain the physical security of our facilities and protect our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party cloud-based and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, out of necessity, dependent on the security systems of these providers.
Accidental or willful security breaches or other unauthorized access by third parties or our employees or contractors of our facilities, our information systems or the systems of our cloud-based or other service providers, or the existence of computer viruses or malware in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees. In addition, we have, from time to time, also been subject to unauthorized network intrusions and malware on our own IT networks. Although we continually seek to improve our countermeasures to prevent such incidents, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on us and our customers.
Certain of our software products are intended to manage and secure IT infrastructures and environments, and as a result, we expect these products to be ongoing targets of cybersecurity attacks. Open source code or other third-party software used in our infrastructure and products could also be targeted. Additionally, we use third-party data centers, including for part of our SaaS business, that may also be subject to hacking incidents. Although we continually seek to improve our countermeasures to prevent such incidents, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on us and our customers. Cybersecurity attacks could require significant expenditures of our capital and diversion of our resources. Additionally, efforts by hackers or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. A successful cybersecurity attack involving our products and IT infrastructure could also negatively impact the market perception of their effectiveness.
Any theft or misuse of confidential, personally identifiable or proprietary information could disrupt our business and result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our business, profitability and financial condition. Since the techniques used to obtain unauthorized access to systems or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
We are required to assess our internal control over financial reporting on an annual basis and any adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expense to remediate any internal control deficiencies and ultimately have an adverse effect on our stock price.
We are required to assess the effectiveness of our internal control over financial reporting annually, as required by Section 404 of the Sarbanes-Oxley Act. Even though, as of November 4, 2018, we concluded that our internal control over financial reporting was effective, we need to maintain our processes and systems and adapt them as our business grows and changes, including to reflect our integration of CA, as well as any future acquisitions we may undertake. This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive, time consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in the implementation of such controls, either in our existing business or in businesses that we acquire, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline.
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
Fluctuations in foreign exchange rates could result in losses.
We operate global businesses and our consolidated financial results are reported in U.S. dollars. However, some of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Fluctuations in foreign exchange rates against the U.S. dollar could result in substantial changes in reported revenues and operating results due to the foreign exchange impact of translating these transactions into U.S. dollars.
In the normal course of business, we employ various hedging strategies to partially mitigate these risks, including the use of derivative instruments. These strategies may not be effective in protecting us against the effects of fluctuations in foreign exchange rates. As a result, fluctuations in foreign exchange rates could result in financial losses.
The enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could materially impact our financial position and results of operations.
Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in a number of jurisdictions. For example, the Tax Cuts and Jobs Act, or the 2017 Tax Reform Act, adopting broad U.S. corporate income tax reform will, among other things, reduce the U.S. corporate income tax rate, but will impose base-erosion prevention measures on earnings of non-U.S. subsidiaries of U.S. entities as well as the transition tax on mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations. There is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals.
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
Due to the large scale of our international business activities any substantial changes in international corporate tax policies, enforcement activities or legislative initiatives may materially adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally.
If the tax incentive or tax holiday arrangements we have negotiated in Singapore and other jurisdictions change or cease to be in effect or applicable, in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.
Our operations are currently structured to benefit from the various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, one of the tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, provides that any qualifying income we earn in Singapore is subject to a tax incentive or reduced rates of Singapore income tax. Subject to our compliance with the conditions specified in these incentives and legislative developments, this Singapore tax incentive is presently expected to expire in fiscal year 2020, subject in certain cases to potential extensions, which we may or may not be able to obtain, and any subsequent changes in incentive scope. Absent this tax incentive, the corporate income tax rate that would otherwise apply to our Singapore taxable income would be 17%. We also have a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028. The tax incentives and tax holiday that we have obtained are also subject to our compliance with various operating and other conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present arrangements. The effect of these tax incentives and tax holiday was to increase the benefit from income taxes by approximately $590 million and increase diluted net income per share by $1.37 for fiscal year 2018. For fiscal years 2017 and 2016, the effect of these tax incentives and tax holiday, in the aggregate, was to reduce the overall provision for income taxes by approximately $237 million and $169 million, respectively, increase diluted net income per share by $0.56 for fiscal year 2017, and reduce diluted net loss per share by $0.44 for fiscal year 2016.
Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded, we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows.
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

Risks Relating to Our Indebtedness
Our substantial indebtedness could adversely affect our financial health and our ability to raise additional capital to fund our operations or potential acquisitions, could limit our ability to react to changes in the economy or our industry, and exposes us to interest rate risk to the extent of our variable rate indebtedness and prevent us from fulfilling our obligations under our indebtedness.
As of November 4, 2018, our total consolidated indebtedness under our senior unsecured notes that were issued and sold in January 2017 and October 2017, collectively the 2017 Senior Notes, was $17,550 million. Subsequent to the end of our fiscal year 2018, we borrowed $18 billion in term loans to finance the CA Merger, or the 2019 Term Loans, and we assumed $2.25 billion of CA’s outstanding senior unsecured notes. We expect to maintain heightened levels of indebtedness going forward, in part due to our ongoing dividend and stock buy-back programs.
Our substantial indebtedness could have important consequences including:

•	increasing our vulnerability to adverse general economic and industry conditions;

•	exposing us to interest rate risk due to our variable rate 2019 Term Loans, which we do not typically hedge against;

•	limiting our flexibility in planning for, or reacting to, changes in the economy and the semiconductor industry;

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness;

•	making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes; and

•
potentially requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund our other business needs.

In addition, our variable rate indebtedness may use LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.
We receive debt ratings from the major credit rating agencies in the U.S. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. While we are focused on maintaining investment grade ratings from these agencies, we may be unable to do so. Any downgrade in our credit rating or the ratings of our indebtedness, or adverse conditions in the debt capital markets, could:

•	adversely affect the trading price of, or market for, our debt securities;

•	increase interest expense under our 2019 Term Loans;

•	increase the cost of, and adversely affect our ability to refinance, our existing debt; and

•	adversely affect our ability to raise additional debt.
The instruments governing our indebtedness impose certain restrictions on our business.
The indentures governing the 2017 Senior Notes contain certain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business, to plan for, or react to, changes in the market conditions or our capital needs and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions placed on us include limitations on our ability to incur certain secured debt, enter into certain sale and lease-back transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. In addition, the indentures contain customary events of default upon the occurrence of which, after any applicable grace period, the noteholders would have the ability to immediately declare the debt due and payable. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, and to refinance our debt, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our current indebtedness and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms when needed, which could result in a default on our indebtedness.
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
The trading price of our common stock has, at times, fluctuated significantly and could be subject to wide fluctuations in response to any of the risk factors listed in this “Risk Factors” section, and others, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	issuance of new or updated research or other reports by securities analysts;

•	fluctuations in the valuation and results of operations of our significant customers as well as companies perceived by investors to be comparable to us;

•	announcements of proposed acquisitions by us or our competitors;

•	announcements of, or expectations of additional debt or equity financing transactions;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;

•	changes in our dividend or stock repurchase policies; and

•	unsubstantiated news reports or other inaccurate publicity regarding us or our business.
These fluctuations are often unrelated or disproportionate to our operating performance. Broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. We are also the subject of a number of lawsuits stemming from our acquisitions. Securities litigation against us, including the lawsuits related to such transactions, could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
The amount and frequency of our stock repurchases may fluctuate.
While we expect to continue to allocate a substantial amount of our free cash flow to stock repurchases, the amount, timing and execution of our stock repurchase program may fluctuate based on our priorities for the use of cash for other purposes. These purposes include operational spending, capital spending, acquisitions, and returning cash to our stockholders as dividend payments. Changes in cash flows, tax laws and our stock price could also impact our stock repurchase program.
A substantial amount of our stock is held by a small number of large investors and significant sales of our common stock in the public market by one or more of these holders could cause our stock price to fall.
As of September 30, 2018, we believe 12 of our 20 largest stockholders were active institutional investors who held approximately 34% of our outstanding shares of common stock in the aggregate, with Capital World Investors being our largest stockholder with approximately 10% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
Future dividends, if any, and their timing and amount, may be affected by, among other factors: management’s views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; our stock repurchase program; cash position and overall financial condition; and changes to our business model. The payment of cash dividends is restricted by applicable law, contractual restrictions and our corporate structure. Because we are a holding company, our ability to pay cash dividends is also limited by restrictions or limitations on our ability to obtain sufficient funds through dividends from subsidiaries.
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
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We are headquartered in San Jose, California. We conduct our administration, manufacturing, research and development, sales and marketing in both owned and leased facilities. We believe that our owned and leased facilities are adequate for our present operations. We do not identify or allocate assets by operating segment.
As of November 4, 2018, our principal facilities consisted of:

(Square Feet)	United States	Other Countries	Total
Owned facilities [1]	2,633,188	525,352	3,158,540
Leased facilities [2]	899,745	1,509,765	2,409,510
Total facilities	3,532,933	2,035,117	5,568,050
_______________
[1] Includes 37,352 square feet of property owned in Singapore subject to 30-year land lease with the state authority expiring in September 2029, subject to renewal at our option. Also includes 318,000 square feet and 158,000 square feet of property owned in Malaysia subject to a 60-year land lease with the state authority expiring in May 2051 and October 2077, respectively, subject to renewal at our option.

[2] Building leases expire on varying dates through August 2037 and generally include renewals at our option.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth under Note 13. “Commitments and Contingencies” included in Part II, Item 8. of this Annual Report on Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” above.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER SALE AND PURCHASES OF EQUITY SECURITIES
Market Information
Broadcom common stock is listed on The Nasdaq Global Select Market under the symbol “AVGO”.
Holders
As of November 30, 2018, there were 645 holders of record of our common stock. A substantially greater number of stockholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends and Distributions
On December 6, 2018, we announced that our Board of Directors has declared a quarterly cash dividend of $2.65 per share, payable on December 28, 2018 to stockholders of record on December 19, 2018. Broadcom paid aggregate cash dividends and distributions of $2,998 million and $1,745 million in fiscal years 2018 and 2017, respectively.
Our Board reviews our dividend policy annually targeting a projected quarterly per share dividend amount for the full fiscal year, based on an assessment of our last fiscal year free cash flow (cash flows provided by operating activities less purchases of property, plant and equipment). However, the declaration and payment of any future cash dividends are at the discretion and approval of our Board and subject to our Board’s continuing determination that they are in our best interests. Future dividend payments will also depend upon factors such as our free cash flow, earnings level, capital requirements, contractual restrictions, cash position, overall financial condition and any other factors deemed relevant by our Board.
The payment of cash dividends on our common stock is subject to compliance with Delaware General Corporate Law. Also, because we are a holding company, our ability to pay cash dividends on our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from subsidiaries, including restrictions under the terms of agreements governing our indebtedness.
Issuer Purchases of Equity Securities
In April 2018, our Board of Directors authorized the repurchase of up to $12 billion of our common stock from time to time on or prior to November 3, 2019, the end of our fiscal year 2019. On December 5, 2018, our Board of Directors increased our stock repurchase program authorization by $6 billion.
The following table presents details of our various repurchases during the fiscal quarter ended November 4, 2018:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan

	(In millions, except per share data)
August 6, 2018 — September 2, 2018	—	$—	—	$6,275
September 3, 2018 — September 30, 2018	2	$240.84	2	$5,807
October 1, 2018 — November 4, 2018	4	$238.14	4	$4,742
Total	6	$238.96	6
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

Stock Performance Graph
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index, or S&P 500 Index, and the Philadelphia Semiconductor Index, or PHLX Semiconductor Index for the five fiscal years ended November 4, 2018. The total return graph and table assume that $100 was invested on November 1, 2013 (the last trading day of our fiscal year 2013) in each of Broadcom Inc. common stock, the S&P 500 Index and the PHLX Semiconductor Index and assume all dividends are reinvested. Indexes are calculated on a month-end basis.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

Comparison of Five Year Cumulative Total Return
Among Broadcom Inc., the S&P 500 Index and the PHLX Semiconductor Index

	November 3, 2013	November 2, 2014	November 1, 2015	October 30, 2016	October 29, 2017	November 4, 2018
Broadcom Inc.	$100.00	$196.10	$283.46	$394.74	$600.59	$538.98
S&P 500 Index	$100.00	$116.93	$123.01	$128.57	$159.28	$171.34
PHLX Semiconductor Index	$100.00	$128.98	$136.60	$172.14	$270.13	$269.76
The graph and the table above shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the definitive Proxy Statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of fiscal year 2018.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth the selected consolidated financial data for Broadcom and should be read in conjunction with our annual consolidated financial statements and related notes and information included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Summary of Five Year Selected Financial Data
	Fiscal Year Ended (1)
	November 4, 2018	October 29, 2017	October 30, 2016	November 1, 2015	November 2, 2014

	(In millions, except per share data)
Statement of Operations Data: (2)
Net revenue	$20,848	$17,636	$13,240	$6,824	$4,269
Gross margin (3)	$10,733	$8,509	$5,940	$3,553	$1,877
Operating expenses (3) (4)	$5,598	$6,126	$6,349	$1,921	$1,439
Income (loss) from continuing operations before income taxes	$4,545	$1,825	$(1,107)	$1,467	$342
Provision for (benefit from) income taxes (5)	$(8,084)	$35	$642	$76	$33
Income (loss) from continuing operations	$12,629	$1,790	$(1,749)	$1,391	$309
Net income (loss)	$12,610	$1,784	$(1,861)	$1,364	$263
Net income (loss) attributable to common stock	$12,259	$1,692	$(1,739)	$1,364	$263

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$28.48	$4.03	$(4.57)	$4.95	$1.16
Loss per share from discontinued operations	(0.04)	(0.01)	(0.29)	(0.10)	(0.17)
Net income (loss) per share	$28.44	$4.02	$(4.86)	$4.85	$0.99

Cash dividends declared and paid per share	$7.00	$4.08	$1.94	$1.55	$1.13

	November 4, 2018	October 29, 2017	October 30, 2016	November 1, 2015	November 2, 2014

	(In millions)
Balance Sheet Data: (2)
Cash and cash equivalents	$4,292	$11,204	$3,097	$1,822	$1,604
Total assets	$50,124	$54,418	$49,966	$10,515	$10,376
Debt and capital lease obligations	$17,493	$17,569	$13,642	$3,872	$5,395
Total equity	$26,657	$23,186	$21,876	$4,714	$3,243
_______________________________________

(1)
Our fiscal year ends on the Sunday closest to October 31 in a 52-week year and on the first Sunday in November in a 53-week year. Our fiscal year ended November 4, 2018 was a 53-week fiscal year. All other fiscal years presented included 52 weeks.

(2)
On November 17, 2017, we acquired Brocade for total consideration of approximately $6.0 billion. On February 1, 2016, we acquired BRCM for total consideration of approximately $35.7 billion. On May 5, 2015, we acquired Emulex Corporation for total consideration of approximately $587 million. On August 12, 2014, we acquired PLX Technology, Inc. for total consideration of approximately $308 million. On May 6, 2014, we acquired LSI for total consideration of approximately $6.5 billion. Our financial statements included the results of operations of the acquired companies and estimated fair value of assets acquired and liabilities assumed commencing as of their respective acquisition dates.

(3)
We incurred acquisition-related costs and restructuring charges which were presented as part of both cost of products sold and operating expenses. Restructuring charges primarily reflect actions taken to implement planned cost reduction and restructuring activities in connection with each acquisition.

(4)
In connection with our acquisition of BRCM in fiscal year 2016, amortization of acquisition-related intangible assets increased $1,624 million contributing to over 30 percent of the overall increase in operating expenses for fiscal year 2016.

(5)
Our benefit from income taxes for fiscal year 2018 was primarily a result of the enactment of the 2017 Tax Reform Act, the Redomiciliation Transaction and income from continuing operations. For fiscal years 2017, 2016, 2015 and 2014, our provision for income taxes fluctuated mainly due to changes in the jurisdictional mix of income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” or in other parts of this Annual Report on Form 10-K.
Overview
Broadcom Inc., or Broadcom, is a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions.
We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Through our fiscal year ended November 4, 2018, or fiscal year 2018, we had four reportable segments: wired infrastructure, wireless communications, enterprise storage and industrial & other.
Original equipment manufacturers, or OEMs, or their contract manufacturers, and distributors typically account for the substantial majority of our semiconductor sales. We have established strong relationships with leading OEM customers across multiple target markets and we have a direct sales force focused on supporting large OEMs. We also distribute a substantial portion of our products through our broad distribution network, and a significant amount of these sales are to large global electronic components distributors.
The demand for our semiconductor products has been affected in the past, and is likely to continue to be affected in the future, by various factors, including the following:

•	general economic and market conditions in the semiconductor industry and in our target markets;

•	our ability to define specifications for, develop or acquire, complete, introduce and market new products and technologies in a cost-effective and timely manner;

•	the timing, rescheduling or cancellation of expected customer orders;

•
the rate at which our present and future customers and end-users adopt our products and technologies in our target markets, and the rate at which our customers' products that include our technology are accepted in their markets; and

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.
Uncertainty in global economic conditions pose significant risks to our business. For example, customers may defer purchases in response to tighter credit and negative financial news, which would in turn adversely affect product demand and our results of operations.
Our fiscal year 2018 was a 53-week fiscal year compared to our fiscal year ended October 29, 2017, or fiscal year 2017, and our fiscal year ended October 30, 2016, or fiscal year 2016, which were 52-week fiscal years. The additional week in the first quarter of fiscal year 2018 resulted in higher net revenue, gross margin dollars, research and development expense, and selling general and administrative expense for fiscal year 2018, compared to the corresponding prior year periods.
Fiscal Year Highlights
Highlights during fiscal year 2018 include the following:

•	We generated $8,880 million of cash from operations.

•	We paid $7,258 million to repurchase shares of our common stock and $2,998 million for cash dividends and distributions.

•
The income tax benefit of $8,084 million recognized primarily resulted from income tax benefits realized from the enactment of the U.S. Tax Cuts and Jobs Act, or the 2017 Tax Reform Act, and the impact of the Redomiciliation Transaction as defined below.

•	We completed Redomiciliation Transaction discussed in more detail below, which caused the publicly traded parent company of Broadcom to be a Delaware corporation.

•	On November 17, 2017, we completed the acquisition of Brocade Communication Systems Inc., or Brocade, for aggregate consideration of approximately $6.0 billion, or the Brocade Merger.
Redomiciliation to the United States from Singapore
As part of the plan to cause the publicly traded parent company of the Broadcom group of companies to be a Delaware corporation, after the close of market trading on April 4, 2018, Broadcom and Broadcom Limited, or Broadcom-Singapore, completed a statutory scheme of arrangement under Singapore law pursuant to which all Broadcom-Singapore outstanding ordinary shares were exchanged on a one-for-one basis for newly issued shares of Broadcom common stock and Broadcom-Singapore became an indirect wholly-owned subsidiary of Broadcom. This transaction is referred to as the Redomiciliation Transaction.
The financial information and results of operations in this Form 10-K for periods prior to April 4, 2018 relate to our predecessors, Broadcom-Singapore and Avago Technologies Limited, for accounting and financial reporting purposes and relate to Broadcom for periods after April 4, 2018, the effective date of the Redomiciliation Transaction.
In conjunction with the Redomiciliation Transaction, all outstanding exchangeable limited partnership units, or LP Units, of Broadcom Cayman L.P., or the Partnership, a subsidiary of Broadcom-Singapore, were mandatorily exchanged on a one-for-one basis for newly issued shares of Broadcom common stock. As a result, all the limited partners became common stockholders of Broadcom and Broadcom-Singapore redeemed all related outstanding special preference shares. Consequently, the limited partners no longer hold a noncontrolling interest in the Partnership and we subsequently deregistered the Partnership.
Recent Developments
Acquisition of CA, Inc.
On November 5, 2018, or the CA Merger Date, we acquired CA, Inc., or CA, for approximately $18.8 billion in aggregate cash purchase consideration, in exchange for all shares of CA common stock issued and outstanding immediately prior to the closing and assumed $2.25 billion of outstanding unsecured bonds, or the CA Merger. In addition, we assumed all unvested CA stock options, outstanding restricted stock awards, restricted stock units, or RSUs, and performance stock units held by continuing employees. All vested in-the-money CA stock options and director stock units were cashed out upon the completion of the CA Merger. We financed the CA Merger with $18 billion from borrowings under a term A facility entered into on the CA Merger Date, as well as cash on hand of the combined companies. See Note 16. “Subsequent Events” included in Part II, Item 8. of this Annual Report on Form 10-K for further detail.
We expect our reporting segments to change beginning in the first quarter of fiscal year 2019, as a result of the CA Merger that closed on November 5, 2018, the first day of our fiscal year 2019.
In connection with the CA Merger, we entered into a definitive agreement to sell Veracode, Inc., a wholly owned subsidiary of CA and provider of application security testing solutions, to Thoma Bravo, LLC for cash consideration of $950 million.
The discussions below related to our business, reporting segments and financial results for fiscal year 2018 and prior periods do not include any impact from or information relating to the CA Merger.
Acquisitions and Divestitures
The discussion and analysis in this section and the accompanying consolidated financial statements include the results of operations of acquired companies commencing on their respective acquisition dates.
Acquisition of Brocade Communications Systems, Inc.
On November 17, 2017, we acquired Brocade, or the Brocade Merger, for approximately $5.3 billion in cash in exchange for all shares of Brocade common stock issued and outstanding immediately prior to the effective time of the Brocade Merger and paid $701 million to retire Brocade’s term loan. In addition, we assumed all unvested Brocade stock options, RSUs and performance stock units held by continuing employees. All vested in-the-money Brocade stock options, after giving effect to any acceleration, were cashed out upon the Brocade Merger.
We financed the Brocade Merger with the net proceeds from the issuance of our senior unsecured notes, issued during October 2017, or the October 2017 Senior Notes, as well as cash on hand. See Note 8. “Borrowings” included in Part II, Item 8. of this Annual Report on Form 10-K for further detail.

Following the Brocade Merger, on December 1, 2017, we sold Brocade’s Internet Protocol Networking business, including the Ruckus Wireless and ICX Switch businesses, to ARRIS International plc for cash consideration of $800 million, before contractual working capital adjustments.
Acquisition of Broadcom Corporation
On February 1, 2016, Broadcom became the successor to Avago Technologies Limited, or Avago, and acquired Broadcom Corporation, or BRCM, in which, Avago shareholders exchanged their shares on a one-for-one basis for newly issued Broadcom shares, or the Broadcom Merger. BRCM shareholders received, in aggregate, approximately $16.8 billion in cash, 112 million Broadcom shares and 23 million partnership units in exchange for all shares of BRCM common stock, par value $0.0001 per share, issued and outstanding immediately prior to the effective time of the Broadcom Merger. In addition, we also paid $137 million in cash for vested BRCM equity awards. Broadcom also assumed unvested RSUs originally granted by BRCM and converted them into 6 million Broadcom RSUs.
The aggregate consideration for the Broadcom Merger was approximately $35.7 billion. We funded the cash portion of the Broadcom Merger with net proceeds from the issuance of $15.6 billion in term loans under a guaranteed, collateralized credit agreement, or the 2016 Credit Agreement, that we entered into at the time of closing of the Broadcom Merger, as well as cash on hand of the combined companies.
During fiscal year 2016, we completed the sales of certain non-core BRCM businesses for aggregate cash proceeds of $830 million and recognized an aggregate gain of $36 million from the sales.
Net Revenue
Substantially all of our net revenue is derived from sales of a broad range of semiconductor devices that are incorporated into electronic products, as well as from modules, switches and subsystems. We have four reportable segments: wired infrastructure, wireless communications, enterprise storage and industrial & other, which align with our target markets.
Our overall net revenue, as well as the percentage of total net revenue generated by sales in each of our segments, has varied from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality, which are discussed in detail below under “Seasonality”.
OEMs or their contract manufacturers and distributors typically account for the substantial majority of our sales. We sell products directly to OEMs, and other end customers, many of whom also purchase products from our distributors and who direct contract manufacturers to purchase products from us. We have established strong relationships with leading OEM customers across multiple target markets and we have a direct sales force focused on supporting large OEMs. Distributors also account for a significant portion of our business and we recognize revenue upon delivery of product to the distributors, which can cause our quarterly net revenue to fluctuate significantly. Such revenue is reduced for estimated returns and distributor allowances.
Costs and Expenses
Total cost of products sold.  Cost of products sold consists primarily of the costs for semiconductor wafers and other materials as well as the costs of assembling and testing those products and materials. Such costs include personnel and overhead related to our manufacturing operations, which include stock-based compensation expense; related occupancy; computer services; equipment costs; manufacturing quality; order fulfillment; warranty adjustments; inventory adjustments, including write-downs for inventory obsolescence; and acquisition costs, which include direct transaction costs and integration-related costs. Total costs of products sold also includes the purchase accounting effect on inventory, amortization of acquisition-related intangible assets and restructuring charges.
Although we outsource a significant portion of our manufacturing activities, we do have some proprietary semiconductor fabrication facilities. If we are unable to utilize our owned fabrication facilities at a desired level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins.
Research and development.  Research and development expense consists primarily of personnel costs for our engineers engaged in the design and development of our products and technologies, including stock-based compensation expense. These expenses also include project material costs, third-party fees paid to consultants, prototype development expense, allocated facilities costs and other corporate expenses and computer services costs related to supporting computer tools used in the engineering and design process.
Selling, general and administrative.  Selling expense consists primarily of compensation and associated costs for sales and marketing personnel, including stock-based compensation expense, sales commissions paid to our independent sales representatives, advertising costs, trade shows, corporate marketing, promotion, travel related to our sales and marketing operations, related occupancy and equipment costs, and other marketing costs. General and administrative expense consists primarily of compensation and associated costs for executive management, finance, human resources and other administrative personnel, including stock-based compensation expense, outside professional fees, allocated facilities costs, acquisition-related costs and other corporate expenses.
Amortization of acquisition-related intangible assets.  In connection with our acquisitions, we recognize intangible assets that are being amortized over their estimated useful lives of 1 year to 25 years. We also recognize goodwill, which is not amortized, and in-process research and development, or IPR&D, which is initially capitalized as an indefinite-lived intangible asset, in connection with acquisitions. Upon completion of each underlying project, IPR&D assets are reclassified as an amortizable purchased intangible asset and amortized over their estimated useful lives.
Restructuring, impairment and disposal charges. Restructuring, impairment and disposal charges consist primarily of compensation costs associated with employee exit programs, alignment of our global manufacturing operations, rationalizing product development program costs, in-process research and development impairment, fixed asset impairment, facility and lease abandonments, and other exit costs, including curtailment of service or supply agreements.
Interest expense.  Interest expense includes coupon interest, commitment fees, accretion of original issue discount and amortization of debt issuance costs, and expenses related to debt modification.
Other income, net.  Other income, net includes interest income, gains (losses) on foreign currency remeasurement, and other miscellaneous items.
Provision for income taxes.  The 2017 Tax Reform Act made significant changes to the U.S. Internal Revenue Code, including (1) a decrease in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, (2) the accrual of U.S. income tax on foreign earnings when earned, allowing certain foreign dividends to then be tax-exempt, rather than deferring such income tax payments until the foreign earnings are repatriated into the U.S., and (3) the transition tax on the mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations, or the Transition Tax. Following the enactment of the 2017 Tax Reform Act, the Securities and Exchange Commission, or SEC, issued guidance for situations when there is insufficient information to complete the accounting for certain income tax effects of the 2017 Tax Reform Act. Based on our interpretation of the 2017 Tax Reform Act and the SEC’s guidance, we recognized an income tax benefit of $7,278 million during fiscal year 2018. We also recognized an income tax benefit of $1,162 million primarily as a result of the Redomiciliation Transaction.
We have structured our operations to maximize the benefit from tax incentives extended to us in various jurisdictions to encourage investment or employment. One of the tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, provides that any qualifying income earned in Singapore is subject to a tax incentive or reduced rates of Singapore income tax. Subject to our compliance with the conditions specified in this incentive and legislative developments, this Singapore tax incentive is presently expected to expire in fiscal year 2020, subject in certain cases to potential extensions, which we may or may not be able to obtain. Absent this tax incentive, the corporate income tax rate in Singapore that would otherwise apply to us would be 17%. We also have a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028.
The tax incentives and tax holiday that we have obtained are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and we could be required to refund previously realized material tax benefits. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. For fiscal year 2018, the effect of these tax incentives and tax holiday was to increase the benefit from income taxes by approximately $590 million. For fiscal years 2017 and 2016, the effect of these tax incentives and tax holiday was to reduce the overall provision for income taxes by approximately $237 million and $169 million, respectively.
Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows. In addition, taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense.
Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual financial results may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, business combinations, valuation of long-lived assets, intangible assets and goodwill, inventory valuation, income taxes, retirement and post-retirement benefit plan assumptions, stock-based compensation and employee bonus programs. See Note 2. “Summary of Significant Accounting Policies” included in Part II, Item 8. of this Annual Report on Form 10-K for further information on our critical accounting policies and estimates.
Revenue recognition.  We recognize revenue from sales of our products to distributors upon delivery of product to the distributors. An allowance for distributor credits covering price adjustments is made based on our estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions we have made based on our historical estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Different judgments or estimates could result in variances that might be significant to reported operating results. We also record reductions of revenue for rebates in the same period that the related revenue is recorded. We accrue 100% of potential rebates at the time of sale. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. Thus, the reversal of unclaimed rebates may have a positive impact on our net revenue and net income in subsequent periods.
Certain of our product sales are sold in multiple-element arrangements including networking hardware with embedded software products and support, which are considered separate units of accounting. For certain of our products, software and non-software components function together to deliver the tangible products’ essential functionality.
We allocate revenue to each element in a multiple-element arrangement based upon the relative selling price. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price, if it exists, or third-party evidence, or TPE, of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.  Revenue related to support is deferred and recognized ratably over the contractual period.
We determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. For support, we consider stated renewal rates in determining VSOE.
In most instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. When VSOE cannot be established, we attempt to establish the selling price for each element based on TPE.  When we are unable to establish selling price using VSOE or TPE, we use best estimated selling price, or BESP, in our allocation of the arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis.
We determine BESP for a product by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices taking into consideration our go-to-market strategy.
Business combinations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development into commercially viable products, estimated cash flows from the projects when completed, and discount rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.
Valuation of goodwill and long-lived assets.  We perform an annual impairment review of our goodwill during the fourth fiscal quarter of each year, and more frequently if we believe indicators of impairment exist. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. To review for impairment, we first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more-likely-than-not that the fair value of any of our reporting units is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more-likely-than-not that the fair value of any of our reporting units is less than its carrying amount, no further assessment is performed. If we determine that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Our goodwill impairment test uses both the income approach and the market approach to estimate a reporting unit's fair value. The income approach is based on the discounted cash flow method that uses the reporting unit estimates for forecasted future financial performance including revenues, operating expenses, and taxes, as well as working capital and capital asset requirements. These estimates are developed as part of our long-term planning process based on assumed market segment growth rates and our assumed market segment share, estimated costs based on historical data and various internal estimates. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows. The market approach is based on weighting financial multiples of comparable companies and applies a control premium. A reporting unit's carrying value represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash and debt.
We assess the impairment of long-lived assets including purchased in-process research and development, assets, property, plant and equipment, and intangible assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or (iii) significant negative industry or economic trends. The process of evaluating the potential impairment of long-lived assets under the accounting guidance on property, plant and equipment and other intangible assets is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects of our business or the part of our business that the long-lived asset relates to. We also consider market factors specific to the business and estimate future cash flows to be generated by the business, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the long-lived asset stated on our consolidated balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as the real estate market, industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.
Inventory valuation.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our forecast of product demand and production requirements. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, which may cause us to understate or overstate both the provision required for excess and obsolete inventory and cost of products sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations.
Income taxes.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If we determine that a valuation allowance is required, such adjustment to the deferred tax assets would increase our tax expense in the period in which such determination is made. Conversely, if we determine that a valuation allowance exceeds our requirement, such adjustment to the deferred tax assets would decrease tax expense in the period in which such determination is made. In evaluating the exposure associated with various tax filing positions, we accrue an income tax liability when such positions do not meet the more-likely-than-not threshold for recognition.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes, interest and penalties will be due. If our estimate of income tax liabilities proves to be less than the actual amount ultimately assessed, a further charge to tax expense would be required. If the payment of these amounts ultimately proves to be unnecessary, the reversal of the accrued liabilities would result in tax benefits being recognized in the period when we determine the liabilities no longer exist.
Retirement and post-retirement benefit plan assumptions.  Retirement and post-retirement benefit plan costs represent obligations that will ultimately be settled sometime in the future and therefore, are subject to estimation. Pension accounting is intended to reflect the recognition of future retirement and post-retirement benefit plan costs over the employees' average expected future service to us, based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of GAAP. One critical assumption is the discount rate used to calculate the estimated costs. Other important assumptions include the expected long-term return on plan assets, expected future salary increases, the health care cost trend rate, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates, and portfolio composition. We evaluate these assumptions at least annually.
The discount rate is used to determine the present value of future benefit payments at the relevant measurement dates — November 4, 2018 and October 29, 2017, for both U.S. and non-U.S. plans, in fiscal years 2018 and 2017, respectively. The U.S. discount rates are based on the results of matching expected plan benefit payments with cash flows from a hypothetical yield curve constructed with high-quality corporate bond yields. The discount rate for non-U.S. plans was based either on published rates for government bonds or use of a hypothetical yield curve constructed with high- quality corporate bond yields, depending on the availability of sufficient quantities of quality corporate bonds. Lower discount rates increase present values of the pension liabilities and subsequent year pension expense; higher discount rates decrease present values of the pension liabilities and subsequent year pension expense.
The U. S. expected rate of return on plan assets is set equal to the discount rate due to the implementation of our fully-matched, liability-driven investment strategy.
Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experience. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating U.S. pension and post-retirement benefit obligations as of November 4, 2018. Each change of 25 basis points in the discount rate assumption would have had an estimated $33 million impact on the benefit obligations as of November 4, 2018. Each change of 25 basis points in the discount rate assumption and expected rate of return assumption would have an estimated change of $1 million and $3 million, respectively, on annual net retirement benefit costs for fiscal year 2019.
Stock-based compensation expense.  Stock-based compensation expense consists of expense for stock options and RSUs granted to employees and non-employees or assumed from acquisitions as well as expense associated with Broadcom employee stock purchase plan, or ESPP. We recognize compensation expense for time-based stock options and ESPP rights based on the estimated grant-date fair value method required under the authoritative guidance using the Black-Scholes valuation model.
Certain equity awards include both time-based and market-based conditions and are accounted for as market-based awards. The fair value of these market-based awards is estimated on the date of grant using a Monte Carlo simulation model.
Employee Bonus Programs. Our employee bonus programs, which are overseen by our Compensation Committee, or our Board, in the case of our Chief Executive Officer, provide for variable compensation based on the attainment of overall corporate annual targets and functional performance metrics. In the first fiscal quarter of the year, if management determines that it is probable that the targets and metrics will be achieved and the amounts can be reasonably estimated, a variable, proportional compensation accrual is recognized based on an assumed 100% achievement of the targets and metrics. The bonus payout levels can be greater if attainment of metrics and targets is greater than 100% and a portion of the payouts may not occur if a minimum floor of performance is not achieved. In subsequent quarters, we monitor and accrue for variable compensation expense based on our actual progress toward the achievement of the annual targets and metrics. The actual achievement of target metrics at the end of the fiscal year, which is subject to approval by our Compensation Committee, may result in the actual variable compensation amounts being significantly higher or lower than the relevant estimated amounts accrued in earlier quarters, which would result in a corresponding adjustment in the fourth fiscal quarter.

Fiscal Year Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ended November 4, 2018 is a 53-week fiscal year. Fiscal years 2017 and 2016 consisted of 52 weeks.
The financial statements included in Part II, Item 8. of this Annual Report on Form 10-K are presented in accordance with GAAP and expressed in U.S. dollars.

Results of Operations
Fiscal Year 2018 Compared to Fiscal Year 2017

	Fiscal Year Ended
	November 4, 2018	October 29, 2017	November 4, 2018	October 29, 2017

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue	$20,848	$17,636	100%	100%
Cost of products sold:
Cost of products sold	7,021	6,593	34	38
Purchase accounting effect on inventory	70	4	—	—
Amortization of acquisition-related intangible assets	3,004	2,511	14	14
Restructuring charges	20	19	—	—
Total cost of products sold	10,115	9,127	48	52
Gross margin	10,733	8,509	52	48
Research and development	3,768	3,292	18	19
Selling, general and administrative	1,056	787	5	4
Amortization of acquisition-related intangible assets	541	1,764	3	10
Restructuring, impairment and disposal charges	219	161	1	1
Litigation settlements	14	122	—	1
Total operating expenses	5,598	6,126	27	35
Operating income	$5,135	$2,383	25%	13%
Net Revenue
Historically, a relatively small number of customers has accounted for a significant portion of our net revenue. Sales to distributors accounted for 34% and 28% of our net revenue for fiscal years 2018 and 2017, respectively. During fiscal year 2018, no direct customer represented more than 10% of our net revenue. Direct sales to Foxconn Technology Group companies (including Hon Hai Precision Industries) accounted for 14% of our net revenue for fiscal year 2017. We believe our aggregate sales to our top five end customers through all channels accounted for more than 40% of our net revenue for each of fiscal years 2018 and 2017. We believe aggregate sales to Apple, Inc., through all channels, accounted for approximately 25% of our net revenue for fiscal year 2018 and more than 20% for fiscal year 2017. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true in our wireless communications segment as fluctuations may be magnified by the launches of, and seasonal variations in sales of mobile handsets.
In recent years, approximately 50% of our net revenue has come from sales to distributors, OEMs, or contract manufacturers located in China. However, the end customers for either our products or for the end products into which our products are incorporated, are frequently located in countries other than China. As a result, we believe that a substantially smaller percentage of our net revenue is ultimately dependent on sales of either our product or our customers’ product incorporating our product, to end customers located in China.

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Year Ended
Net Revenue by Segment	November 4, 2018	October 29, 2017	$ Change	% Change

	(In millions)
Wired infrastructure	$8,674	$8,549	$125	1%
Wireless communications	6,490	5,404	1,086	20%
Enterprise storage	4,673	2,799	1,874	67%
Industrial & other	1,011	884	127	14%
Total net revenue	$20,848	$17,636	$3,212	18%

	Fiscal Year Ended
Net Revenue by Segment	November 4, 2018	October 29, 2017

	(As a percentage of net revenue)
Wired infrastructure	42%	48%
Wireless communications	31	31
Enterprise storage	22	16
Industrial & other	5	5
Total net revenue	100%	100%
Our total net revenue increased primarily due to the acquisition of Brocade in fiscal year 2018, as well as strong organic year-over-year growth.
Net revenue from our wired infrastructure segment increased slightly primarily due to an increase in demand for our networking application-specific integrated circuit, or ASIC, products, that was largely offset by a decrease in demand for our set top box and optical products. Net revenue from our wireless communications segment increased primarily due to an increase in our wireless content in handsets and a later than typical new handset ramp with a major customer, which resulted in product shipments that typically would have occurred in the fourth quarter of fiscal year 2017 occurring in the first quarter of fiscal year 2018. Net revenue from our enterprise storage segment increased primarily due to contributions from the Brocade Fibre Channel Storage Area Network, or FC SAN, business. Net revenue from our industrial & other segment increased primarily due to an increase in demand for our industrial products.
Gross Margin
Gross margin was $10,733 million for fiscal year 2018 compared to $8,509 million for fiscal year 2017. Gross margin as a percentage of net revenue increased to 52% in fiscal year 2018 from 48% for fiscal year 2017. The fiscal year 2018 increases were primarily due to the addition of Brocade products, as well as a more favorable product mix, partially offset by an increase in amortization of acquisition-related intangible assets. We expect to incur additional amortization of acquisition-related intangible assets in future periods as a result of the CA Merger and any further acquisitions we may make.
Research and Development Expense
Research and development expense increased $476 million, or 14%, in fiscal year 2018. Research and development expense remained relatively flat as a percentage of net revenue at 18% and 19% for fiscal years 2018 and 2017, respectively. The increase in research and development expense dollars for fiscal year 2018 was primarily due to the acquisition of Brocade, higher stock-based compensation expense, and higher variable employee compensation expense due to fiscal year 2018 operating performance. Stock-based compensation expense was higher in fiscal year 2018 primarily due to annual employee equity awards granted at higher grant-date fair values. We expect to incur additional research and development expense in future periods as a result of the CA Merger and any future acquisitions we may make.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $269 million, or 34%, in fiscal year 2018. Selling, general and administrative expense as a percentage of net revenue remained relatively flat at 5% and 4% for fiscal years 2018 and 2017, respectively. The increase in selling, general and administrative expense dollars for fiscal year 2018 was primarily due to the acquisition of Brocade and associated acquisition-related costs, as well as higher stock-based compensation expense. Stock-based compensation expense was higher in fiscal year 2018 primarily due to annual employee equity awards granted at higher grant-date fair values.

Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $1,223 million, or 69%, in fiscal year 2018. The decrease was primarily due to the full amortization of certain intangible assets acquired in the Broadcom Merger, partially offset by the addition of amortization of intangible assets acquired in the Brocade Merger. We expect to report additional amortization of acquisition-related intangible assets in future periods as a result of the CA Merger and any further acquisitions we may make.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges included in operating expenses increased $58 million, or 36%, in fiscal year 2018. The increase was primarily due to an increase in restructuring activities resulting from the Brocade Merger, partially offset by a decrease in BRCM restructuring activities. We expect to incur additional restructuring charges in future periods as a result of the CA Merger and any further acquisitions we may make.
Litigation Settlements
During fiscal years 2018 and 2017, we incurred $14 million and $122 million of litigation charges, respectively, associated with certain legal settlement agreements.
Segment Operating Results

	Fiscal Year Ended
Operating Income	November 4, 2018	October 29, 2017	$ Change	% Change

	(In millions)
Wired infrastructure	$4,093	$3,853	$240	6%
Wireless communications	2,840	2,155	685	32%
Enterprise storage	2,906	1,527	1,379	90%
Industrial & other	571	447	124	28%
Unallocated expenses	(5,275)	(5,599)	324	(6)%
Total operating income	$5,135	$2,383	$2,752	115%

Operating income from our wired infrastructure segment increased primarily due to an increase in demand for our networking ASIC products, primarily offset by a decrease in demand for our set-top box and optical products. Operating income from our wireless communications segment increased primarily due to an increase in our wireless content in handsets, as well as a later than typical new handset ramp with a major customer, which resulted in higher shipments in fiscal year 2018. Operating income from our enterprise storage segment increased primarily due to contributions from the Brocade FC SAN business products. Operating income from our industrial & other segment increased primarily due to increases in demand for our industrial products.
Unallocated expenses include amortization of acquisition-related intangible assets, stock-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, charges for litigation settlements, and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 6% in fiscal year 2018 primarily due to decreases in amortization of acquisition-related intangible assets and charges for litigation settlements, substantially offset by increases in stock-based compensation expense, acquisition-related costs, purchase accounting effect on inventory, and restructuring, impairment and disposal charges.
Non-Operating Income and Expenses
Interest expense. Interest expense was $628 million and $454 million for fiscal years 2018 and 2017, respectively. Interest expense was higher in fiscal year 2018 primarily due to the issuance of our October 2017 Senior Notes, as well as debt commitment fees paid in connection with the Brocade Merger. We expect interest expense to increase in fiscal year 2019 associated with term loan indebtedness we incurred to finance the CA Merger.
Impairment on investment. We recognized $106 million in fiscal year 2018 for an other than temporary impairment of one of our cost method investments.
Loss on extinguishment of debt. Loss on extinguishment of debt was $166 million for fiscal year 2017. We issued senior unsecured notes in January 2017, or January 2017 Senior Notes, to repay all of the term loans outstanding under our guaranteed, collateralized credit agreement dated February 1, 2016. As a result, we wrote-off $166 million of debt issuance costs.

Other income, net. Other income, net includes interest income, gains (losses) on foreign currency remeasurement and other miscellaneous items. Other income, net was $144 million and $62 million in fiscal years 2018 and 2017, respectively. The increase was primarily due to increases in interest income and gains on foreign currency remeasurement.
Provision for income taxes. Our benefit from income taxes was $8,084 million for fiscal year 2018, compared to a provision for income taxes of $35 million for fiscal year 2017. The benefit from income taxes in fiscal year 2018 was primarily due to the income tax benefits recognized from the enactment of the 2017 Tax Reform Act and the Redomiciliation Transaction. The provision for income taxes in fiscal year 2017 was primarily due to an increase in profit before tax and a discrete expense of $76 million resulting from entity reorganizations, partially offset by the recognition of $273 million of excess tax benefits from stock-based equity awards that vested or were exercised during fiscal year 2017 and, to a lesser extent, the recognition of previously unrecognized tax benefits primarily as a result of audit settlements.
Fiscal Year 2017 Compared to Fiscal Year 2016

	Fiscal Year Ended
Statements of Operations Data:	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016

	(In millions)		(As a percentage of net revenue)
Net revenue	$17,636	$13,240	100%	100%
Cost of products sold:
Cost of products sold	6,593	5,295	38	40
Purchase accounting effect on inventory	4	1,185	—	9
Amortization of acquisition-related intangible assets	2,511	763	14	6
Restructuring charges	19	57	—	—
Total cost of products sold	9,127	7,300	52	55
Gross margin	8,509	5,940	48	45
Research and development	3,292	2,674	19	20
Selling, general and administrative	787	806	4	6
Amortization of acquisition-related intangible assets	1,764	1,873	10	14
Restructuring, impairment and disposal charges	161	996	1	8
Litigation settlements	122	—	1	—
Total operating expenses	6,126	6,349	35	48
Operating income (loss)	$2,383	$(409)	13%	(3)%
Net Revenue

	Fiscal Year Ended
Net Revenue by Segment	October 29, 2017	October 30, 2016	$ Change	% Change

	(In millions)
Wired infrastructure	$8,549	$6,582	$1,967	30%
Wireless communications	5,404	3,724	1,680	45%
Enterprise storage	2,799	2,291	508	22%
Industrial & other	884	643	241	37%
Total net revenue	$17,636	$13,240	$4,396	33%

	Fiscal Year Ended
Net Revenue by Segment	October 29, 2017	October 30, 2016

	(As a percentage of net revenue)
Wired infrastructure	48%	50%
Wireless communications	31	28
Enterprise storage	16	17
Industrial & other	5	5
Total net revenue	100%	100%
Our total net revenue increased primarily due to the full year contribution from acquired BRCM products in fiscal year 2017 compared to only three quarters in fiscal year 2016, as well as due to strong organic year-over-year growth.
Net revenue from our wired infrastructure segment increased primarily due to the full year contribution from acquired BRCM products, as well as strong organic year-over-year growth. Net revenue from our wireless communications segment increased primarily due to an increase in our wireless content in handsets, as well as the full year contribution from acquired BRCM products. Net revenue from our enterprise storage segment increased primarily due to strength in demand for our hard disk drive, or HDD, products, as well as increased demand for our custom solid state drive, or SSD, controller, and server storage and connectivity products. The demand for our HDD products was higher in fiscal year 2017 than in fiscal year 2016 due to shortages in the SSD supply chain during fiscal year 2017.
Gross Margin
Gross margin increased by $2,569 million in fiscal year 2017. Gross margin as a percentage of net revenue increased to 48% in fiscal year 2017 from 45% for fiscal year 2016. These increases were primarily attributable to a $1,181 million reduction in acquisition purchase accounting effect on inventory, as well as a more favorable product mix, partially offset by a $1,748 million increase in amortization of acquisition-related intangible assets resulting from the Broadcom Merger. The 33% increase in net revenue was the primary reason for the increase in gross margin dollars.
Research and Development Expense
Research and development expense increased $618 million, or 23%, in fiscal year 2017. Research and development expense remained relatively flat as a percentage of net revenue at 19% and 20% for fiscal years 2017 and 2016, respectively. The increase in research and development expense dollars for fiscal year 2017 was primarily due to a full year of expense resulting from the acquired BRCM businesses and higher stock-based compensation expense, partially offset by benefits from restructuring actions that we initiated following the Broadcom Merger. Stock-based compensation expense was higher in fiscal year 2017 due to equity awards granted to employees from the acquired BRCM businesses, as well as annual employee equity awards granted at higher grant-date fair values.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $19 million, or 2%, in fiscal year 2017. Selling, general and administrative expense as a percentage of net revenue was 4% and 6% for fiscal years 2017 and 2016, respectively. The decrease in selling, general and administrative expense dollars for fiscal year 2017 was primarily due to a decrease in acquisition-related costs and benefits from restructuring actions that we initiated following the Broadcom Merger, partially offset by higher stock-based compensation expense. Stock-based compensation expense was higher in fiscal year 2017 due to annual employee equity awards granted at higher grant-date fair values.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $109 million, or 6%, in fiscal year 2017, due to a decrease in amortization of intangible assets acquired in the Broadcom Merger.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges included in operating expenses decreased $835 million, or 84%, in fiscal year 2017, primarily due to a decrease in the impairment of in-process research and development projects. The decrease was also due to lower employee termination costs as the majority of restructuring activities resulting from the Broadcom Merger were undertaken in fiscal year 2016.
Litigation Settlements
During fiscal year 2017, we incurred $122 million of litigation charges associated with certain legal settlement agreements.

Segment Operating Results

	Fiscal Year Ended
Operating Income (Loss)	October 29, 2017	October 30, 2016	$ Change	% Change

	(In millions)
Wired infrastructure	$3,853	$2,664	$1,189	45%
Wireless communications	2,155	1,282	873	68%
Enterprise storage	1,527	995	532	53%
Industrial & other	447	327	120	37%
Unallocated expenses	(5,599)	(5,677)	78	(1)%
Total operating income (loss)	$2,383	$(409)	$2,792	683%
Operating income from our wired infrastructure segment increased primarily due to a full year of revenue contributions from acquired BRCM products, as well as strong organic year-over-year growth, partially offset by a full year of research and development expense related to the acquired BRCM businesses. Operating income from our wireless communications segment increased primarily due to an increase in our wireless content in handsets, as well as the full year contribution from acquired BRCM products. These increases were partially offset by a full year of research and development expense related to the acquired BRCM businesses. Operating income from our enterprise storage segment increased primarily due to strength in demand for our HDD products, as well as increased demand for our custom SSD controller and server storage connectivity products. Operating income for the wired infrastructure, wireless communications and enterprise storage segments also benefited from lower operating expenses following our restructuring actions. Operating income from our industrial & other segment increased primarily due to an increase in revenue dollars from our optocoupler products and licensing of intellectual property, or IP, partially offset by an increase in legal expense.
Unallocated expenses decreased 1% in fiscal year 2017 primarily due to significant reductions in the purchase accounting effect on inventory and restructuring, impairment and disposal charges, partially offset by increases in amortization of acquisition-related intangible assets and charges for litigation settlements. Additionally, stock-based compensation was higher in fiscal year 2017 due to equity awards granted to employees from the acquired BRCM businesses, as well as annual employee equity awards granted at higher grant-date fair values.
Non-Operating Income and Expenses
Interest expense. Interest expense was $454 million and $585 million for fiscal years 2017 and 2016, respectively. Interest expense was higher in fiscal year 2016 due primarily to one-time debt-related expenses associated with the financing of the Broadcom Merger.
Loss on extinguishment of debt. During January 2017, we issued senior unsecured notes to refinance all of the term loans outstanding under the 2016 Credit Agreement. We terminated the 2016 Credit Agreement, and the revolving credit facility thereunder, in connection with the issuance of the October 2017 Senior Notes, the proceeds of which were used to finance the Brocade Merger. As a result, we wrote off $166 million of outstanding debt issuance costs, which were included in loss on extinguishment of debt. During fiscal year 2016, we made prepayments on our term loan borrowings under the 2016 Credit Agreement and, as a result, recognized $123 million of losses on extinguishment of debt.
Other income, net. Other income, net was $62 million and $10 million in fiscal years 2017 and 2016, respectively. Other income, net, for fiscal year 2017 was primarily comprised of a gain on disposal of assets and interest income.
Provision for income taxes. Our provisions for income taxes were $35 million and $642 million in fiscal years 2017 and 2016, respectively. The provision for income taxes in fiscal year 2017 was primarily due to an increase in profit before tax and a discrete expense of $76 million resulting from entity reorganizations, partially offset by the recognition of $273 million of excess tax benefits from stock-based equity awards that vested or were exercised during fiscal year 2017 and, to a lesser extent, the recognition of previously unrecognized tax benefits primarily as a result of audit settlements.
The income tax provision for fiscal year 2016 was primarily the result of an increase in tax associated with our undistributed earnings, partially offset by income tax benefits from losses from continuing operations and the recognition of previously unrecognized tax benefits as a result of audit settlements.
Seasonality
Historically, our net revenue has typically been higher in the second half of the fiscal year than in the first half, primarily due to seasonality in our wireless communications segment. This segment has historically experienced seasonality due to launches of new mobile handsets manufactured by our OEM customers. However, from time to time, typical seasonality and industry cyclicality are overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, particularly in the wireless communications segment. We have a diversified business portfolio and we believe that our overall revenue is less susceptible to seasonal variations as a result of this diversification.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our primary liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of November 4, 2018 consisted of: (i) $4,292 million in cash and cash equivalents and (ii) cash we expect to generate from operations. In addition, we may also generate cash from the sale of assets and debt financing from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) stock repurchases, if any, (v) cash dividend payments (if and when declared by the Board of Directors), (vi) interest and principal payments related to outstanding indebtedness and (vii) payment of income taxes, including taxes resulting from intercompany transfers of IP. Beginning April 2018, we settle withholding tax amounts due upon vesting of compensatory equity awards using cash on hand and withhold from the grant recipient that number of shares having a value equivalent to the withholding tax amount, referred to as the Tax Shares. This net settlement method reduces the dilutive effects of such awards as they vest. Previously, the Tax Shares were issued and mandatorily sold into the market, and the cash proceeds were used to pay such withholding tax amounts. This change results in an increased use of our cash, particularly in the second quarter of each fiscal year when the majority of our outstanding equity awards vest. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
Our capital expenditures for fiscal year 2018 were lower than fiscal year 2017, due primarily to completion of construction at our Irvine and San Jose campuses. We expect capital expenditures to be lower in fiscal year 2019 as compared to fiscal year 2018.
Our debt and liquidity needs increased as a result of completing the CA Merger. We funded $18.8 billion of cash consideration needed for that transaction with debt financing as well as cash on hand of the combined companies.
We believe that our cash and cash equivalents on hand, cash flows from operations, and the revolving credit facility that we established in connection with the debt funding of the CA Merger, will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction, or evaluation of potential transactions, could require significant use of our cash and cash equivalents, or require us to increase our borrowings to fund such transactions. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances, we may seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service our senior unsecured notes, the term loan A facilities we entered into to fund the CA Merger and any other indebtedness we may incur will depend on our ability to generate cash in the future. We may also elect to sell additional debt or equity securities for reasons other than those specified above.
Working Capital
Working capital decreased to $6,769 million at November 4, 2018 from $13,294 million at October 29, 2017. The decrease was attributable to the following:

•
Cash and cash equivalents decreased to $4,292 million at November 4, 2018 from $11,204 million at October 29, 2017 largely due to $7,258 million of common stock repurchases, $4,780 million paid for the Brocade Merger and $2,998 million of dividend and distribution payments, partially offset by $8,880 million in net cash provided by operating activities. See the “Cash Flows” section below for further details.

•
Inventory decreased to $1,124 million at November 4, 2018 from $1,447 million at October 29, 2017, due to the timing of a major customer's new handset ramp and our continued focus on inventory management.

•
Other current assets decreased to $366 million at November 4, 2018 from $724 million at October 29, 2017, primarily due to lower prepaid expenses, lower prepaid taxes as a result of the 2017 Tax Reform Act, and collection of other receivables.

•	Other current liabilities increased to $812 million at November 4, 2018 from $681 million at October 29, 2017, primarily due to higher deferred revenue associated with the Brocade Merger.
These decreases in working capital were offset in part by the following:

•	Accounts receivable increased to $3,325 million at November 4, 2018 from $2,448 million at October 29, 2017, primarily due to higher volume and revenue linearity.

•	Accounts payable decreased to $811 million at November 4, 2018 from $1,105 million at October 29, 2017, primarily due to timing of vendor payments.

•	Current portion of long-term debt decreased $117 million due to repayment of certain unsecured senior notes assumed in the Broadcom Merger.
Working capital increased to $13,294 million at October 29, 2017 from $4,047 million at October 30, 2016. The increase was attributable to the following:

•
Cash and cash equivalents increased to $11,204 million at October 29, 2017 from $3,097 million at October 30, 2016, largely due to $6,551 million in net cash provided by operating activities as well as $3,980 million of net proceeds from issuance of the October 2017 Senior Notes and the January 2017 Senior Notes, collectively the 2017 Senior Notes, partially offset by $1,745 million of dividend and distribution payments and $674 million net cash used in investing activities. See the “Cash Flows” section below for further details.

•	Accounts receivable increased to $2,448 million at October 29, 2017 from $2,181 million at October 30, 2016 primarily due to higher volume and revenue linearity.

•	Other current assets increased to $724 million at October 29, 2017 from $447 million at October 30, 2016, primarily due to an increase in prepaid taxes.

•
Current portion of long-term debt decreased to $117 million at October 29, 2017 from $454 million at October 30, 2016, due to repayment of the outstanding term loans under the 2016 credit agreement which was subsequently terminated in fiscal year 2017.

•
Other current liabilities decreased to $681 million at October 29, 2017 from $846 million at October 30, 2016, primarily due to utilization of restructuring reserves and reduction of rebate arrangements with our customers, offset by interest accrual for our long-term debt.

•	Accounts payable decreased to $1,105 million at October 29, 2017 from $1,261 million at October 30, 2016, primarily due to timing of vendor payments.

Capital Returns
In April 2018, our Board of Directors authorized the repurchase of up to $12 billion of our common stock from time to time on or prior to November 3, 2019, the end of our fiscal year 2019. During fiscal year 2018, we repurchased and retired approximately 32 million shares of our common stock at a weighted average price of $227.60 under this stock repurchase program. As of November 4, 2018, $4,742 million of the current authorization remained available under our stock repurchase program. On December 5, 2018, subsequent to the end of our fiscal year 2018, our Board of Directors authorized the repurchase of up to an additional $6 billion of our common stock on or prior to the end of our fiscal year 2019.
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

	Fiscal Year Ended
	November 4, 2018	October 29, 2017	October 30, 2016

	(In millions, except per share data)
Cash dividends and distributions paid per share/unit	$7.00	$4.08	$1.94
Cash dividends and distributions paid	$2,998	$1,745	$750
Stock repurchases	$7,258	$—	$—
Cash Flows

	Fiscal Year Ended
	November 4, 2018	October 29, 2017	October 30, 2016

	(In millions)
Net cash provided by operating activities	$8,880	$6,551	$3,411
Net cash used in investing activities	(4,674)	(674)	(9,840)
Net cash provided by (used in) financing activities	(11,118)	2,230	7,704
Net change in cash and cash equivalents	$(6,912)	$8,107	$1,275
Operating Activities
Cash provided by operating activities consisted of net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. The $2,329 million increase in cash provided by operations during fiscal year 2018 compared to fiscal year 2017 was primarily due to the impact of net income, partially offset by adjustments to net income for non-cash items. Net income for fiscal year 2018 reflected an income tax benefit of $8,084 million principally resulting from the enactment of the 2017 Tax Reform Act and the impact from the Redomiciliation Transaction and related internal reorganizations. This benefit was primarily non-cash, resulting in a significant adjustment to net income, and was included in the deferred taxes and other non-cash taxes line in the consolidated statement of cash flows for fiscal year 2018. Other non-cash adjustments to net income for fiscal year 2018 as compared to fiscal year 2017 primarily included decreases in amortization of intangible assets and the non-cash portion of the debt extinguishment loss, partially offset by increases in stock-based compensation and impairment of investment.
The $3,140 million increase in cash provided by operations during fiscal year 2017 compared to fiscal year 2016 was due to the impact of net income and adjustments to net income for non-cash items, partially offset by changes in assets and liabilities. The non-cash adjustments to net income for fiscal year 2017 as compared to fiscal year 2016 primarily included increases in amortization of intangible assets and stock-based compensation, partially offset by decreases in non-cash restructuring, impairment and disposal charges and deferred taxes and other non-cash taxes.
Investing Activities
Cash used in investing activities primarily consisted of cash used for acquisitions, capital expenditures and investments, partially offset by proceeds from sales of businesses and assets. The $4,000 million increase in cash used in investing activities for fiscal year 2018 compared to fiscal year 2017 was primarily related to $4,780 million paid for the Brocade Merger in fiscal year 2018, partially offset by proceeds from sales of businesses as well as lower capital expenditures.

The $9,166 million decrease in cash used in investing activities for fiscal year 2017 compared to fiscal year 2016 was primarily due to $10,055 million paid primarily for the Broadcom Merger in fiscal year 2016 and cash receipts of $441 million from the sale of our Irvine campus in fiscal year 2017, partially offset by a decrease in proceeds from sales of businesses and an increase in capital expenditures and investments.
Financing Activities
Cash provided by (used in) financing activities primarily consisted of net proceeds and payments related to our long-term debt, dividend and distribution payments, stock repurchases, and the issuances of common stock pursuant to our employee equity incentive plans. The $13,348 million increase in cash used in financing activities for fiscal year 2018 compared to fiscal year 2017 was primarily due to $7,258 million of stock repurchases, an increase in dividend and distribution payments and the repayment of debt.
The $5,474 million decrease in cash provided by financing activities for fiscal year 2017 compared to fiscal year 2016 was primarily due to a decrease in net proceeds and payments related to our long-term debt and an increase in dividend and distribution payments.
Indebtedness
See Note 8. “Borrowings” included in Part II, Item 8. of this Annual Report on Form 10-K.
Contractual Commitments

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(In millions)
Debt principal and interest	$20,941	$566	$4,563	$5,306	$10,506
Purchase commitments	852	776	75	1	—
Other contractual commitments	175	105	68	2	—
Operating lease obligations	650	75	113	75	387
Total	$22,618	$1,522	$4,819	$5,384	$10,893
Debt Principal and Interest. Represents principal and interest on borrowings under the 2017 Senior Notes and outstanding senior unsecured notes that we assumed as a result of the Broadcom Merger and Brocade Merger.
Purchase Commitments. Represents unconditional purchase obligations that include agreements to purchase goods or services, primarily inventory, that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Cancellation for outstanding purchase orders for capital expenditures in connection with the internal fabrication facility expansion and construction of our new campuses is generally allowed but requires payment of all costs incurred through the date of cancellation and, therefore, cancelable purchase orders for these capital expenditures are included in the table above.
Other Contractual Commitments. Represents amounts payable pursuant to agreements related to information technology, human resources, financial infrastructure outsourcing services and other service agreements.
Operating Lease Obligations. Represents real property and equipment leased from third parties under non-cancelable operating leases.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at November 4, 2018, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $3,088 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our consolidated balance sheet as of November 4, 2018 have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at November 4, 2018 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
Indemnifications
See Note 13. “Commitments and Contingencies” in Part II, Item 8 of this Form 10-K.

Accounting Changes and Recent Accounting Standards
For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, in our consolidated financial statements, see Note 2. “Summary of Significant Accounting Policies” included in Part II, Item 8. of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Derivative Instruments
We use foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates, which result from our global operating and financing activities. Gains and losses from foreign currency transactions, as well as derivative instruments, were not significant for any period presented in the consolidated financial statements included in this Form 10-K. As of November 4, 2018, we did not have any outstanding foreign exchange forward contracts.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also seek to mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also seek to mitigate collection risks from our customers by performing regular credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, in certain circumstances. As of November 4, 2018, we do not believe that we have any material direct or indirect exposure to the European financial markets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BROADCOM INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Broadcom Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Broadcom Inc. and its subsidiaries (the “Company”) as of November 4, 2018 and October 29, 2017, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended November 4, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of November 4, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 4, 2018 and October 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended November 4, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 4, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 21, 2018
We have served as the Company’s auditor since 2006

BROADCOM INC.
CONSOLIDATED BALANCE SHEETS

	November 4, 2018	October 29, 2017

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$4,292	$11,204
Trade accounts receivable, net	3,325	2,448
Inventory	1,124	1,447
Other current assets	366	724
Total current assets	9,107	15,823
Long-term assets:
Property, plant and equipment, net	2,635	2,599
Goodwill	26,913	24,706
Intangible assets, net	10,762	10,832
Other long-term assets	707	458
Total assets	$50,124	$54,418
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$811	$1,105
Employee compensation and benefits	715	626
Current portion of long-term debt	—	117
Other current liabilities	812	681
Total current liabilities	2,338	2,529
Long-term liabilities:
Long-term debt	17,493	17,431
Other long-term liabilities	3,636	11,272
Total liabilities	23,467	31,232
Commitments and contingencies (Note 13)
Equity:
Broadcom Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none and 22 shares issued and outstanding as of November 4, 2018 and October 29, 2017, respectively	—	—
Common stock and additional paid-in capital, $0.001 par value; 2,900 shares authorized; 408 and 409 shares issued and outstanding as of November 4, 2018 and October 29, 2017, respectively	23,285	20,505
Retained earnings (accumulated deficit)	3,487	(129)
Accumulated other comprehensive loss	(115)	(91)
Total Broadcom Inc. stockholders’ equity	26,657	20,285
Noncontrolling interest	—	2,901
Total equity	26,657	23,186
Total liabilities and equity	$50,124	$54,418
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	November 4, 2018	October 29, 2017	October 30, 2016

	(In millions, except per share data)
Net revenue	$20,848	$17,636	$13,240
Cost of products sold:
Cost of products sold	7,021	6,593	5,295
Purchase accounting effect on inventory	70	4	1,185
Amortization of acquisition-related intangible assets	3,004	2,511	763
Restructuring charges	20	19	57
Total cost of products sold	10,115	9,127	7,300
Gross margin	10,733	8,509	5,940
Research and development	3,768	3,292	2,674
Selling, general and administrative	1,056	787	806
Amortization of acquisition-related intangible assets	541	1,764	1,873
Restructuring, impairment and disposal charges	219	161	996
Litigation settlements	14	122	—
Total operating expenses	5,598	6,126	6,349
Operating income (loss)	5,135	2,383	(409)
Interest expense	(628)	(454)	(585)
Impairment on investment	(106)	—	—
Loss on extinguishment of debt	—	(166)	(123)
Other income, net	144	62	10
Income (loss) from continuing operations before income taxes	4,545	1,825	(1,107)
Provision for (benefit from) income taxes	(8,084)	35	642
Income (loss) from continuing operations	12,629	1,790	(1,749)
Loss from discontinued operations, net of income taxes	(19)	(6)	(112)
Net income (loss)	12,610	1,784	(1,861)
Net income (loss) attributable to noncontrolling interest	351	92	(122)
Net income (loss) attributable to common stock	$12,259	$1,692	$(1,739)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$29.37	$4.19	$(4.46)
Loss per share from discontinued operations	(0.04)	(0.01)	(0.29)
Net income (loss) per share	$29.33	$4.18	$(4.75)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$28.48	$4.03	$(4.57)
Loss per share from discontinued operations	(0.04)	(0.01)	(0.29)
Net income (loss) per share	$28.44	$4.02	$(4.86)

Weighted-average shares:
Basic	418	405	366
Diluted	431	421	383
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
	November 4, 2018	October 29, 2017	October 30, 2016

	(In millions)
Net income (loss)	$12,610	$1,784	$(1,861)
Other comprehensive income (loss), net of tax:
Change in actuarial gain (loss) and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	(8)	43	(61)
Other comprehensive income (loss)	(8)	43	(61)
Comprehensive income (loss)	12,602	1,827	(1,922)
Comprehensive income (loss) attributable to noncontrolling interest	351	92	(122)
Comprehensive income (loss) attributable to common stock	$12,251	$1,735	$(1,800)
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	November 4, 2018	October 29, 2017	October 30, 2016

	(In millions)
Cash flows from operating activities:
Net income (loss)	$12,610	$1,784	$(1,861)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	3,566	4,286	2,640
Depreciation	515	451	402
Stock-based compensation	1,227	921	679
Excess tax benefits from stock-based compensation	—	—	(89)
Deferred taxes and other non-cash taxes	(8,270)	(173)	365
Impairment on investment	106	—	—
Non-cash portion of debt extinguishment loss	—	166	100
Non-cash restructuring, impairment and disposal charges	21	71	662
Amortization of debt issuance costs and accretion of debt discount	24	24	36
Other	37	7	(6)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(652)	(267)	(491)
Inventory	417	(39)	996
Accounts payable	(325)	(97)	33
Employee compensation and benefits	6	109	163
Contributions to defined benefit pension plans	(130)	(361)	(33)
Other current assets and current liabilities	369	(490)	(98)
Other long-term assets and long-term liabilities	(641)	159	(87)
Net cash provided by operating activities	8,880	6,551	3,411
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(4,800)	(40)	(10,055)
Proceeds from sales of businesses	773	10	898
Purchases of property, plant and equipment	(635)	(1,069)	(723)
Proceeds from disposals of property, plant and equipment	239	441	5
Purchases of investments	(249)	(207)	(58)
Proceeds from sales and maturities of investments	54	200	104
Other	(56)	(9)	(11)
Net cash used in investing activities	(4,674)	(674)	(9,840)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	17,426	19,510
Repayment of debt	(973)	(13,668)	(11,317)
Payment of debt issuance costs	—	(24)	(123)
Dividend and distribution payments	(2,998)	(1,745)	(750)
Repurchase of common stock	(7,258)	—	—
Issuance of common stock, net of shares withheld for employee taxes	156	257	295
Excess tax benefits from stock-based compensation	—	—	89
Payment of capital lease obligations	(21)	(16)	—
Other	(24)	—	—
Net cash provided by (used in) financing activities	(11,118)	2,230	7,704
Net change in cash and cash equivalents	(6,912)	8,107	1,275
Cash and cash equivalents at beginning of period	11,204	3,097	1,822
Cash and cash equivalents at end of period	$4,292	$11,204	$3,097
Supplemental disclosure of cash flow information:
Cash paid for interest	$547	$310	$448
Cash paid for income taxes	$512	$349	$242
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Preferred Stock		Common Stock and Additional Paid-in Capital		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Broadcom Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount

	(In millions)
Balance as of November 1, 2015	—	$—	276	$2,547	$2,240	$(73)	$4,714	$—	$4,714
Net loss	—	—	—	—	(1,739)	—	(1,739)	(122)	(1,861)
Other comprehensive loss	—	—	—	—	—	(61)	(61)	—	(61)
Issuance of common stock upon the acquisition of Broadcom Corporation	—	—	112	15,438	—	—	15,438	—	15,438
Issuance by Broadcom Cayman L.P. of exchangeable limited partnership units upon the acquisition of Broadcom Corporation	—	—	—	—	—	—	—	3,140	3,140
Issuance of preferred stock	23	—	—	—	—	—	—	—	—
Fair value of partially vested equity awards assumed in connection with the acquisition of Broadcom Corporation	—	—	—	182	—	—	182	—	182
Cash dividends declared and paid to common stockholders	—	—	—	—	(716)	—	(716)	—	(716)
Cash distribution declared and paid by Broadcom Cayman L.P. on exchangeable limited partnership units	—	—	—	—	—	—	—	(34)	(34)
Common stock issued	—	—	10	295	—	—	295	—	295
Stock-based compensation	—	—	—	690	—	—	690	—	690
Excess tax benefits from stock-based compensation	—	—	—	89	—	—	89	—	89
Balance as of October 30, 2016	23	—	398	19,241	(215)	(134)	18,892	2,984	21,876
Net income	—	—	—	—	1,692	—	1,692	92	1,784
Other comprehensive income	—	—	—	—	—	43	43	—	43
Cumulative effect of accounting change	—	—	—	—	47	—	47	3	50
Cash dividends declared and paid to common stockholders	—	—	—	—	(1,653)	—	(1,653)	—	(1,653)
Cash distribution declared and paid by Broadcom Cayman L.P. on exchangeable limited partnership units	—	—	—	—	—	—	—	(92)	(92)
Exchange of exchangeable limited partnership units for common stock and cancellation of preferred stock	(1)	—	1	86	—	—	86	(86)	—
Common stock issued	—	—	10	257	—	—	257	—	257
Stock-based compensation	—	—	—	921	—	—	921	—	921
Balance as of October 29, 2017	22	—	409	20,505	(129)	(91)	20,285	2,901	23,186
Net income	—	—	—	—	12,259	—	12,259	351	12,610
Other comprehensive loss	—	—	—	—	—	(8)	(8)	—	(8)
Cumulative effect of accounting change	—	—	—	—	(237)	(16)	(253)	(13)	(266)
Fair value of partially vested equity awards assumed in connection with the acquisition of Brocade Communications Systems, Inc.	—	—	—	8	—	—	8	—	8
Cash dividends declared and paid to common stockholders	—	—	—	—	(2,921)	—	(2,921)	—	(2,921)
Cash distribution declared and paid by Broadcom Cayman L.P. on exchangeable limited partnership units	—	—	—	—	—	—	—	(77)	(77)
Exchange of exchangeable limited partnership units for common stock and redemption of preferred stock due to the Redomiciliation Transaction	(22)	—	22	3,162	—	—	3,162	(3,162)	—
Common stock issued, net of shares withheld for employee taxes	—	—	9	156	—	—	156	—	156
Stock-based compensation	—	—	—	1,227	—	—	1,227	—	1,227
Repurchases of common stock	—	—	(32)	(1,773)	(5,485)	—	(7,258)	—	(7,258)
Balance as of November 4, 2018	—	$—	408	$23,285	$3,487	$(115)	$26,657	$—	$26,657
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation
Overview
Broadcom Inc., or Broadcom, is the successor to Broadcom Limited, a company organized under the laws of the Republic of Singapore, or Broadcom-Singapore. As part of the plan to cause the publicly traded parent company of Broadcom to be a Delaware corporation, or the Redomiciliation Transaction, after the close of market trading on April 4, 2018, Broadcom and Broadcom-Singapore completed a statutory scheme of arrangement under Singapore law pursuant to which all Broadcom-Singapore outstanding ordinary shares were exchanged on a one-for-one basis for newly issued shares of Broadcom common stock and Broadcom-Singapore became an indirect wholly-owned subsidiary of Broadcom.
In conjunction with the Redomiciliation Transaction, all outstanding exchangeable limited partnership units, or LP Units, of Broadcom Cayman L.P., or the Partnership, a subsidiary of Broadcom-Singapore, were mandatorily exchanged, or the Mandatory Exchange, on a one-for-one basis for newly issued shares of Broadcom common stock. As a result, all limited partners of the Partnership became common stockholders of Broadcom. In addition, all related outstanding special preference shares of Broadcom-Singapore were automatically redeemed upon the Mandatory Exchange. Consequently, the limited partners no longer hold a noncontrolling interest in the Partnership and we subsequently deregistered the Partnership.
The scheme of arrangement was accounted for as an exchange of equity interests among entities under common control. All assets and liabilities of Broadcom-Singapore were assumed by Broadcom, resulting in the retention of the historical basis of accounting as if they had always been combined for accounting and financial reporting purposes.
The financial statements relate to:

•	Avago Technologies Limited, or Avago, predecessor to Broadcom-Singapore, for periods prior to February 1, 2016;

•	Broadcom-Singapore for the period from February 1, 2016 to April 4, 2018, the effective date of the Redomiciliation Transaction; and

•	Broadcom for periods after April 4, 2018.
Unless stated otherwise or the context otherwise requires, references to "Broadcom", "we", "our" and "us" mean Broadcom Inc. and its consolidated subsidiaries from the effective date of the Redomiciliation Transaction and, prior to that time, our predecessors Broadcom-Singapore or Avago for the periods specified above.
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Through our fiscal year ended November 4, 2018, or fiscal year 2018, we had four reportable segments: wired infrastructure, wireless communications, enterprise storage and industrial & other, which align with our principal target markets.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year 2018 was a 53-week fiscal year, with our first fiscal quarter containing 14 weeks. The first quarter of our fiscal year 2018 ended on February 4, 2018, the second quarter ended on May 6, 2018 and the third quarter ended on August 5, 2018. Our fiscal years ended October 29, 2017, or fiscal year 2017, and October 30, 2016, or fiscal year 2016, were 52-week fiscal years.
On November 17, 2017, we acquired Brocade Communications Systems, Inc., or Brocade. On February 1, 2016, we acquired Broadcom Corporation, or BRCM. The accompanying consolidated financial statements include the results of operations of Brocade and BRCM commencing as of their respective acquisition dates.
The accompanying consolidated financial statements include the accounts of Broadcom and its subsidiaries and have been prepared in accordance with generally accepted principles in the United States, or GAAP. All intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Foreign currency remeasurement.  We operate in a U.S. dollar functional currency environment. As such, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary items such as inventory and property, plant and equipment, which are remeasured at historical exchange rates. The effects of foreign currency remeasurement were not material for any period presented.
Use of estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.
Cash and cash equivalents.  We consider all highly liquid investment securities with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. We determine the appropriate classification of our cash and cash equivalents at the time of purchase.
Trade accounts receivable, net.  Trade accounts receivable are recognized at the invoiced amount and do not bear interest. Accounts receivable are reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer-specific experience and the aging of such receivables, among other factors. Allowances for doubtful accounts were not material as of November 4, 2018 or October 29, 2017. Accounts receivable are also recognized net of sales returns and distributor credit allowances. These amounts are recognized when it is both probable and estimable that discounts will be granted or products will be returned. Allowances for sales returns and distributor credit allowances at November 4, 2018 and October 29, 2017 were $161 million and $208 million, respectively.
Concentrations of credit risk and significant customers.  Our cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. We seek to mitigate our credit risks by spreading such risks across multiple counterparties and monitoring the risk profile of these counterparties. Our accounts receivable are derived from revenue earned from customers located both within and outside the U.S. We mitigate collection risks from our customers by performing regular credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.
Concentration of other risks.  The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, timely implementation of new manufacturing technologies, ability to safeguard patents and other intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. We are exposed to the risk of obsolescence of our inventory depending on the mix of future business.
Inventory.  We value our inventory at the lower of actual cost or net realizable value of the inventory, with cost being determined under the first-in, first-out method. We record a provision for excess and obsolete inventory based primarily on our forecast of product demand and production requirements. The excess and obsolete balance determined by this analysis becomes the basis for our excess and obsolete inventory charge and the written-down value of the inventory becomes its new cost basis.
Retirement benefits. Post-retirement benefit plan assets and liabilities are estimates of benefits that we expect to pay to eligible retirees. We consider various factors in determining the value of our post-retirement net assets, including the number of employees that we expect to receive benefits and other actuarial assumptions.
For defined benefit pension plans, we consider various factors in determining our respective pension liabilities and net periodic benefit costs, including the number of employees that we expect to receive benefits, their salary levels and years of service, the expected return on plan assets, the discount rate, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of the retirement benefit plans differ from our current assumptions, the benefit obligations may be over- or under-valued.
The key benefit plan assumptions are the discount rate and the expected rate of return on plan assets. The U.S. discount rates are based on the results of matching expected plan benefit payments with cash flows from a hypothetical yield curve constructed with high-quality corporate bond yields. The U. S. expected rate of return on plan assets is set equal to the discount rate due to the implementation of our fully-matched, liability-driven investment strategy.
For the non-U.S. plans, we set assumptions specific to each country.

Derivative instruments.  We are subject to foreign currency risks for transactions denominated in foreign currencies, primarily the Singapore Dollar, Israeli Shekel, Euro, Japanese Yen and Indian Rupee. Therefore, we enter into foreign exchange forward contracts to manage financial exposures resulting from the changes in the exchange rates of these foreign currencies. These contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and forecasted revenue and expense transactions that are denominated in currencies other than the functional currency of the subsidiary which has the exposure. We exclude time value from the measurement of effectiveness. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; our hedging contracts generally mature within three months. We do not use derivative financial instruments for speculative or trading purposes.
We designate our forward contracts as either cash flow or fair value hedges. All derivatives are recognized on the consolidated balance sheets at their fair values based on Level 2 inputs as defined in the fair value hierarchy. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. For derivative instruments that are designated and qualify as fair value hedges, changes in value of the instruments are recognized in income (loss) in the current period. Such hedges are recognized in net income (loss) and are offset by the changes in fair value of the underlying assets or liabilities being hedged. For derivative instruments that are designated and qualify as cash flow hedges, changes in the value of the effective portion of the derivative instrument are recognized in accumulated other comprehensive loss, a component of stockholders’ equity. These amounts are then reclassified and recognized in net income (loss) when either the forecasted transaction affects earnings or it becomes probable the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in net income (loss) in the current period, which have not been material to date. Changes in the value of derivative instruments not designated as hedges are recognized in other income, net, in our consolidated statements of operations. As of November 4, 2018 and October 29, 2017, we did not have any outstanding foreign exchange forward contracts.
Property, plant and equipment.  Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions, improvements and major renewals are capitalized, and maintenance, repairs and minor renewals are expensed as incurred. Assets are held in construction in progress until placed in service, upon which date, we begin to depreciate these assets. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our property, plant and equipment balances and the resulting gain or loss is reflected in the consolidated statements of operations. Buildings and leasehold improvements are generally depreciated over 15 to 40 years, or over the lease period, whichever is shorter, and machinery and equipment are generally depreciated over three to ten years. We use the straight-line method of depreciation for all property, plant and equipment.
Fair value measurement.  Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy is applied to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include cash equivalents, banker's acceptances, trading securities investments and investment funds. We measure trading securities investments and investment funds at quoted market prices as they are traded in an active market with sufficient volume and frequency of transactions.
Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified contractual term, a Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investments, goodwill, intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are impaired. Quantitative information for Level 3 assets and liabilities reviewed at each reporting period includes indicators of significant deterioration in the earnings performance, credit rating, asset quality, business prospects of the investee, and financial indicators of the investee's ability to continue as a going concern.
Business combinations. We account for business combinations under the acquisition method of accounting, which requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations. Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain acquired intangible assets under the income approach include growth in future expected cash flows from product sales, customer contracts and acquired technologies, technology obsolescence rates, expected costs to develop in-process research and development, or IPR&D, into commercially viable products, estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Goodwill.  Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. To review for impairment we first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. Those factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more likely than not that the fair value of any of our reporting units is less than its carrying amount, no further assessment is performed. If we determine that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. Otherwise, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit. The implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.
Long-lived assets. Purchased finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is recognized over the periods during which the intangible assets are expected to contribute to our cash flows. Purchased IPR&D projects are capitalized at fair value as an indefinite lived intangible asset and assessed for impairment thereafter. Upon completion of each underlying project, IPR&D assets are reclassified as an amortizable purchased intangible asset and amortized over their estimated useful lives. If an IPR&D project is abandoned, we recognize the carrying value of the related intangible asset in our consolidated statements of operations in the period it is abandoned. On a quarterly basis, we monitor factors and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets and property, plant and equipment, may not be recoverable. Factors we consider important which could trigger an impairment review include (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (iii) significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use and eventual disposition of the asset (or asset group) is less than the net book value of the asset (or asset group). The amount of the impairment loss will generally be measured as the difference between the net book value of the asset (or asset group) and the estimated fair value.
Warranty.  We accrue for the estimated costs of product warranties at the time revenue is recognized. Product warranty costs are estimated based upon our historical experience and specific identification of the products requirements, which may fluctuate based on product mix. Additionally, we accrue for warranty costs associated with occasional or unanticipated product quality issues if a loss is probable and can be reasonably estimated.
Revenue recognition.  We recognize revenue related to sales of our products, net of trade discounts and allowances, provided that (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title and risk of loss have transferred, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. We consider the price to be determinable when the price is not subject to refund or adjustments or when any such adjustments can be estimated. We evaluate the creditworthiness of our customers to determine that appropriate credit limits are established prior to the acceptance of an order. Revenue, including sales to resellers and distributors, is reduced for estimated returns and distributor allowances.

We recognize revenue from sales of our products to distributors upon delivery of product to the distributors. An allowance for distributor credits covering price adjustments is made based on our estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions we have made based on our historical estimates. We also record reductions of revenue for rebates in the same period that the related revenue is recorded. We accrue 100% of potential rebates at the time of sale. We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. Thus, the reversal of unclaimed rebates may have a positive impact on our net revenue and results of operations in subsequent periods.
Certain of our product sales are sold in multiple-element arrangements including networking hardware with embedded software products and support, which are considered separate units of accounting. For certain of our products, software and non-software components function together to deliver the tangible products’ essential functionality.
We allocate revenue to each element in a multiple-element arrangement based upon the relative selling price. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price, if it exists, or third-party evidence, or TPE, of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.  Revenue related to support is deferred and recognized ratably over the contractual period.
We determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. For support, we consider stated renewal rates in determining VSOE.
In most instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. When VSOE cannot be established, we attempt to establish the selling price for each element based on TPE.  When we are unable to establish selling price using VSOE or TPE, we use best estimated selling price, or BESP, in our allocation of the arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices taking into consideration our go-to-market strategy.
We enter into development agreements with some of our customers and recognize revenue from these agreements upon completion and acceptance by the customer of contract deliverables or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion or delivery of services. As we retain the intellectual property generated from these development agreements, costs related to these arrangements are included in research and development expense.
Revenue from upfront payments for the licensing of our patents is recognized when the arrangement is mutually signed, if there is no future delivery or future performance obligation and all other criteria are met. Revenue from guaranteed royalty streams are recognized when paid, or collection is reasonably assured and all other criteria are met. When patent licensing arrangements include royalties for future sales of the licensees’ products using our licensed patented technology, revenue is recognized when the royalty report is received from the licensee, at which time the sales price is determinable, provided that all other criteria have been met.
Research and development.  Research and development expense consists primarily of personnel costs for our engineers and third parties engaged in the design and development of our products, software and technologies, including salary, bonus and stock-based compensation expense, project material costs, services and depreciation. Such costs are charged to research and development expense as they are incurred.
Stock-based compensation expense.  We recognize compensation expense for time-based restricted stock units, or RSUs, using the straight-line amortization method based on the fair value of RSUs on the date of grant. The fair value of RSUs is the closing market price of Broadcom common stock on the date of grant, reduced by the present value of dividends expected to be paid on Broadcom common stock prior to vesting. We recognize compensation expense for time-based stock options and employee stock purchase plan rights under the Broadcom Limited Second Amended and Restated Employee Share Purchase Plan, as amended, or ESPP, based on the estimated grant-date fair value determined using the Black-Scholes valuation model with a straight-line amortization method.
Certain equity awards include both service and market conditions. The fair value of market-based awards is estimated on the date of grant using the Monte Carlo simulation technique. Compensation expense for market-based awards is amortized based upon a graded vesting method over the service period.

We estimate forfeitures expected to occur and recognize stock-based compensation expense for such awards expected to vest. Changes in the estimated forfeiture rates can have a significant effect on stock-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.
Shipping and handling costs.  Our shipping and handling costs charged to customers are included in net revenue and the associated expense is included in cost of products sold in the consolidated statements of operations for all periods presented.
Litigation and settlement cost. We are involved in legal actions and other matters arising in our recent business acquisitions and in the normal course of business. We recognize an estimated loss contingency when the outcome is probable prior to issuance of the consolidated financial statements and we are able to reasonably estimate the amount or range of any possible loss.
Taxes on income.  We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. If we determine that we are able to realize our deferred income tax assets in the future in excess of their net carrying values, we adjust the valuation allowance and reduce the provision for income taxes. Likewise, if we determine that we are not be able to realize all or part of our net deferred tax assets, we increase the provision for income taxes in the period such determination is made.
We account for uncertainty in income taxes in accordance with the applicable accounting guidance on income taxes. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.
Net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money stock options, unvested RSUs and ESPP rights (together referred to as equity awards). Diluted shares outstanding also included shares issuable upon the exchange of LP Units for fiscal year 2016. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income (loss) per share.
The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and to purchase shares under the ESPP and the amount of compensation cost for future service that we have not yet recognized are collectively assumed to be used to repurchase shares. For fiscal year 2016, the amount of tax benefits that would be recognized when equity awards become deductible for income tax purposes was also assumed to be used to repurchase shares.
The dilutive effect of LP Units was calculated using the if-converted method. The if-converted method assumed that the LP Units were converted at the beginning of the reporting period and included net loss attributable to noncontrolling interest for fiscal year 2016.
Reclassifications. Certain reclassifications have been made to the prior period consolidated balance sheet and statements of cash flows. These reclassifications have no impact on the previously reported net assets or net cash activities.
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
Recent Accounting Guidance Not Yet Adopted
In August 2016, the FASB issued guidance related to the classification of certain transactions on the statement of cash flows. This guidance will be effective for the first quarter of our fiscal year 2019; however, early adoption is permitted. We will present our statements of cash flows in accordance with this guidance for the affected transactions occurring subsequent to adoption.
In February 2016, the FASB issued guidance related to the accounting for leases, which among other things, requires a lessee to recognize lease assets and lease liabilities on the balance sheet for operating leases. This guidance will be effective for the first quarter of our fiscal year 2020. The new guidance is required to be applied using a modified retrospective approach. We are evaluating the impact that this guidance will have on our consolidated financial statements, consisting primarily of a balance sheet gross up of right-of-use assets and lease liabilities on the consolidated balance sheets upon adoption, which will increase the Company's total assets and liabilities.
In January 2016, the FASB issued guidance related to the recognition, measurement, presentation and disclosure of financial instruments and requires, among others, equity securities to be measured at fair value with changes in fair value recognized through net income. The guidance is required to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. This guidance will be effective for the first quarter of our fiscal year 2019. We are evaluating the impact that this guidance will have on our consolidated financial statements, including other long-term assets and other income, net, for changes in fair value of equity securities.
In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The effective date of the guidance, as amended, will be the first quarter of our fiscal year 2019. The new standard creates a single source of revenue guidance under GAAP, eliminating industry-specific guidance.
The underlying principle of the standard is to recognize revenue when a customer obtains control of promised goods or services at an amount that reflects the consideration that is expected to be received in exchange for those goods or services. An entity should apply a five-step approach for recognizing revenue as follows (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The standard also requires increased disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with customers.
The standard allows two methods of adoption: (1) retrospectively to each prior period presented (“full retrospective method”), or (2) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective method"). We plan to adopt the new standard using the modified retrospective method at the beginning of our first quarter of fiscal year 2019. We are finalizing our analysis to quantify the adoption impact of the provisions of the new standard. We expect to use the input method to determine our revenue from development arrangements that are currently recognized upon completion and acceptance of our contract deliverables.
3. Acquisitions
Acquisition of Brocade
On November 17, 2017, or the Brocade Acquisition Date, we acquired Brocade, or the Brocade Merger. Brocade was a supplier of networking hardware, software and services, including Fibre Channel Storage Area Network, or FC SAN, solutions and Internet Protocol Networking, or IP Networking, solutions. We acquired Brocade to enhance our position as a provider of enterprise storage connectivity solutions, broaden our portfolio for enterprise storage, and to increase our ability to address the evolving needs of our original equipment manufacturer, or OEM, customers. We financed the Brocade Merger with a portion of the net proceeds from the issuance of the 2017 Senior Notes, as defined and discussed in further detail in Note 8. “Borrowings,” as well as with cash on hand.

Purchase Consideration

(In millions)
Cash paid for outstanding Brocade common stock	$5,298
Cash paid by Broadcom to retire Brocade’s term loan	701
Cash paid for Brocade equity awards	31
Fair value of partially vested assumed equity awards	8
Total purchase consideration	6,038
Less: cash acquired	1,250
Total purchase consideration, net of cash acquired	$4,788
We assumed all unvested Brocade stock options, RSUs and performance stock units, or PSUs, held by continuing employees. The portion of the fair value of partially vested equity awards associated with prior service of Brocade employees represents a component of the total consideration as presented above. All vested in-the-money Brocade stock options, after giving effect to any acceleration, were cashed out upon the completion of the Brocade Merger. RSUs and PSUs were valued based on our share price as of the Brocade Acquisition Date.
The following table presents our allocation of the total purchase price, net of cash acquired:

Estimated Fair Value
(In millions)
Current assets	$1,297
Goodwill	2,187
Intangible assets	3,396
Other long-term assets	82
Total assets acquired	6,962
Current portion of long-term debt	(856)
Other current liabilities	(374)
Long-term debt	(38)
Other long-term liabilities	(906)
Total liabilities assumed	(2,174)
Fair value of net assets acquired	$4,788
Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the Brocade business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the Brocade Merger. Goodwill is not deductible for tax purposes.
Current assets included assets held-for-sale related to Brocade’s IP Networking business, which was not aligned with our strategic objectives. On December 1, 2017, we sold this business to ARRIS International plc, or ARRIS, for cash consideration of $800 million, before contractual working capital adjustments. In connection with this sale, we indemnified ARRIS for $116 million of potential income tax liabilities. We provided transitional services as short-term assistance to ARRIS in assuming the operations of the purchased business. We do not have any material continuing involvement with this business and have presented its results in discontinued operations.
Current assets also included assets held-for-sale for Brocade’s headquarters, which was sold for $224 million during fiscal year 2018, for no gain or loss.
Our results of continuing operations for fiscal year 2018 included $1,780 million of net revenue attributable to Brocade. It is impracticable to determine the effect on net income attributable to Brocade as we have integrated a substantial portion of Brocade into our ongoing operations. The results of operations of Brocade were primarily included in our enterprise storage segment. Transaction costs of $29 million related to the Brocade Merger were included in selling, general and administrative expense for fiscal year 2018.

Intangible Assets

	Fair Value	Weighted-Average Amortization Periods
	(In millions)	(In years)
Developed technology	$2,925	10
Customer contracts and related relationships	255	11
Trade name and other	61	6
Total identified finite-lived intangible assets	3,241
IPR&D	155	N/A
Total identified intangible assets	$3,396
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
The fair value of IPR&D was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the contribution of other assets to those cash flows.
We believe the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the Brocade Acquisition Date.
The following table summarizes the details of IPR&D by category at the Brocade Acquisition Date:

Description	IPR&D	Percentage of Completion	Estimated Cost to Complete	Expected Release Date (By Fiscal Year)

	(Dollars in millions)
Directors	$64	72%	$45	2019
Switches	$50	81%	$21	2018
Embedded	$31	74%	$22	2019
Networking software	$10	73%	$27	2018
A discount rate of 11% was applied to the projected cash flows to reflect the risk related to these IPR&D projects. The discount rate represents a premium of 1% over the weighted-average cost of capital to reflect the higher risk and uncertainty of the cash flows for IPR&D relative to the overall businesses.

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

	Fiscal Year
	2018	2017

Pro forma net revenue	$20,978	$19,441
Pro forma net income attributable to common stock	$12,408	$986
Acquisition of Broadcom Corporation
On February 1, 2016, or the Broadcom Acquisition Date, we acquired BRCM, or the Broadcom Merger, for aggregate consideration, consisting of both cash and equity consideration, of approximately $28,758 million, net of cash acquired.
We funded the cash portion of the Broadcom Merger with the net proceeds from the issuance of the term loan facilities provided for under our guaranteed, collateralized credit agreement entered into on February 1, 2016, or the 2016 Credit Agreement, as well as cash on hand of the combined companies. The 2016 Credit Agreement provided for a Term A loan facility in the aggregate principal amount of $4,400 million, a Term B-1 dollar loan facility in the aggregate principal amount of $9,750 million, or the Term B-1 Loan, a Term B-1 euro loan facility in the aggregate principal amount of €900 million, equivalent to $978 million as of February 1, 2016, and a Term B-2 loan facility in the aggregate principal amount of $500 million.
BRCM was a leader in semiconductor solutions for wired and wireless communications and provided a broad portfolio of highly-integrated system-on-a-chip solutions that seamlessly deliver voice, video, data and multimedia connectivity in the home, office and mobile environments. We acquired BRCM to position us as a global diversified leader in wired and wireless communication semiconductors, to deepen our broad portfolios, and to enable us to better address the evolving needs of customers across the wired and wireless end markets.
Purchase Consideration

(In millions)
Cash for outstanding BRCM common stock	$16,798
Fair value of Broadcom common stock issued for outstanding BRCM common stock	15,438
Fair value of Partnership LP units issued for outstanding BRCM common stock	3,140
Fair value of partially vested assumed RSU awards	182
Cash for vested BRCM equity awards	137
Effective settlement of pre-existing relationships	11
Total purchase consideration	35,706
Less: cash acquired	6,948
Total purchase consideration, net of cash acquired	$28,758
We issued 112 million shares of common stock and the Partnership issued 23 million Partnership LP Units, all of which are valued and presented in the above table, to former BRCM shareholders in the Broadcom Merger. Broadcom also assumed unvested RSUs originally granted by BRCM and converted them into 6 million Broadcom RSUs. The portion of the fair value of partially vested assumed RSUs associated with prior service of BRCM employees represented a component of the total consideration, as presented above, and was valued based on Broadcom’s stock price as of the Broadcom Acquisition Date.

The following table presents our allocation of the total purchase price, net of cash acquired:

Fair Value
(In millions)
Trade accounts receivable	$669
Inventory	1,853
Assets held-for-sale	833
Other current assets	194
Property, plant and equipment	889
Goodwill	22,992
Intangible assets	14,808
Other long-term assets	121
Total assets acquired	42,359
Accounts payable	(559)
Employee compensation and benefits	(104)
Current portion of long-term debt	(1,475)
Other current liabilities	(780)
Long-term debt	(139)
Other long-term liabilities	(10,544)
Total liabilities assumed	(13,601)
Fair value of net assets acquired	$28,758
Goodwill is primarily attributable to the assembled workforce, anticipated synergies and economies of scale expected from the operations of the combined company. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the Broadcom Merger. Goodwill is not deductible for tax purposes.
The assets held-for-sale represented those BRCM businesses that were not aligned with our strategic objectives. During fiscal year 2016, we sold certain BRCM businesses for aggregate cash proceeds of $830 million. In connection with these sales, we provided transitional services to the buyers as short-term assistance in assuming the operations of the purchased businesses. We do not have any material continuing involvement with these businesses and have presented their results in discontinued operations.
Our results of continuing operations for fiscal year 2016 included $6,993 million of net revenue attributable to BRCM. It is impracticable to determine the effect on net loss attributable to BRCM for fiscal year 2016 as we immediately integrated BRCM into our ongoing operations. Transaction costs of $42 million incurred related to the Broadcom Merger were included in selling, general and administrative expense in the consolidated statements of operations for fiscal year 2016.
Intangible Assets

	Fair Value	Weighted-Average Amortization Periods
	(In millions)	(In years)
Developed technology	$9,010	6
Customer contracts and related relationships	2,703	2
Order backlog	750	< 1
Trade name	350	17
Other	45	16
Total identified finite-lived intangible assets	12,858
IPR&D	1,950	N/A
Total identified intangible assets, net of assets held-for-sale	14,808
Intangible assets included in assets held-for-sale	320
Identified intangible assets	$15,128
Developed technology relates to products for wired and wireless communication applications. We valued the developed technology using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
Customer contracts and related relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of BRCM. Customer contracts and related relationships were valued using the with-and-without-method under the income approach. In this method, the fair value was measured by the difference between the present values of the cash flows with and without the existing customers in place over the period of time necessary to reacquire the customers. The economic useful life was determined based on historical customer turnover rates.
Order backlog represents business under existing contractual obligations. The fair value of backlog was determined using the multi-period excess earnings method under the income approach based on expected operating cash flows from future contractual revenue. The economic useful life was determined based on the expected life of the backlog and the cash flows over the forecast period.
Trade name relates to the “Broadcom” trade name. The fair value was determined by applying the relief-from-royalty method under the income approach. This valuation method is based on the application of a royalty rate to forecasted revenue under the trade name. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods.
The fair value of IPR&D was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the contribution of other assets to those cash flows.
We believe the amounts of purchased intangible assets recorded above represented the fair values of, and approximated the amounts a market participant would pay for, these intangible assets.
The following table summarizes the details of IPR&D by category as of the Broadcom Acquisition Date:

Description	IPR&D	Percentage of Completion	Estimated Cost to Complete	Expected Release Date (By Fiscal Year)

	(Dollars in millions)
Set-top box solutions	$90	56%	$90	2016 - 2017
Broadband carrier access solutions	$390	34%	$376	2016 - 2018
Carrier switch solutions	$270	51%	$255	2016 - 2019
Compute and connectivity solutions	$170	61%	$136	2016 - 2018
Physical layer product solutions	$190	51%	$71	2016 - 2019
Wireless connectivity combo solutions	$770	57%	$364	2016 - 2018
Touch controllers	$70	39%	$21	2016 - 2017
Discount rates of 14% and 16% were applied to the projected cash flows to reflect the risk related to these wired and wireless IPR&D projects, respectively. These discount rates represent a premium of 2% over the respective wired and wireless weighted-average cost of capital to reflect the higher risk and uncertainty of the cash flows for IPR&D relative to the overall businesses.
During fiscal year 2016, we wrote off $411 million of acquired IPR&D to restructuring, impairment and disposal charges as we will no longer develop and invest in these projects. The majority of these abandoned IPR&D projects related to wireless connectivity combo and broadband carrier access solutions.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for fiscal year 2016, as if BRCM had been acquired as of the beginning of fiscal year 2015. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, the purchase accounting effect on inventory acquired, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges related to the acquisition and transaction costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business.

Fiscal Year
2016
(In millions)
Pro forma net revenue	$15,281
Pro forma net loss attributable to common stock	$(1,291)
4. Supplemental Financial Information
Cash and Cash Equivalents
Cash equivalents included $1,406 million and $6,002 million of time deposits as of November 4, 2018 and October 29, 2017, respectively. As of November 4, 2018 and October 29, 2017, cash equivalents also included $202 million and $401 million, respectively, of money-market funds. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreements were $362 million and $178 million during fiscal years 2018 and 2017, respectively. Factoring fees for the sales of receivables were recorded in other income, net and were not material for any period presented.
Inventory

	November 4, 2018	October 29, 2017

	(In millions)
Finished goods	$483	$562
Work-in-process	505	696
Raw materials	136	189
Total inventory	$1,124	$1,447
Property, Plant and Equipment, Net

	November 4, 2018	October 29, 2017

	(In millions)
Land	$189	$177
Construction in progress	67	411
Buildings and leasehold improvements	1,016	579
Machinery and equipment	3,257	2,925
Total property, plant and equipment	4,529	4,092
Accumulated depreciation and amortization	(1,894)	(1,493)
Total property, plant and equipment, net	$2,635	$2,599
Depreciation expense was $515 million, $451 million and $402 million for fiscal years 2018, 2017 and 2016, respectively.
As of November 4, 2018 and October 29, 2017, we had $22 million and $122 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable and other current liabilities. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant and equipment in the consolidated statements of cash flows in the period in which they are paid.

Other Current Assets

	November 4, 2018	October 29, 2017

	(In millions)
Prepaid expenses	$243	$440
Other receivables	65	155
Other (miscellaneous)	58	129
Total other current assets	$366	$724
Other Current Liabilities

	November 4, 2018	October 29, 2017

	(In millions)
Interest payable	$165	$136
Deferred revenue	164	51
Accrued rebates	161	124
Tax liabilities	162	123
Other (miscellaneous)	160	247
Total other current liabilities	$812	$681
Other Long-Term Liabilities

	November 4, 2018	October 29, 2017

	(In millions)
Unrecognized tax benefits (a) (b)	$3,088	$1,011
Deferred tax liabilities (a)	169	10,019
Tax indemnification liability	116	—
Other (miscellaneous)	263	242
Total other long-term liabilities	$3,636	$11,272
________________________________
(a) Refer to Note 10. “Income Taxes” for additional information regarding these balances.
(b) Includes accrued interest and penalties.
Accumulated Other Comprehensive Loss

	Fiscal Year
	2018	2017

	(In millions)
Beginning balance	$(91)	$(134)
Changes in accumulated other comprehensive loss:
Unrealized gain (loss) on defined benefit pension plans and post-retirement benefit plans before reclassification	(11)	63
Amounts reclassified out of accumulated other comprehensive loss (a)	1	1
Tax effects	2	(21)
Other comprehensive income (loss)	(8)	43
Cumulative effect of accounting change	(16)	—
Ending balance	$(115)	$(91)
________________________________
(a) Relates to amortization of actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans and are included in the computation of net periodic benefit (income) cost (refer to Note 7.

“Retirement Plans and Post-Retirement Benefits” for additional information).
Other Income, Net

	Fiscal Year
	2018	2017	2016

	(In millions)
Other income	$30	$43	$27
Interest income	114	44	10
Other expense	—	(25)	(27)
Other income, net	$144	$62	$10
Other income includes gains (losses) on foreign currency remeasurement and other miscellaneous items.
5. Goodwill and Intangible Assets
Goodwill

	Wired Infrastructure	Wireless Communications	Enterprise Storage	Industrial & Other	Total

	(In millions)
Balance as of October 30, 2016	$17,641	$5,952	$995	$144	$24,732
Broadcom Merger adjustments	(25)	(7)	—	—	(32)
Acquisitions	6	—	—	—	6
Balance as of October 29, 2017	17,622	5,945	995	144	24,706
Acquisitions	83	—	2,117	7	2,207
Balance as of November 4, 2018	$17,705	$5,945	$3,112	$151	$26,913
During each of the fourth quarters of fiscal years 2018, 2017 and 2016, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of these years.
Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of November 4, 2018:
Purchased technology	$15,806	$(6,816)	$8,990
Customer contracts and related relationships	1,792	(878)	914
Trade names	578	(170)	408
Other	239	(53)	186
Intangible assets subject to amortization	18,415	(7,917)	10,498
IPR&D	264	—	264
Total	$18,679	$(7,917)	$10,762

As of October 29, 2017:
Purchased technology	$12,724	$(4,265)	$8,459
Customer contracts and related relationships	4,240	(3,100)	1,140
Trade names	528	(117)	411
Other	135	(25)	110
Intangible assets subject to amortization	17,627	(7,507)	10,120
IPR&D	712	—	712
Total	$18,339	$(7,507)	$10,832

Based on the amount of intangible assets subject to amortization at November 4, 2018, the expected amortization expense for each of the next five fiscal years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2019	$2,882
2020	2,437
2021	1,945
2022	1,441
2023	650
Thereafter	1,143
Total	$10,498
The weighted-average amortization periods remaining by intangible asset category were as follows:

Amortizable intangible assets:	November 4, 2018	October 29, 2017

	(In years)
Purchased technology	6	5
Customer contracts and related relationships	5	4
Trade names	12	13
Other	10	10
6. Net Income (Loss) Per Share

	Fiscal Year
	2018	2017	2016

	(In millions, except per share data)
Numerator - Basic:
Income (loss) from continuing operations	$12,629	$1,790	$(1,749)
Less: Income (loss) from continuing operations attributable to noncontrolling interest	352	92	(116)
Income (loss) from continuing operations attributable to common stock	12,277	1,698	(1,633)

Loss from discontinued operations, net of income taxes	(19)	(6)	(112)
Less: Loss from discontinued operations, net of income taxes, attributable to noncontrolling interest	(1)	—	(6)
Loss from discontinued operations, net of income taxes, attributable to common stock	(18)	(6)	(106)

Net income (loss) attributable to common stock	$12,259	$1,692	$(1,739)

Numerator - Diluted:
Income (loss) from continuing operations	$12,277	$1,698	$(1,749)
Loss from discontinued operations, net of income taxes	(18)	(6)	(112)
Net income (loss)	$12,259	$1,692	$(1,861)

Denominator:
Weighted-average shares outstanding - basic	418	405	366
Dilutive effect of equity awards	13	16	—
Exchange of noncontrolling interest	—	—	17
Weighted-average shares outstanding - diluted	431	421	383

Basic income (loss) per share:
Income (loss) per share from continuing operations	$29.37	$4.19	$(4.46)
Loss per share from discontinued operations	(0.04)	(0.01)	(0.29)
Net income (loss) per share	$29.33	$4.18	$(4.75)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$28.48	$4.03	$(4.57)
Loss per share from discontinued operations	(0.04)	(0.01)	(0.29)
Net income (loss) per share	$28.44	$4.02	$(4.86)

Potentially dilutive shares excluded from the calculation of diluted income (loss) per share because their effect would have been antidilutive (a)	9	22	12
________________________________
(a) For fiscal years 2018 and 2017, these weighted shares related to common stock shares issuable upon the exchange of LP Units prior to the effective time of the Mandatory Exchange (refer to Note 9. “Stockholders’ Equity” for additional information). As a result, diluted net income per share excluded net income attributable to noncontrolling interest. For fiscal year 2016, these weighted shares related to antidilutive equity awards.
7. Retirement Plans and Post-Retirement Benefits
Pension and Post-Retirement Benefit Plans
Defined Benefit Plans.  The U.S. defined benefit pension plans include a management plan and a represented plan. Benefits under the management plan are provided under either an adjusted career-average-pay program or a cash-balance program. Benefits under the represented plan are based on a dollar-per-month formula. Benefit accruals under the management plan were frozen in 2009. Participants in the adjusted career-average-pay program no longer earn service accruals. Participants in the cash-balance program no longer earn service accruals, but continue to earn 4% interest per year on their cash-balance accounts. There are no active participants under the represented plan. We also have a non-qualified supplemental pension plan in the United States that principally provides benefits based on compensation in excess of amounts that can be considered under the management plan. We also have pension plans covering certain non-U.S. employees.
Post-Retirement Benefit Plans.  Certain of our U.S. employees who meet the retirement eligibility requirements as of their termination dates, may receive post-retirement medical benefits under our retiree medical account program. Eligible employees receive a medical benefit spending account of $55,000 upon retirement to pay premiums for medical coverage through the maximum age of 75 as retiree.
Our group life insurance plan offers post-retirement life insurance coverage for certain U.S. employees.
Non-U.S Retirement Benefit Plans.  In addition to the defined benefit plans for certain employees in Taiwan, India, Japan, Israel, Italy and Germany, other eligible employees outside of the U.S. receive retirement benefits under various defined contribution retirement plans. Eligibility is generally determined based on the terms of our plans and local statutory requirements.

Net Periodic Benefit (Income) Cost

	Pension Benefits			Post-Retirement Benefits
	Fiscal Year			Fiscal Year
	2018	2017	2016	2018	2017	2016

	(In millions)
Service cost	$4	$4	$3	$—	$—	$—
Interest cost	51	53	59	3	3	3
Expected return on plan assets	(51)	(65)	(72)	(4)	(4)	(4)
Other	1	1	4	—	—	—
Net periodic benefit (income) cost	$5	$(7)	$(6)	$(1)	$(1)	$(1)

Net actuarial (gain) loss	$14	$(60)	$88	$(3)	$(3)	$11
Funded Status

	Pension Benefits		Post-Retirement Benefits
	November 4, 2018	October 29, 2017	November 4, 2018	October 29, 2017

	(In millions)
Change in plan assets:
Fair value of plan assets — beginning of period	$1,426	$1,050	$83	$78
Actual return on plan assets	(65)	108	—	7
Employer contributions	130	361	—	—
Payments from plan assets	(93)	(93)	(2)	(2)
Foreign currency impact	(4)	—	—	—
Fair value of plan assets — end of period	1,394	1,426	81	83
Change in benefit obligations:
Benefit obligations — beginning of period	1,508	1,566	80	79
Service cost	4	4	—	—
Interest cost	51	53	3	3
Actuarial gain	(102)	(13)	(7)	—
Benefit payments	(93)	(93)	(2)	(2)
Curtailments	—	(4)	—	—
Settlements	—	(8)	—	—
Plan amendment	3	—	—	—
Foreign currency impact	(7)	3	—	—
Benefit obligations — end of period	1,364	1,508	74	80

Overfunded (underfunded) status of benefit obligations (a)	$30	$(82)	$7	$3

Actuarial losses and prior service costs recognized in accumulated other comprehensive loss, net of taxes	$(110)	$(85)	$(5)	$(6)
_________________________________

(a)	Substantially all amounts recognized in the consolidated balance sheets were recorded in other long-term assets and other long-term liabilities for all periods presented.

Plans with benefit obligations in excess of plan assets:

	Pension Benefits		Post-Retirement Benefits
	November 4, 2018	October 29, 2017	November 4, 2018	October 29, 2017

	(In millions)
Projected benefit obligations	$551	$701	$—	$—
Accumulated benefit obligations	$546	$696	$14	$15
Fair value of plan assets	$528	$603	$—	$—
Plans with benefit obligations less than plan assets:

	Pension Benefits		Post-Retirement Benefits
	November 4, 2018	October 29, 2017	November 4, 2018	October 29, 2017

	(In millions)
Projected benefit obligations	$813	$807	$—	$—
Accumulated benefit obligations	$812	$805	$60	$65
Fair value of plan assets	$866	$823	$81	$83
The fair value of pension plan assets at November 4, 2018 and October 29, 2017 included $147 million and $20 million, respectively, of assets for our non-U.S. pension plans.
The projected benefit obligations as of November 4, 2018 and October 29, 2017 included $129 million and $106 million, respectively, of obligations related to our non-U.S. plans. The accumulated benefit obligations as of November 4, 2018 and October 29, 2017 included $122 million and $100 million, respectively, of obligations related to our non-U.S. plans.
We currently expect to make contributions of $6 million to our defined benefit pension plans in fiscal year 2019.
Expected Future Benefit Payments

Fiscal Years:	Pension Benefits	Post-Retirement Benefits

	(In millions)
2019	$93	$3
2020	$91	$3
2021	$91	$3
2022	$91	$3
2023	$91	$4
2024-2028	$445	$20
Defined Benefit Plan Investment Policy
Plan assets of the funded defined benefit pension plans are invested in funds held by third-party fund managers or are deposited into government-managed accounts in which we have no active involvement in and no control over investment strategy, other than establishing broad investment guidelines and parameters.
Our plan’s investment committee has set the investment strategy to fully match the liability. We direct the overall portfolio allocation and use a third-party investment consultant that has discretion to structure portfolios and select the investment managers within those allocation parameters. Multiple investment managers are utilized, including both active and passive management approaches. The plan assets are invested using the liability-driven investment strategy intended to minimize market and interest rate risks, and those assets are periodically rebalanced toward asset allocation targets.
The target asset allocation for U.S. plans reflects a risk/return profile that we believe is appropriate relative to the liability structure and return goals for the plans. We periodically review the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. For both fiscal years 2018 and 2017, 100% of U. S. plan assets were allocated to fixed income, in line with the target allocation. The fixed income allocation is primarily directed toward long-term core bond investments, with smaller allocations to Treasury Inflation-Protected Securities and high-yield bonds.

Fair Value Measurement of Plan Assets

	November 4, 2018
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Level 3	Total

	(In millions)
Cash equivalents	$36	(a)	$—		$—	$36
Equity securities:
Non-U.S. equity securities	19	(b)	—		—	19
Fixed-income securities:
U.S. treasuries	—		80	(c)	—	80
Corporate bonds	—		1,229	(c)	—	1,229
Municipal bonds	—		17	(c)	—	17
Government bonds	—		13	(c)	—	13
Total plan assets	$55		$1,339		$—	$1,394

	October 29, 2017
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Level 3	Total

	(In millions)
Cash equivalents	$943	(a)	$—		$—	$943
Equity securities:
Non-U.S. equity securities	7	(b)	—		—	7
Fixed-income securities:
U.S. treasuries	—		39	(c)	—	39
Corporate bonds	—		393	(c)	—	393
Asset-backed and mortgage-backed securities	—		1	(c)	—	1
Municipal bonds	—		25	(c)	—	25
Government bonds	—		18	(c)	—	18
Total plan assets	$950		$476		$—	$1,426
_________________________________

(a)	Cash equivalents primarily included short-term investment funds which consisted of short-term money market instruments that were valued based on quoted prices in active markets.

(b)	These equity securities were valued based on quoted prices in active markets.

(c)
These amounts consisted of investments that were traded less frequently than Level 1 securities and were valued using inputs that included quoted prices for similar assets in active markets and inputs other than quoted prices that were observable for the asset, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that were observable at commonly quoted intervals.

Post-Retirement Benefit Plan Investment Policy
Our overall investment strategy for the group life insurance plan is to allocate assets in a manner that seeks to both maximize the safety of promised benefits and minimize the cost of funding those benefits. The target asset allocation for plan assets reflects a risk/return profile that we believe is appropriate relative to the liability structure and return goals for the plan. We periodically review the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. We set the overall portfolio allocation and use an investment manager that directs the investment of funds consistent with that allocation. The investment manager invests the plan assets in index funds that it manages.

The following table presents the plan asset allocations by category:

	November 4, 2018		October 29, 2017
	Actual	Target	Actual	Target
Commingled funds - U.S. equities	—%	—%	20%	20%
Commingled funds - Non-U.S. equities	—	—	20	20
Commingled funds - bonds	100	100	60	60
Total	100%	100%	100%	100%
Assumptions
The assumptions used to determine the benefit obligations and net periodic benefit (income) cost from our defined benefit and post-retirement benefit plans are presented in the table below. The expected long-term return on assets shown in the table below represents an estimate of long-term returns on investment portfolios primarily consisting of combinations of debt, equity and other investments, depending on the plan. The long-term rates of return are then weighted based on the asset classes (both historical and forecasted) in which we expect the pension and post-retirement funds to be invested. Discount rates reflect the current rate at which defined benefit and post-retirement benefit obligations could be settled based on the measurement dates of the plans, which in each case is our fiscal year end. The range of assumptions that are used for defined benefit pension plans reflects the different economic environments within various countries.

	Assumptions for Benefit Obligations as of		Assumptions for Net Periodic Benefit (Income) Cost Fiscal Year
	November 4, 2018	October 29, 2017	2018	2017	2016
Defined benefit pension plans:
Discount rate	0.50%-8.00%	0.50%-7.00%	0.50%-7.00%	0.50%-7.00%	0.75%-7.75%
Average increase in compensation levels	2.00%-10.00%	2.00%-11.00%	2.00%-11.00%	2.00%-9.15%	2.50%-11.72%
Expected long-term return on assets	N/A	N/A	1.50%-7.50%	0.25%-8.00%	1.50%-9.00%

	Assumptions for Benefit Obligations as of		Assumptions for Net Periodic Benefit (Income) Cost Fiscal Year
	November 4, 2018	October 29, 2017	2018	2017	2016
Post-retirement benefits plans:
Discount rate	4.30%-4.60%	3.40%-3.80%	3.40%-3.80%	3.30%-3.90%	3.90%-4.50%
Average increase in compensation levels	3.00%	3.00%	3.00%	3.50%	3.50%
Expected long-term return on assets	N/A	N/A	4.80%	4.40%	5.10%
We assume that the health care cost trend rate for fiscal year 2019 will be 6.7% and will decrease to the ultimate health care cost trend rate of 3.5% in fiscal year 2031.
A one percentage point increase or decrease in the assumed health care cost trend rates would not have had a material effect on the benefit obligations or service and interest cost components of the net periodic benefit cost for all the periods presented.
401(k) Defined Contribution Plans
Our eligible U.S. employees participate in company-sponsored 401(k) plans. Under these plans, we provide matching contributions to employees up to 6% of their eligible earnings. All matching contributions vest immediately. During fiscal years 2018, 2017 and 2016, we made contributions of $73 million, $61 million and $43 million, respectively, to the 401(k) plans.

8. Borrowings

	Effective Interest Rate	November 4, 2018	October 29, 2017

		(In millions)
2017 Senior Notes
2.375% notes due January 2020	2.615%	$2,750	$2,750
3.000% notes due January 2022	3.214%	3,500	3,500
3.625% notes due January 2024	3.744%	2,500	2,500
3.875% notes due January 2027	4.018%	4,800	4,800
2.200% notes due January 2021	2.406%	750	750
2.650% notes due January 2023	2.781%	1,000	1,000
3.125% notes due January 2025	3.234%	1,000	1,000
3.500% notes due January 2028	3.596%	1,250	1,250
		17,550	17,550
Assumed BRCM Senior Notes
2.70% notes due November 2018	2.700%	—	117
2.50% - 4.50% notes due August 2022 - August 2034	2.50% - 4.50%	22	22
		22	139
Assumed Brocade Convertible Notes
1.375% convertible notes due January 2020	0.628%	37	—
Total principal amount outstanding		17,609	17,689
Less: Unaccreted discount and unamortized debt issuance costs		(116)	(141)
Carrying value of debt		$17,493	$17,548
2017 Senior Notes
During fiscal year 2017, BRCM and Broadcom Cayman Finance Limited, or together with BRCM referred to as the Subsidiary Issuers, issued $17,550 million of senior unsecured notes, or the 2017 Senior Notes. Our 2017 Senior Notes were fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom-Singapore and the Partnership, subject to certain release conditions described in the indenture governing the 2017 Senior Notes, or the 2017 Indentures. On April 9, 2018, Broadcom, or Parent Guarantor, became a guarantor of the 2017 Senior Notes and entered into supplemental indentures with the Subsidiary Issuers and the trustee of the 2017 Senior Notes. At that time, Broadcom-Singapore, a guarantor at the issuance of the 2017 Senior Notes, became an indirect wholly-owned subsidiary of Broadcom and a subsidiary guarantor, or Subsidiary Guarantor, together with Parent Guarantor referred to as the Guarantors. In addition, the Partnership was released from its guarantee of the 2017 Senior Notes under each of the 2017 Indentures in accordance with their terms. Each series of 2017 Senior Notes pays interest semi-annually in cash in arrears on January 15 and July 15 of each year. As of November 4, 2018 and October 29, 2017, we accrued interest payable of $165 million and $136 million, respectively.
We may redeem all or a portion of our 2017 Senior Notes at any time prior to their maturity, subject to a specified make-whole premium as set forth in the 2017 Indentures. In the event of a change of control triggering event, holders of our 2017 Senior Notes will have the right to require us to purchase for cash, all or a portion of their 2017 Senior Notes at a redemption price of 101% of the aggregate principal amount plus accrued and unpaid interest. The 2017 Indentures also contain covenants that restrict, among other things, the ability of Broadcom and its subsidiaries to incur certain secured debt and to consummate certain sale and leaseback transactions and restrict the ability of the Parent Guarantor, the Subsidiary Issuers and the Subsidiary Guarantor to merge, consolidate or sell all or substantially all of their assets.
During fiscal year 2018, substantially all of the 2017 Senior Notes were tendered and exchanged for notes registered with the U.S. Securities and Exchange Commission, or SEC, with substantially identical terms.
We were in compliance with all of the covenants related to the 2017 Senior Notes as of November 4, 2018.

Assumed BRCM Senior Notes
As a result of the Broadcom Merger, we assumed $1,614 million of BRCM’s outstanding senior unsecured notes, or the Assumed BRCM Senior Notes, at fair value on the Broadcom Acquisition Date. During fiscal years 2018 and 2016, we repaid $117 million and $1,475 million of the Assumed BRCM Senior Notes, respectively.
We were in compliance with all of the covenants related to the Assumed BRCM Senior Notes as of November 4, 2018.
Assumed Brocade Debt
As a result of the Brocade Merger, we assumed $575 million in aggregate principal amount of Brocade’s 1.375% convertible senior unsecured notes due 2020, or the Assumed Brocade Convertible Notes. The Brocade Merger was a “fundamental change” as well as a “make-whole fundamental change” as defined under the terms of the indenture governing the Assumed Brocade Convertible Notes. Accordingly, the holders of the Assumed Brocade Convertible Notes received the right to require us to repurchase their notes for cash. During fiscal year 2018, we repurchased $537 million in aggregate principal amount for $548 million at a conversion rate of $1,018 for each $1,000 of principal surrendered for conversion. The remaining outstanding Assumed Brocade Convertible Notes are convertible into cash at a conversion rate of $812 for each $1,000 of principal. We were in compliance with all of the covenants related to the Assumed Brocade Convertible Notes as of November 4, 2018.
We also assumed $300 million of Brocade’s 4.625% senior unsecured notes due 2023. On January 16, 2018, we redeemed all of these outstanding notes for a total payment of $308 million.
Fair Value of Debt
As of November 4, 2018, the estimated aggregate fair value of our borrowings was $16,627 million, which was classified as Level 2 as we used quoted prices from less active markets.
Future Principal Payments of Debt
The future contractual maturities of borrowings as of November 4, 2018 are as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2019	$—
2020	2,787
2021	750
2022	3,509
2023	1,000
Thereafter	9,563
Total	$17,609
9. Stockholders’ Equity
Completion of the Redomiciliation Transaction
For the period prior to the Redomiciliation Transaction, our stockholders’ equity reflected Broadcom-Singapore’s outstanding ordinary shares, all of which were publicly traded on The Nasdaq Global Select Market. After the close of market trading on April 4, 2018, all Broadcom-Singapore outstanding ordinary shares were exchanged on a one-for-one basis for newly issued shares of Broadcom common stock, and Broadcom-Singapore became an indirect wholly-owned subsidiary of Broadcom.
In conjunction with the Redomiciliation Transaction and pursuant to the Mandatory Exchange, all outstanding LP Units held by the limited partners were mandatorily exchanged for approximately 22 million newly issued shares of Broadcom common stock on a one-for-one basis. As a result, all limited partners of the Partnership became common stockholders of Broadcom. In addition, all related outstanding special preference shares of Broadcom-Singapore were automatically redeemed upon the Mandatory Exchange.
Singapore Statutory Scheme of Arrangement
For the period prior to the Broadcom Acquisition Date, our stockholders’ equity reflected outstanding ordinary shares of Avago. Pursuant to a Singapore statutory scheme of arrangement, Broadcom-Singapore issued 278 million shares to holders of Avago ordinary shares and issued 112 million shares to former BRCM stockholders pursuant to the Broadcom Merger.

Consequently, the number of shares outstanding increased from 278 million ordinary shares on January 31, 2016 to 390 million shares on February 1, 2016. Both Avago and BRCM became indirect subsidiaries of Broadcom-Singapore and the Partnership, where Broadcom-Singapore was the sole General Partner of the Partnership. In connection with the Broadcom Merger, Broadcom-Singapore also issued 23 million special preference shares.
Noncontrolling Interest
As of October 29, 2017 and immediately prior to the Redomiciliation Transaction, the limited partners held a noncontrolling interest of approximately 5% in the Partnership through their ownership of LP Units. Accordingly, net income (loss) attributable to our common stock in our consolidated statements of operations excluded the noncontrolling interest’s proportionate share of the results for periods prior to the Redomiciliation Transaction. In addition, we presented the proportionate share of equity attributable to the noncontrolling interest as a separate component of total equity within our consolidated balance sheet as of October 29, 2017 and consolidated statements of equity for the periods prior to the Redomiciliation Transaction.
Dividends and Distributions

	Fiscal Year
	2018	2017	2016

	(In millions, except per share data)
Cash dividends and distributions declared and paid per share/unit	$7.00	$4.08	$1.94
Cash dividends paid to stockholders	$2,921	$1,653	$716
Cash distributions paid to limited partners	$77	$92	$34
Stock Repurchase Program
In April 2018, our Board of Directors authorized the repurchase of up to $12 billion of our common stock from time to time on or prior to November 3, 2019, the end of our fiscal year 2019. During fiscal year 2018, we repurchased and retired approximately 32 million shares of our common stock for $7,258 million at a weighted average price of $227.60 under this stock repurchase program. As of November 4, 2018, $4,742 million of the current authorization remained available under our stock repurchase program.
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
Equity Incentive Award Plans
Stock-based incentive awards are provided to employees and directors under the terms of various Broadcom equity incentive plans.
2009 Plan
In July 2009, our Board of Directors adopted, and our stockholders approved, the Avago Technologies Limited 2009 Equity Incentive Award Plan, or the 2009 Plan, to authorize the grant of options, stock appreciation rights, RSUs, dividend equivalents, performance awards, and other stock-based awards. A total of 20 million shares of common stock were initially reserved for issuance under the 2009 Plan, subject to annual increases starting in fiscal year 2012. The amount of the annual increase is equal to the least of (a) 6 million shares, (b) 3% of the common stock outstanding on the last day of the immediately preceding fiscal year and (c) such smaller number of common stock as determined by our Board. However, no more than 90 million shares of common stock may be issued upon the exercise of equity awards issued under the 2009 Plan. The 2009 Plan became effective on July 27, 2009.
Options issued to employees under the 2009 Plan prior to March 2011 generally expire ten years following the date of grant. Since March 2011, options issued to employees under the 2009 Plan generally expire seven years after the date of grant. Options awarded to non-employees under this plan generally expire after five years. Options issued to both employees and non-employees under the 2009 Plan generally vest over a four-year period from the date of grant and are granted with an exercise price equal to the fair market value on the date of grant. Any stock options cancelled or forfeited after July 27, 2009 under the equity incentive plans adopted prior to the 2009 Plan become available for issuance under the 2009 Plan.

RSU awards granted to employees under the 2009 Plan generally vest in equal annual installments over four years. An RSU is an equity award that is granted with an exercise price equal to zero and which represents the right to receive one share of our common stock immediately upon vesting.
As of November 4, 2018, 24 million shares remained available for issuance under the 2009 Plan.
2003 Plan
In connection with the acquisition of LSI Corporation, or LSI, we assumed the LSI 2003 Equity Incentive Plan, or the 2003 Plan, and outstanding unvested stock options and RSUs originally granted by LSI under the 2003 Plan that were held by continuing employees. At the time of the acquisition, these awards were converted to Broadcom stock options and RSUs, with adjustments made to the exercise price of stock options and the number of shares subject to stock options and RSU awards so that the intrinsic value of each award was approximately the same immediately before and immediately after the adjustment. These unvested options and RSUs vest in accordance with their original terms, generally vesting in equal annual installments over a four-year period from the original grant date. Options expire seven years after the grant date. Under the 2003 Plan, we may grant to former employees of LSI and other employees who were not employees of Broadcom at the time of the acquisition restricted stock awards, RSUs, stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant. No participant may be granted stock options covering more than four million shares or more than an aggregate of one million shares of restricted stock and RSUs in any fiscal year. Equity awards granted under the 2003 Plan following the LSI acquisition are expected to be on similar terms and consistent with similar grants made pursuant to the 2009 Plan. As of November 4, 2018, three million shares remained available for issuance under the 2003 Plan.
2012 Plan
In connection with the Broadcom Merger, we assumed the BRCM 2012 Stock Incentive Plan, or the 2012 Plan, and outstanding unvested RSUs originally granted by BRCM under the 2012 Plan that were held by continuing employees. At the time of the acquisition, these awards were converted to Broadcom RSUs, with adjustments made to the number of shares subject to RSU awards so that the intrinsic value of each award was approximately the same immediately before and immediately after the adjustment. These unvested RSUs vest in accordance with their original terms, generally vesting in equal quarterly installments over a four-year period from the original grant date. Under the 2012 Plan, we may grant to former employees of BRCM and other employees who were not employees of Broadcom at the time of the acquisition restricted stock awards, RSUs, stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant. No participant may be granted stock options, restricted stock or RSUs, covering more than an aggregate of four million shares in any fiscal year. Equity awards granted under the 2012 Plan following the Broadcom Merger are expected to be on similar terms and consistent with similar grants made pursuant to the 2009 Plan. As of November 4, 2018, 90 million shares remained available for issuance under the 2012 Plan. The number of shares available for issuance under the 2012 Plan is subject to an annual increase of 12 million shares.
We also grant market-based RSUs with both a service condition and a market condition as part of our equity compensation programs under the 2009 Plan and 2012 Plan. The market-based RSUs generally vest over four years, subject to satisfaction of market conditions. During fiscal years 2018 and 2017, we granted market-based RSUs under which grantees may receive the number of shares ranging from 0% to 450% of the original grant at vesting based upon the total stockholder return, or TSR, on our common stock as compared to the TSR of an index group of companies.
Employee Stock Purchase Plan
The ESPP provides eligible employees with the opportunity to acquire an ownership interest in us through periodic payroll deductions, based on a 6-month look-back period, at a price equal to the lesser of 85% of the fair market value of our common stock at either the beginning or ending of the relevant offering period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of Employee Retirement Income Security Act of 1974. The ESPP will terminate on July 27, 2019 unless sooner terminated.

Stock-Based Compensation Expense

	Fiscal Year
	2018	2017	2016

	(In millions)
Cost of products sold	$86	$64	$48
Research and development	855	636	430
Selling, general and administrative	286	220	186
Total stock-based compensation expense (a)	$1,227	$920	$664

Income tax benefits for stock-based compensation	$181	$273	$89
_________________________________

(a)
Does not include stock-based compensation related to discontinued operations recognized during fiscal years 2017 and 2016, which was included in loss from discontinued operations, net of income taxes in our consolidated statements of operations.

We have assumed an annualized forfeiture rate for RSUs of 5%. We will recognize additional expense if actual forfeitures are lower than we estimated, and will recognize a benefit if actual forfeitures are higher than we estimated.
As of November 4, 2018, the total unrecognized compensation cost related to unvested stock-based awards was $2,479 million, which is expected to be recognized over the remaining weighted-average service period of 2.7 years.
The following table summarizes the weighted-average assumptions utilized to calculate the fair value of market-based awards granted in the periods presented:

	Market-Based Awards
	Fiscal Year
	2018	2017	2016
Risk-free interest rate	2.4%	1.7%	1.2%
Dividend yield	2.6%	1.8%	1.3%
Volatility	32.5%	32.3%	35.0%
Expected term (in years)	4.0	4.0	3.8
The risk-free interest rate was derived from the average U.S. Treasury Strips rate, which approximated the rate in effect appropriate for the term at the time of grant.
The dividend yield was based on the historical and expected dividend payouts as of the respective award grant dates.
The volatility was based on our own historical stock price volatility over the period commensurate with the expected life of the awards and the implied volatility of a 180-day call option on our own common stock measured at a specific date.
The expected term was commensurate with the awards’ contractual terms.

Restricted Stock Unit Awards
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 1, 2015	5	$95.17
Assumed in Broadcom Merger	6	$135.58
Granted	12	$138.45
Vested	(4)	$114.49
Forfeited	(2)	$130.30
Balance as of October 30, 2016	17	$130.71
Granted	8	$199.33
Vested	(5)	$126.81
Forfeited	(2)	$142.78
Balance as of October 29, 2017	18	$163.42
Granted	7	$239.48
Vested	(6)	$155.78
Forfeited	(1)	$175.46
Balance as of November 4, 2018	18	$195.50
The aggregate fair value of time- and market-based RSUs that vested in fiscal years 2018, 2017 and 2016 was $1,516 million, $1,172 million and $590 million, respectively, which represents the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax withholding obligations due upon the vesting of RSUs.
Stock Option Awards
A summary of time- and market-based stock option activity is as follows:

	Number of Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value

	(In millions, except years and per share data)
Balance as of November 1, 2015	21		$47.92
Exercised	(5)		$44.35		$579
Cancelled	(1)		$53.56
Balance as of October 30, 2016	15		$48.77
Exercised	(4)		$45.48		$682
Cancelled	(1)		$66.08
Balance as of October 29, 2017	10		$49.54
Exercised	(2)		$47.41		$534
Cancelled	—	*	$72.37
Balance as of November 4, 2018	8		$50.14	1.96	$1,316
Fully vested as of November 4, 2018	8		$49.97	1.95	$1,313
Fully vested and expected to vest as of November 4, 2018	8		$50.14	1.96	$1,316
________________________________
* Represents fewer than 0.5 million shares.

10. Income Taxes
Components of Income (Loss) from Continuing Operations Before Income Taxes
As a result of the Redomiciliation Transaction on April 4, 2018, the following references to domestic activities represent the U.S. for fiscal year 2018 and Singapore for fiscal years 2017 and 2016, respectively. The following table presents the components of income (loss) from continuing operations before income taxes for financial reporting purposes:

	Fiscal Year
	2018	2017	2016

	(In millions)
Domestic income (loss)	$(705)	$2,102	$1,365
Foreign income (loss)	5,250	(277)	(2,472)
Income (loss) from continuing operations before income taxes	$4,545	$1,825	$(1,107)
Components of Provision for (Benefit from) Income Taxes
The benefit from income taxes in fiscal year 2018 was primarily due to income tax benefits recognized from the enactment of the 2017 Tax Reform Act and the Redomiciliation Transaction. The 2017 Tax Reform Act makes significant changes to the U.S. Internal Revenue Code, including, but not limited to, a decrease in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and the transition tax on the mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations, or the Transition Tax.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Reform Act. The benefit from income taxes below for fiscal year 2018 represents reasonable estimates of the effects of the 2017 Tax Reform Act for which our analysis is not yet complete. As we complete our analysis of the 2017 Tax Reform Act, including collecting, preparing, and analyzing necessary information, performing and refining calculations, and obtaining additional guidance from standard setting and regulatory bodies on the 2017 Tax Reform Act, we may record adjustments to our benefit from income taxes, which may be material. In accordance with SAB 118, our accounting for the tax effects of the 2017 Tax Reform Act will be completed during the measurement period, which should not extend beyond one year from the enactment date. At November 4, 2018, there were no provisions for which we were unable to record a reasonable estimate of the impact. However, all income tax effects are provisional, including accounting for global intangible low tax income and foreign derived intangible income deductions, in addition to those effects discussed below.
As a result of the 2017 Tax Reform Act, we recorded a total provisional benefit of $7,278 million. This provisional benefit included $7,212 million related to the Transition Tax, which was primarily due to a reduction of $10,457 million in our federal deferred income tax liabilities on accumulated non-U.S. earnings, partially offset by $2,133 million of federal provisional long-term Transaction Tax payable and $1,112 million of unrecognized federal tax benefits related to the Transition Tax. The provisional benefit also included $66 million related to the remeasurement of certain deferred tax assets and liabilities, which were based on the tax rates at which they were expected to be reversed in the future as a result of the 2017 Tax Reform Act.
Additionally, in connection with the Brocade Merger, we established $846 million of net deferred tax liabilities on the excess of book basis over the tax basis of acquired identified intangible assets and investments in certain foreign subsidiaries that have not been indefinitely reinvested, partially offset by acquired tax attributes. We also recognized discrete benefits from the recognition of $181 million of excess tax benefits from stock-based awards that were vested or exercised during fiscal year 2018.
The impact of the Redomiciliation Transaction and the related internal reorganizations included tax benefits of $1,162 million from the remeasurement of withholding taxes on undistributed earnings, partially offset by a $167 million tax provision on foreign earnings and profits subject to U.S. tax.
The income tax provision for fiscal year 2017 was primarily due to profit before tax and a discrete expense of $76 million resulting from entity reorganizations partially offset by the recognition of $273 million of excess tax benefits from stock-based awards that vested or were exercised during fiscal year 2017 and, to a lesser extent, the recognition of previously unrecognized tax benefits primarily as a result of audit settlements.
The income tax provision for fiscal year 2016 was primarily the result of tax associated with our undistributed earnings, partially offset by income tax benefits from losses from continuing operations and the recognition of previously unrecognized tax benefits as a result of audit settlements.

In addition, we obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that qualifying income earned in Singapore is subject to tax incentive or reduced rates of Singapore income tax. Each tax incentive was separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. During fiscal year 2018, one of our tax incentives was no longer in effect due to reorganizations made in connection with the Redomiciliation Transaction. Subject to our compliance with the conditions specified in these incentives and legislative developments, the remaining Singapore tax incentive is presently expected to expire in fiscal year 2020, subject in certain cases to potential extensions, which we may or may not be able to obtain.
We also obtained a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028. The tax holiday that we negotiated in Malaysia is also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the conditions specified, we will lose the related tax benefits and we could be required to refund previously realized material tax benefits.
The effect of these tax incentives and tax holiday was to increase the benefit from income taxes by approximately $590 million and increase diluted net income per share by $1.37 for fiscal year 2018. For fiscal years 2017 and 2016, the effect of these tax incentives and tax holiday, in the aggregate, was to reduce the overall provision for income taxes by approximately $237 million and $169 million, respectively, increase diluted net income per share by $0.56 for fiscal year 2017, and reduce diluted net loss per share by $0.44 for fiscal year 2016.
Significant components of the provision for (benefit from) income taxes are as follows:

	Fiscal Year
	2018	2017	2016

	(In millions)
Current tax expense:
Domestic	$293	$112	$59
Foreign	171	158	165
	464	270	224
Deferred tax expense (benefit):
Domestic	(8,769)	(1)	9
Foreign	221	(234)	409
	(8,548)	(235)	418
Total provision for (benefit from) income taxes	$(8,084)	$35	$642
Rate Reconciliation

	Fiscal Year
	2018	2017	2016
Statutory tax rate	21.0%	17.0%	17.0%
2017 Tax reform	(160.1)	—	—
Withholding tax	(25.6)	—	—
Foreign income taxed at different rates	(16.3)	(0.8)	(89.7)
Excess tax benefits from stock-based compensation	(4.0)	—	—
Research and development credit	(2.9)	—	—
Deemed inclusion of foreign earnings	4.7	—	—
Tax holidays and concessions	—	(13.0)	15.3
Other, net	5.3	(1.3)	(0.6)
Actual tax rate on income (loss) before income taxes	(177.9)%	1.9%	(58.0)%

Summary of Deferred Income Taxes

	November 4, 2018	October 29, 2017

	(In millions)
Deferred income tax assets:
Depreciation and amortization	$7	$8
Employee benefits	119	145
Employee stock awards	159	180
Net operating loss carryovers and credit carryovers	1,421	2,356
Other deferred income tax assets	100	70
Gross deferred income tax assets	1,806	2,759
Less valuation allowance	(1,347)	(1,447)
Deferred income tax assets	459	1,312
Deferred income tax liabilities:
Depreciation and amortization	316	96
Other deferred income tax liabilities	12	12
Foreign earnings not indefinitely reinvested	16	11,202
Deferred income tax liabilities	344	11,310

Net deferred income tax assets (liabilities)	$115	$(9,998)
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards. The decrease in foreign earnings not indefinitely reinvested results from the 2017 Tax Reform Act and the Redomiciliation Transaction.
The following table presents net deferred income tax assets (liabilities) as reflected on the consolidated balance sheets:

	November 4, 2018	October 29, 2017

	(In millions)
Other long-term assets	$284	$21
Other long-term liabilities	(169)	(10,019)
Net long-term income tax assets (liabilities)	$115	$(9,998)
The decrease in the valuation allowance from $1,447 million in fiscal year 2017 to $1,347 million in fiscal year 2018 was primarily due to restructuring activities, offset by increases due to the Brocade Merger, foreign deferred tax assets arising from foreign credits, and losses not expected to be realized.
As of November 4, 2018, we had U.S. federal net operating loss carryforwards of $120 million, U.S. state net operating loss carryforwards of $2,434 million and other foreign net operating loss carryforwards of $884 million. U.S. federal and state net operating loss carryforwards begin to expire in fiscal year 2019. The other foreign net operating losses expire in various fiscal years beginning 2019. As of November 4, 2018, we had $349 million and $1,532 million of U.S. federal and state research and development tax credits, respectively, which if not utilized, begin to expire in fiscal year 2019.
The U.S. Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation or separate return loss year limitations. Any ownership changes, as defined, may restrict utilization of carryforwards. As of November 4, 2018, we had approximately $120 million and $349 million of federal net operating loss and tax credit carryforwards, respectively, in the U.S. subject to an annual limitation. We do not expect these limitations to result in any permanent loss of our tax benefits.
Uncertain Tax Positions
Gross unrecognized tax benefits increased by $1,774 million during fiscal year 2018, resulting in gross unrecognized tax benefits of $4,030 million as of November 4, 2018. The increase in gross unrecognized tax benefits was primarily due to the recognition of uncertain tax positions of $1,112 million related to the Transition Tax, offset by a reduction of our federal deferred income tax liabilities on accumulated non-U.S. earnings. The increase in gross unrecognized tax benefits was also due to the Redomiciliation Transaction, and to a lesser extent, the Brocade Merger.
Gross unrecognized tax benefits increased by $273 million during fiscal year 2017, resulting in gross unrecognized tax benefits of $2,256 million as of October 29, 2017. The increase in gross unrecognized tax benefits was primarily a result of restructuring activities in fiscal year 2017. During fiscal year 2017, we recognized $121 million of previously unrecognized tax benefits as a result of the audit settlement with taxing authorities, and $12 million as a result of the expiration of the statute of limitations for certain audit periods.
Gross unrecognized tax benefits increased by $1,405 million during fiscal year 2016, resulting in gross unrecognized tax benefits of $1,983 million as of October 30, 2016. The increase in gross unrecognized tax benefits was primarily a result of the Broadcom Merger in fiscal year 2016.
We recognize interest and penalties related to unrecognized tax benefits within provision for income taxes in the accompanying consolidated statements of operations. We recognized approximately $59 million of expense related to interest and penalties in fiscal year 2018. Accrued interest and penalties were included within other long-term liabilities on the consolidated balance sheets. As of November 4, 2018 and October 29, 2017, the combined amount of cumulative accrued interest and penalties was approximately $190 million and $132 million, respectively. The increase in cumulative accrued interest and penalties was primarily a result of an increase in interest accrual from various unrecognized tax benefit items.
The following table reconciles the beginning and ending balance of gross unrecognized tax benefits:

	Fiscal Year
	2018	2017	2016

	(In millions)
Beginning balance	$2,256	$1,983	$578
Lapse of statute of limitations	(20)	(12)	(8)
Increases in balances related to tax positions taken during prior periods (including those related to acquisitions made during the year)	361	47	1,325
Decreases in balances related to tax positions taken during prior periods	(289)	(32)	(1)
Increases in balances related to tax positions taken during current period	1,726	391	138
Decreases in balances related to settlement with taxing authorities	(4)	(121)	(49)
Ending balance	$4,030	$2,256	$1,983
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of November 4, 2018, approximately $4,220 million of the unrecognized tax benefits including accrued interest and penalties would affect our effective tax rate. As of October 29, 2017, approximately $2,388 million of the unrecognized tax benefits including accrued interest and penalties would have affected our effective tax rate.
We are subject to U.S. income tax examination for fiscal years 2010 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside of the U.S. for fiscal years 2012 and later. It is possible that we may recognize up to $468 million of our existing unrecognized tax benefits within the next 12 months as a result of lapses of the statute of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.
11. Segment Information
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
Unallocated Expenses
Unallocated expenses include amortization of acquisition-related intangible assets, stock-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, charges related to inventory step-up to fair value, litigation settlement charges, and other costs, which are not used in evaluating the results of, or in allocating resources to, our segments. Acquisition-related costs also include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.
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

	Fiscal Year
	2018	2017	2016

	(In millions)
Net revenue:
Wired infrastructure	$8,674	$8,549	$6,582
Wireless communications	6,490	5,404	3,724
Enterprise storage	4,673	2,799	2,291
Industrial & other	1,011	884	643
Total net revenue	$20,848	$17,636	$13,240

Operating income (loss):
Wired infrastructure	$4,093	$3,853	$2,664
Wireless communications	2,840	2,155	1,282
Enterprise storage	2,906	1,527	995
Industrial & other	571	447	327
Unallocated expenses	(5,275)	(5,599)	(5,677)
Total operating income (loss)	$5,135	$2,383	$(409)
The following tables present net revenue and long-lived asset information based on geographic region. Net revenue is based on the geographic location of the distributors, OEMs or contract manufacturers who purchased our products, which may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment and are based on the physical location of the assets.

	Fiscal Year
	2018	2017	2016

	(In millions)
Net revenue:
China	$10,305	$9,460	$7,184
United States	2,697	1,266	1,124
Other	7,846	6,910	4,932
	$20,848	$17,636	$13,240

	November 4, 2018	October 29, 2017

	(In millions)
Long-lived assets:
United States	$1,859	$1,822
Taiwan	264	268
Other	512	509
	$2,635	$2,599
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors globally. Two direct customers accounted for 20% and 14% of our net accounts receivable balance at November 4, 2018 compared with one direct customer which accounted for 17% of our net accounts receivable balance at October 29, 2017. During fiscal year 2018, no direct customers represented more than 10% of our net revenue. During fiscal years 2017 and 2016, one direct customer represented 14% of our net revenue in each period. The majority of the revenue from this customer was included in our wireless communications and wired infrastructure segments. This customer is a contract manufacturer for a number of OEMs.
12. Related Party Transactions
Silicon Manufacturing Partners Pte. Ltd.
We have a 51% equity interest in Silicon Manufacturing Partners Pte. Ltd., or SMP, a joint venture with GlobalFoundries. We have a take-or-pay agreement with SMP under which we have agreed to purchase 51% of the managed wafer capacity from SMP’s integrated circuit manufacturing facility and GlobalFoundries has agreed to purchase the remaining managed wafer capacity. SMP determines its managed wafer capacity each year based on forecasts provided by us and GlobalFoundries. If we fail to purchase our required commitments, we will be required to pay SMP for the fixed costs associated with the unpurchased wafers. GlobalFoundries is similarly obligated with respect to the wafers allotted to it. The agreement may be terminated by either party upon two years written notice. The agreement may also be terminated for material breach, bankruptcy or insolvency. We purchased $66 million, $59 million and $41 million of inventory from SMP for fiscal years 2018, 2017 and 2016, respectively. As of November 4, 2018, the amount payable to SMP was $11 million.
During fiscal years 2018, 2017 and 2016, in the ordinary course of business, we purchased from, or sold to, entities of which one of our directors also serves or served as a director, or entities that are otherwise affiliated with one of our directors.

	Fiscal Year
	2018	2017	2016

	(In millions)
Total net revenue	$664	$346	$335
Total costs and expenses including inventory purchases	$109	$145	$81

	November 4, 2018	October 29, 2017

	(In millions)
Total receivables	$—	$31
Total payables	$11	$12

13. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of November 4, 2018:

		Fiscal Year
	Total	2019	2020	2021	2022	2023	Thereafter

	(In millions)
Debt principal and interest	$20,941	$566	$3,321	$1,242	$3,940	$1,366	$10,506
Purchase commitments	852	776	74	1	1	—	—
Other contractual commitments	175	105	63	5	2	—	—
Operating lease obligations	650	75	62	51	39	36	387
Total	$22,618	$1,522	$3,520	$1,299	$3,982	$1,402	$10,893
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
Other Contractual Commitments. Represents amounts payable pursuant to agreements related to information technology, human resources, financial infrastructure outsourcing services and other service agreements.
Operating Lease Obligations. Represents real property and equipment leased from third parties under non-cancelable operating leases. Rent expense was $233 million, $253 million and $229 million for fiscal years 2018, 2017 and 2016, respectively.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at November 4, 2018, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $3,088 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our consolidated balance sheet as of November 4, 2018 have been excluded from the contractual obligations table above.
Standby Letters of Credit
As of each November 4, 2018 and October 29, 2017, we had outstanding obligations relating to standby letters of credit of $14 million and $12 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantees. The fair values of the letters of credit approximate the contract amounts. The standby letters of credit generally renew annually.
Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes, employment issues and disputes involving claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. Legal proceedings are often complex, may require the expenditure of significant funds and other resources, and the outcome of litigation is inherently uncertain, with material adverse outcomes possible. Intellectual property claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. Claims that our products or processes infringe or misappropriate any third-party intellectual property rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time, we pursue litigation to assert our intellectual property rights. Regardless of the merit or resolution of any such litigation, complex intellectual property litigation is generally costly and diverts the efforts and attention of our management and technical personnel.

Lawsuits Relating to the Acquisition of CA, Inc.
On August 3, 2018, a purported stockholder of CA commenced a putative class action lawsuit captioned Harvey v. CA, Inc., et al. against CA, the CA board of directors, Broadcom and Broadcom’s wholly owned subsidiary party to the merger agreement with CA in the United States District Court for the Southern District of New York. On August 9, 2018, another putative class action lawsuit captioned Vladimir Gusinsky Rev. Trust v. CA, Inc., et al. was filed against CA and the CA board of directors in the United States District Court for the District of Delaware, or Delaware District Court. On August 15, 2018, a third putative class action lawsuit captioned Jacob Scheiner Retirement Account v. CA, Inc., et al. was filed against CA and the CA board of directors in the Delaware District Court. On August 22, 2018, a fourth putative class action lawsuit captioned Kenneth Gilley v. CA, Inc., et al. was filed against CA and the CA board of directors in the Delaware District Court. The Harvey and Vladimir Gusinsky Rev. Trust complaints alleged violations of Sections 14(a) and 20(a) of the Exchange Act arising out of CA’s preliminary proxy statement relating to the CA Merger, filed with the SEC on July 24, 2018. The Scheiner Retirement Account and Gilley complaints alleged violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder arising out of CA’s definitive proxy statement relating to the CA Merger, filed with the SEC on August 10, 2018. The complaints asserted that the preliminary proxy statement or definitive proxy statement, as applicable, contain incomplete and misleading information regarding CA’s financial projections and the financial analysis performed by Qatalyst Partners, CA’s financial advisor, as well as, for the Harvey, Scheiner Retirement Account and Gilley complaints, the sales process undertaken by CA in connection with its proposed merger with Broadcom. Plaintiffs sought to enjoin the defendants from consummating the CA Merger, or, if the CA Merger is consummated, rescission and/or damages. The plaintiffs also sought costs and fees. On September 4, 2018, the parties to each of the four lawsuits reached an agreement in principle providing for a dismissal of each of the lawsuits following the CA shareholder vote with respect to the CA Merger. In connection with this agreement, CA filed a supplement to the definitive proxy statement relating to the CA Merger. On September, 24, 2018, all four lawsuits were dismissed.
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
Lawsuits Relating to Tessera, Inc.
On May 23, 2016, Tessera Technologies, Inc., Tessera, Inc., or Tessera, and Invensas Corp., an affiliate of Tessera, or Invensas or collectively, the Complainants, filed a complaint to institute an investigation with the U.S. International Trade Commission, or the ITC. The Complainants alleged infringement by Broadcom and our subsidiaries, BRCM, Avago, and Avago Technologies U.S. Inc., or Avago U.S., or collectively, the Respondents, of three patents relating to semiconductor packaging and semiconductor manufacturing technology. The downstream respondents, which are customers of the Respondents, were Arista Networks, Inc., ARRIS International plc, ARRIS Group, Inc., ARRIS Technology, Inc., ARRIS Enterprises LLC, ARRIS

Solutions, Inc., Pace Ltd., Pace Americas, LLC, Pace USA, LLC, ASUSteK Computer Inc., ASUS Computer International, Comcast Cable Communications, LLC, Comcast Cable Communications Management, LLC, Comcast Business Communications, LLC, HTC Corporation, HTC America, Inc., NETGEAR, Inc., Technicolor S.A., Technicolor USA, Inc., and Technicolor Connected Home USA LLC, or collectively, the Downstream Respondents. On July 20, 2016, the ITC instituted the investigation, or the ITC Investigation. Complainants sought the following relief: (1) a permanent limited exclusion order excluding from importation into the U.S. all of the Respondents' semiconductor devices and semiconductor device packages and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation and (2) a permanent cease and desist order prohibiting the Respondents and Downstream Respondents and related companies from importing, marketing, advertising, demonstrating, warehousing inventory for distribution, offering for sale, selling, qualifying for use in the products of others, distributing, or using the Respondents' semiconductor devices and semiconductor device packages and Downstream Respondents’ products containing Respondents’ semiconductor devices and semiconductor device packages that infringe one or more of the three patents subject to the ITC Investigation.
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
On November 7, 2016, Invensas filed a complaint against Avago, Avago U.S., Emulex Corporation, or Emulex, LSI and PLX Technology, Inc., a subsidiary of Broadcom, or PLX, in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-01033, alleging infringement of two of the patents subject to the ITC Investigation. The complaint sought compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
On November 7, 2016, Tessera and Invensas filed a complaint against Avago, Avago U.S., and Avago Technologies Wireless (U.S.A.) Manufacturing Inc., or AT Wireless in the U.S. District Court for the District of Delaware, Case No. 1-16-cv-01034, alleging infringement of two patents relating to semiconductor packaging technology. On January 31, 2017, Tessera and Invensas amended the complaint in this matter and added three additional patents related to semiconductor packaging technology, which were also at issue in case No. 1-16-cv-00379 pending in Delaware. The complaint sought compensatory damages in an unspecified amount, as well as an award of reasonable attorneys’ fees, interest, and costs.
On December 18, 2017, Broadcom and its subsidiaries entered into comprehensive settlement agreements and a patent license agreement with Tessera and its affiliates resolving all outstanding litigation. Pursuant to the agreements between the parties, the ITC investigation was terminated, and all of the other litigations were dismissed, thereby concluding all actions with respect to these matters.
Lawsuits Relating to the Acquisition of Emulex
On March 3, 2015, two putative stockholder class action complaints were filed in the Court of Chancery of the State of Delaware, or the Delaware Court of Chancery, against Emulex, its directors, AT Wireless, and Emerald Merger Sub, Inc., or Emerald Merger Sub, captioned as follows: James Tullman v. Emulex Corporation, et al., Case No. 10743-VCL (Del. Ch.); Moshe Silver ACF/Yehudit Silver U/NY/UTMA v. Emulex Corporation, et al., Case No. 10744-VCL (Del. Ch.). On March 11, 2015, a third complaint was filed in the Delaware Court of Chancery, captioned Hoai Vu v. Emulex Corporation, et al., Case No. 10776-VCL (Del. Ch.). The complaints alleged, among other things, that Emulex’s directors breached their fiduciary duties by approving the Agreement and Plan of Merger, dated February 25, 2015, by and among AT Wireless, Emerald Merger Sub and Emulex and that AT Wireless and Emerald Merger Sub aided and abetted these alleged breaches of fiduciary duty. The complaints sought, among other things, either to enjoin the transaction or to rescind it following its completion, as well as damages, including attorneys’ and experts’ fees. The Delaware Court of Chancery has entered an order consolidating the three Delaware actions under the caption In re Emulex Corporation Stockholder Litigation, Consolidated C.A. No. 10743-VCL. On May 5, 2015, we completed our acquisition of Emulex. On June 5, 2015, the Court of Chancery dismissed the consolidated action without prejudice.
On April 8, 2015, a putative class action complaint was filed in the U.S. Central District Court, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, AT Wireless and Emerald Merger Sub, and purported to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleged, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the U.S. Central District Court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint, which the U.S. Central District Court granted with prejudice on January 13, 2016. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit Court, on January 15, 2016. The appeal is captioned Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 16-55088. On June 27, 2016, the Plaintiff-Appellant filed his opening brief, on August 17 and August 22, 2016, the Defendants-Appellees filed their answering briefs, and on October 5, 2016 Plaintiff-Appellant filed his reply brief. The Ninth Circuit Court heard oral arguments on October 5, 2017. On April 20, 2018, the Ninth Circuit Court issued an opinion affirming in part and reversing in part the decision of the U.S. Central District Court and remanding Plaintiff-Appellant’s claims under Sections 14(e) and 20(a) of the Exchange Act to the U.S. Central District Court for reconsideration. On May 4, 2018, the Defendants-Appellees filed a Petition for Rehearing En Banc with the Ninth Circuit Court. On July 13, 2018, Plaintiff-Appellant filed an Opposition to the Petition for Rehearing En Banc. On September 6, 2018, the Ninth Circuit Court issued an order denying the Petition for Rehearing En Banc. On October 11, 2018, Defendants-Appellees filed a Petition for a Writ of Certiorari to the United States Supreme Court. We believe these claims are all without merit and intend to vigorously defend these actions.
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
During the periods presented, no material amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to loss contingencies associated with any other legal proceedings, as potential losses for such matters are not considered probable and ranges of losses are not reasonably estimable. These matters are subject to many uncertainties and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our results of operations, financial position or cash flows.
Other Indemnifications
As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liabilities or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

14. Restructuring, Impairment and Disposal Charges
Restructuring Charges
The following is a summary of significant restructuring expense recognized in continuing operations, primarily in operating expenses:

•
During fiscal year 2018, we initiated cost reduction activities associated with the Brocade Merger. As a result, we recognized $176 million of restructuring expense primarily related to employee termination costs. Approximately 1,200 employees were terminated from our workforce across all business and functional areas on a global basis as a result of the Brocade Merger during fiscal year 2018.

•
During fiscal year 2016, we initiated cost reduction activities associated with the acquisition of BRCM. As a result, we recognized $50 million, $124 million and $447 million of restructuring expense in fiscal years 2018, 2017, and 2016 respectively. These restructuring expenses primarily related to lease and other exit costs for fiscal year 2018 and employee termination costs for fiscal years 2017 and 2016.

As of November 4, 2018, we have substantially completed the restructuring activities related to the acquisition of BRCM.

	Employee Termination Costs	Lease and Other Exit Costs	Total

	(In millions)
Balance as of November 2, 2015	$13	$13	$26
Liabilities assumed from BRCM	2	13	15
Restructuring charges	445	37	482
Utilization	(344)	(28)	(372)
Balance as of October 30, 2016	116	35	151
Restructuring charges	86	43	129
Utilization	(174)	(61)	(235)
Balance as of October 29, 2017	28	17	45
Restructuring charges (a)	153	75	228
Utilization	(165)	(86)	(251)
Balance as of November 4, 2018 (b)	$16	$6	$22
_________________________________

(a)
Included $2 million, $5 million and $35 million of restructuring charges related to discontinued operations recognized during fiscal years 2018, 2017 and 2016, respectively, which was included in loss from discontinued operations in our consolidated statements of operations.

(b)
The majority of the employee termination costs balance is expected to be paid during the first quarter of fiscal year 2019. The leases and other exit costs balance is expected to be paid by the end of fiscal year 2019.

Impairment and Disposal Charges
During fiscal year 2018, impairment and disposal charges of $13 million primarily related to leasehold improvements.
During fiscal year 2017, impairment and disposal charges of $56 million related to property, plant and equipment and IPR&D projects acquired in the BRCM acquisition.
During fiscal year 2016, impairment and disposal charges of $417 million primarily related to IPR&D projects which were abandoned as a result of the BRCM acquisition. In addition, we recorded impairment charges of $173 million primarily for property, plant and equipment and a $16 million loss on disposal of these assets acquired in the BRCM acquisition.
15. Condensed Consolidating Financial Information
The 2017 Senior Notes, which are discussed in further detail in Note 8. “Borrowings”, are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by the Guarantors, subject to certain release conditions described in the respective Indentures and below.
The guarantee by Broadcom will be automatically and unconditionally released (solely in the case of clauses (1) or (2) below) in the events of (1) sale, exchange, disposition or other transfer of all or substantially all of Guarantors’ assets, (2) the Issuers’ exercise of their legal defeasance option or covenant defeasance options or if the Issuers’ obligations under the indenture are satisfied and discharged or (3) release of obligations under the 2017 Senior Notes. The Parent Guarantor’s guarantee may also be released under other circumstances described in the Indentures.
The following information sets forth the condensed consolidating financial information as of November 4, 2018 and October 29, 2017 and for the fiscal years ended November 4, 2018, October 29, 2017 and October 30, 2016 for the Parent Guarantor, Subsidiary Guarantor, Subsidiary Issuers, and non-guarantor subsidiaries. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor and all of our guarantor and non-guarantor subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Subsidiary Issuers would not provide additional material information that would be useful in assessing their financial composition.

	Condensed Consolidating Balance Sheet
	November 4, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$6	$2,461	$1,825	$—	$4,292
Trade accounts receivable, net	—	—	—	3,325	—	3,325
Inventory	—	—	—	1,124	—	1,124
Intercompany receivable	56	40	182	103	(381)	—
Intercompany loan receivable	—	46	9,780	4,667	(14,493)	—
Other current assets	52	—	37	277	—	366
Total current assets	108	92	12,460	11,321	(14,874)	9,107
Long-term assets:
Property, plant and equipment, net	—	—	772	1,863	—	2,635
Goodwill	—	—	1,360	25,553	—	26,913
Intangible assets, net	—	—	84	10,678	—	10,762
Investment in subsidiaries	35,268	35,271	46,745	35,268	(152,552)	—
Intercompany loan receivable, long-term	—	—	—	991	(991)	—
Other long-term assets	—	—	250	457	—	707
Total assets	$35,376	$35,363	$61,671	$86,131	$(168,417)	$50,124
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19	$—	$44	$748	$—	$811
Employee compensation and benefits	—	—	272	443	—	715
Intercompany payable	9	93	58	221	(381)	—
Intercompany loan payable	8,691	—	4,713	1,089	(14,493)	—
Other current liabilities	—	2	219	591	—	812
Total current liabilities	8,719	95	5,306	3,092	(14,874)	2,338
Long-term liabilities:
Long-term debt	—	—	17,456	37	—	17,493
Deferred tax liabilities	—	—	(47)	216	—	169
Intercompany loan payable, long-term	—	—	991	—	(991)	—
Unrecognized tax benefits	—	—	2,563	525	—	3,088
Other long-term liabilities	—	—	131	248	—	379
Total liabilities	8,719	95	26,400	4,118	(15,865)	23,467
Total Broadcom Inc. stockholders’ equity	26,657	35,268	35,271	82,013	(152,552)	26,657
Total liabilities and equity	$35,376	$35,363	$61,671	$86,131	$(168,417)	$50,124

	Condensed Consolidating Balance Sheet
	October 29, 2017
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$194	$7,555	$3,455	$—	$11,204
Trade accounts receivable, net	—	—	—	2,448	—	2,448
Inventory	—	—	—	1,447	—	1,447
Intercompany receivable	—	32	279	309	(620)	—
Intercompany loan receivable	—	28	1,891	8,849	(10,768)	—
Other current assets	—	—	350	374	—	724
Total current assets	—	254	10,075	16,882	(11,388)	15,823
Long-term assets:
Property, plant and equipment, net	—	—	207	2,392	—	2,599
Goodwill	—	—	1,360	23,346	—	24,706
Intangible assets, net	—	—	—	10,832	—	10,832
Investment in subsidiaries	20,285	23,112	7,709	22,776	(73,882)	—
Intercompany loan receivable, long-term	—	—	41,547	—	(41,547)	—
Other long-term assets	—	—	213	245	—	458
Total assets	$20,285	$23,366	$61,111	$76,473	$(126,817)	$54,418
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$7	$72	$1,026	$—	$1,105
Employee compensation and benefits	—	—	274	352	—	626
Current portion of long-term debt	—	—	117	—	—	117
Intercompany payable	—	123	186	311	(620)	—
Intercompany loan payable	—	50	8,799	1,919	(10,768)	—
Other current liabilities	—	—	254	427	—	681
Total current liabilities	—	180	9,702	4,035	(11,388)	2,529
Long-term liabilities:
Long-term debt	—	—	17,431	—	—	17,431
Deferred tax liabilities	—	—	10,293	(274)	—	10,019
Intercompany loan payable, long-term	—	—	—	41,547	(41,547)	—
Unrecognized tax benefits	—	—	497	514	—	1,011
Other long-term liabilities	—	—	76	166	—	242
Total liabilities	—	180	37,999	45,988	(52,935)	31,232
Total Broadcom Inc. stockholders’ equity	20,285	20,285	23,112	30,485	(73,882)	20,285
Noncontrolling interest	—	2,901	—	—	—	2,901
Total liabilities and equity	$20,285	$23,366	$61,111	$76,473	$(126,817)	$54,418

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Fiscal Year Ended
	November 4, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(in millions)
Net revenue	$—	$—	$—	$20,848	$—	$20,848
Intercompany revenue	—	—	1,924	—	(1,924)	—
Total revenue	—	—	1,924	20,848	(1,924)	20,848
Cost of products sold:
Cost of products sold	—	—	132	6,889	—	7,021
Intercompany cost of products sold	—	—	—	126	(126)	—
Purchase accounting effect on inventory	—	—	—	70	—	70
Amortization of acquisition-related intangible assets	—	—	—	3,004	—	3,004
Restructuring charges	—	—	1	19	—	20
Total cost of products sold	—	—	133	10,108	(126)	10,115
Gross margin	—	—	1,791	10,740	(1,798)	10,733
Research and development	—	—	1,651	2,117	—	3,768
Intercompany operating expense	—	—	—	1,798	(1,798)	—
Selling, general and administrative	31	80	297	648	—	1,056
Amortization of acquisition-related intangible assets	—	—	—	541	—	541
Restructuring, impairment and disposal charges	—	—	53	166	—	219
Litigation settlements	—	—	14	—	—	14
Total operating expenses	31	80	2,015	5,270	(1,798)	5,598
Operating income (loss)	(31)	(80)	(224)	5,470	—	5,135
Interest expense	—	—	(626)	(2)	—	(628)
Intercompany interest expense	(67)	—	(199)	(1,449)	1,715	—
Impairment on investment	—	—	—	(106)	—	(106)
Other income, net	—	4	88	52	—	144
Intercompany interest income	—	1	1,516	198	(1,715)	—
Intercompany other income (expense), net	111	230	(56)	(285)	—	—
Income from continuing operations before income taxes and earnings in subsidiaries	13	155	499	3,878	—	4,545
Provision for (benefit from) income taxes	44	2	(8,043)	(87)	—	(8,084)
Income (loss) from continuing operations before earnings in subsidiaries	(31)	153	8,542	3,965	—	12,629
Earnings in subsidiaries	12,290	12,654	4,114	14,809	(43,867)	—
Income from continuing operations and earnings in subsidiaries	12,259	12,807	12,656	18,774	(43,867)	12,629
Loss from discontinued operations, net of income taxes	—	—	(2)	(17)	—	(19)
Net income	12,259	12,807	12,654	18,757	(43,867)	12,610
Net income attributable to noncontrolling interest	—	351	—	—	—	351
Net income attributable to common stock	$12,259	$12,456	$12,654	$18,757	$(43,867)	$12,259

Net income	$12,259	$12,807	$12,654	$18,757	$(43,867)	$12,610
Other comprehensive loss, net of tax:
Change in actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	—	—	(8)	—	(8)
Other comprehensive loss	—	—	—	(8)	—	(8)
Comprehensive income	12,259	12,807	12,654	18,749	(43,867)	12,602
Comprehensive income attributable to noncontrolling interest	—	351	—	—	—	351
Comprehensive income attributable to common stock	$12,259	$12,456	$12,654	$18,749	$(43,867)	$12,251

	Condensed Consolidating Statements of Operations and Comprehensive Loss
	Fiscal Year Ended
	October 29, 2017
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(in millions)
Net revenue	$—	$—	$73	$17,563	$—	$17,636
Intercompany revenue	—	—	2,046	8	(2,054)	—
Total revenue	—	—	2,119	17,571	(2,054)	17,636
Cost of products sold:
Cost of products sold	—	—	154	6,439	—	6,593
Intercompany cost of products sold	—	—	(12)	174	(162)	—
Purchase accounting effect on inventory	—	—	—	4	—	4
Amortization of acquisition-related intangible assets	—	—	7	2,504	—	2,511
Restructuring charges	—	—	5	14	—	19
Total cost of products sold	—	—	154	9,135	(162)	9,127
Gross margin	—	—	1,965	8,436	(1,892)	8,509
Research and development	—	—	1,490	1,802	—	3,292
Intercompany operating expense	—	—	(66)	1,958	(1,892)	—
Selling, general and administrative	—	23	339	425	—	787
Amortization of acquisition-related intangible assets	—	—	7	1,757	—	1,764
Restructuring, impairment and disposal charges	—	—	54	107	—	161
Litigation settlements	—	—	—	122	—	122
Total operating expenses	—	23	1,824	6,171	(1,892)	6,126
Operating income (loss)	—	(23)	141	2,265	—	2,383
Interest expense	—	—	(411)	(43)	—	(454)
Intercompany interest expense	—	(12)	(274)	(1,420)	1,706	—
Loss on extinguishment of debt	—	—	(59)	(107)	—	(166)
Other income, net	—	2	30	30	—	62
Intercompany interest income	—	1	1,425	280	(1,706)	—
Intercompany other income (expense), net	—	1,390	(589)	(801)	—	—
Income from continuing operations before income taxes and earnings in subsidiaries	—	1,358	263	204	—	1,825
Provision for (benefit from) income taxes	—	—	67	(32)	—	35
Income from continuing operations before earnings in subsidiaries	—	1,358	196	236	—	1,790
Earnings in subsidiaries	1,692	426	243	4,453	(6,814)	—
Income from continuing operations and earnings in subsidiaries	1,692	1,784	439	4,689	(6,814)	1,790
Income (loss) from discontinued operations, net of income taxes	—	—	(13)	7	—	(6)
Net income	$1,692	$1,784	$426	$4,696	$(6,814)	$1,784
Net income attributable to noncontrolling interest	—	92	—	—	—	92
Net income attributable to common stock	$1,692	$1,692	$426	$4,696	$(6,814)	$1,692

Net income	$1,692	$1,784	$426	$4,696	$(6,814)	$1,784
Other comprehensive income, net of tax:
Change in actuarial gain and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	—	—	43	—	43
Other comprehensive income	—	—	—	43	—	43
Comprehensive income	1,692	1,784	426	4,739	(6,814)	1,827
Comprehensive income attributable to noncontrolling interest	—	92	—	—	—	92
Comprehensive income attributable to common stock	$1,692	$1,692	$426	$4,739	$(6,814)	$1,735

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Fiscal Year Ended
	October 30, 2016
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(in millions)
Net revenue	$—	$—	$402	$12,838	$—	$13,240
Intercompany revenue	—	—	353	55	(408)	—
Total revenue	—	—	755	12,893	(408)	13,240
Cost of products sold:
Cost of products sold	—	—	237	5,058	—	5,295
Intercompany cost of products sold	—	—	(149)	557	(408)	—
Purchase accounting effect on inventory	—	—	15	1,170	—	1,185
Amortization of acquisition-related intangible assets	—	—	14	749	—	763
Restructuring charges	—	—	36	21	—	57
Total cost of products sold	—	—	153	7,555	(408)	7,300
Gross margin	—	—	602	5,338	—	5,940
Research and development	—	—	1,237	1,437	—	2,674
Intercompany operating expense	—	—	(1,337)	1,337	—	—
Selling, general and administrative	—	41	254	511	—	806
Amortization of acquisition-related intangible assets	—	—	82	1,791	—	1,873
Restructuring, impairment and disposal charges	—	—	309	687	—	996
Total operating expenses	—	41	545	5,763	—	6,349
Operating income (loss)	—	(41)	57	(425)	—	(409)
Interest expense	—	—	(312)	(273)	—	(585)
Intercompany interest expense	—	(3)	(262)	(3)	268	—
Loss on extinguishment of debt	—	—	(113)	(10)	—	(123)
Other income (expense), net	—	—	(27)	37	—	10
Intercompany interest income	—	1	2	265	(268)	—
Intercompany other income (expense), net	—	753	(277)	(476)	—	—
Income (loss) from continuing operations before income taxes and earnings in subsidiaries	—	710	(932)	(885)	—	(1,107)
Provision for income taxes	—	—	447	195	—	642
Income (loss) from continuing operations before loss from subsidiaries	—	710	(1,379)	(1,080)	—	(1,749)
Loss from subsidiaries	(1,739)	(2,571)	(1,034)	(2,221)	7,565	—
Loss from continuing operations and loss in subsidiaries	(1,739)	(1,861)	(2,413)	(3,301)	7,565	(1,749)
Income (loss) from discontinued operations, net of income taxes	—	—	(158)	46	—	(112)
Net loss	(1,739)	(1,861)	(2,571)	(3,255)	7,565	(1,861)
Net loss attributable to noncontrolling interest	—	(122)	—	—	—	(122)
Net loss attributable to common stock	$(1,739)	$(1,739)	$(2,571)	$(3,255)	$7,565	$(1,739)

Net loss	$(1,739)	$(1,861)	$(2,571)	$(3,255)	$7,565	$(1,861)
Other comprehensive loss, net of tax:
Change in actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	—	—	(61)	—	(61)
Other comprehensive loss	—	—	—	(61)	—	(61)
Comprehensive loss	(1,739)	(1,861)	(2,571)	(3,316)	7,565	(1,922)
Comprehensive loss attributable to noncontrolling interest	—	(122)	—	—	—	(122)
Comprehensive loss attributable to common stock	$(1,739)	$(1,739)	$(2,571)	$(3,316)	$7,565	$(1,800)

	Condensed Consolidating Statements of Cash Flows
	Fiscal Year Ended
	November 4, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(in millions)
Cash flows from operating activities:
Net income	$12,259	$12,807	$12,654	$18,757	$(43,867)	$12,610
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(12,323)	(12,926)	(12,906)	(9,671)	44,096	(3,730)
Net cash provided by (used in) operating activities	(64)	(119)	(252)	9,086	229	8,880
Cash flows from investing activities:
Intercompany contributions paid	—	(102)	(9,099)	(3,002)	12,203	—
Distributions received from subsidiaries	—	1,521	—	1,521	(3,042)	—
Net change in intercompany loans	—	(19)	2,637	(164)	(2,454)	—
Acquisitions of businesses, net of cash acquired	—	—	—	(4,800)	—	(4,800)
Proceeds from sales of businesses	—	—	—	773	—	773
Purchases of property, plant and equipment	—	—	(196)	(497)	58	(635)
Proceeds from disposals of property, plant and equipment	—	—	55	242	(58)	239
Purchases of investments	—	—	(50)	(199)	—	(249)
Proceeds from sales and maturities of investments	—	—	54	—	—	54
Other	—	—	(50)	(6)	—	(56)
Net cash provided by (used in) investing activities	—	1,400	(6,649)	(6,132)	6,707	(4,674)
Cash flows from financing activities:
Intercompany contributions received	—	—	3,231	9,201	(12,432)	—
Dividend and distribution payments	(1,477)	(1,521)	(1,521)	(1,521)	3,042	(2,998)
Net intercompany borrowings	8,690	(50)	261	(11,355)	2,454	—
Repayment of debt	—	—	(117)	(856)	—	(973)
Repurchase of common stock	(7,258)	—	—	—	—	(7,258)
Issuance of common stock, net of shares withheld for employee taxes	109	102	(20)	(35)	—	156
Payment of capital lease obligations	—	—	—	(21)	—	(21)
Other	—	—	(27)	3	—	(24)
Net cash provided by (used in) financing activities	64	(1,469)	1,807	(4,584)	(6,936)	(11,118)
Net change in cash and cash equivalents	—	(188)	(5,094)	(1,630)	—	(6,912)
Cash and cash equivalents at beginning of period	—	194	7,555	3,455	—	11,204
Cash and cash equivalents at end of period	$—	$6	$2,461	$1,825	$—	$4,292

	Condensed Consolidating Statements of Cash Flows
	Fiscal Year Ended
	October 29, 2017
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(in millions)
Cash flows from operating activities:
Net income	$1,692	$1,784	$426	$4,696	$(6,814)	$1,784
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(1,692)	(1,980)	2,282	(822)	6,979	4,767
Net cash provided by (used in) operating activities	—	(196)	2,708	3,874	165	6,551
Cash flows from investing activities:
Intercompany contributions paid	—	(40)	—	(40)	80	—
Distributions received from subsidiaries	—	1,834	—	1,858	(3,692)	—
Net change in intercompany loans	—	410	(286)	5,664	(5,788)	—
Acquisitions of businesses, net of cash acquired	—	—	—	(40)	—	(40)
Proceeds from sales of businesses	—	—	—	10	—	10
Purchases of property, plant and equipment	—	—	(254)	(841)	26	(1,069)
Proceeds from disposals of property, plant and equipment	—	—	25	442	(26)	441
Purchases of investments	—	—	(200)	(7)	—	(207)
Proceeds from sales and maturities of investments	—	—	200	—	—	200
Other	—	—	—	(9)	—	(9)
Net cash provided by (used in) investing activities	—	2,204	(515)	7,037	(9,400)	(674)
Cash flows from financing activities:
Intercompany contributions received	—	—	205	40	(245)	—
Dividend and distribution payments	—	(1,745)	(1,834)	(1,858)	3,692	(1,745)
Net intercompany borrowings	—	(379)	(5,797)	388	5,788	—
Proceeds from issuance of long-term debt	—	—	17,426	—	—	17,426
Repayment of debt	—	—	(5,704)	(7,964)	—	(13,668)
Payment of debt issuance costs	—	—	(24)	—	—	(24)
Issuance of common stock, net of shares withheld for employee taxes	—	257	—	—	—	257
Payment of capital lease obligations	—	—	(2)	(14)	—	(16)
Net cash provided by (used in) financing activities	—	(1,867)	4,270	(9,408)	9,235	2,230
Net change in cash and cash equivalents	—	141	6,463	1,503	—	8,107
Cash and cash equivalents at the beginning of period	—	53	1,092	1,952	—	3,097
Cash and cash equivalents at end of period	$—	$194	$7,555	$3,455	$—	$11,204

	Condensed Consolidating Statements of Cash Flows
	Fiscal Year Ended
	October 30, 2016
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(in millions)
Cash flows from operating activities:
Net loss	$(1,739)	$(1,861)	$(2,571)	$(3,255)	$7,565	$(1,861)
Total adjustments to reconcile net loss to net cash provided by (used in) operating activities	1,739	1,818	2,303	6,637	(7,225)	5,272
Net cash provided by (used in) operating activities	—	(43)	(268)	3,382	340	3,411
Cash flows from investing activities:
Intercompany contributions paid	—	(35)	(7,400)	(4,970)	12,405	—
Distributions received from subsidiaries	—	250	356	250	(856)	—
Net change in intercompany loans	—	—	(102)	(10,587)	10,689	—
Acquisitions of businesses, net of cash acquired	—	—	(10,965)	910	—	(10,055)
Proceeds from sales of businesses	—	—	58	840	—	898
Purchases of property, plant and equipment	—	—	(80)	(643)	—	(723)
Proceeds from disposals of property, plant and equipment	—	—	—	5	—	5
Purchases of investments	—	—	—	(58)	—	(58)
Proceeds from sales and maturities of investments	—	—	13	91	—	104
Other	—	—	(2)	(9)	—	(11)
Net cash provided by (used in) investing activities	—	215	(18,122)	(14,171)	22,238	(9,840)
Cash flows from financing activities:
Intercompany contributions received	—	—	5,310	7,435	(12,745)	—
Dividend and distribution payments	—	(628)	(250)	(728)	856	(750)
Net intercompany borrowings	—	286	10,301	102	(10,689)	—
Proceeds from issuance of long-term debt	—	—	9,551	9,959	—	19,510
Repayment of debt	—	—	(5,358)	(5,959)	—	(11,317)
Payment of debt issuance costs	—	—	(77)	(46)	—	(123)
Excess tax benefits from stock-based compensation	—	—	5	84	—	89
Issuance of common stock, net of shares withheld for employee taxes	—	223	—	72	—	295
Net cash provided by (used in) financing activities	—	(119)	19,482	10,919	(22,578)	7,704
Net change in cash and cash equivalents	—	53	1,092	130	—	1,275
Cash and cash equivalents at beginning of period	—	—	—	1,822	—	1,822
Cash and cash equivalents at end of period	$—	$53	$1,092	$1,952	$—	$3,097
16. Subsequent Events
Acquisition of CA, Inc.
On November 5, 2018, we completed our acquisition, or the CA Merger, of CA, Inc., or CA. We assumed all unvested CA stock options, outstanding restricted stock awards, restricted stock units and performance stock units held by continuing employees. All vested in-the-money CA stock options and director stock units were cashed out upon the completion of the CA Merger. CA was a leading provider of information technology management software and solutions. We acquired CA to enhance our infrastructure software capabilities.

Preliminary Purchase Consideration

(In millions)
Cash paid for outstanding CA common stock	$18,402
Cash paid by Broadcom to retire CA’s term loan	274
Cash paid for vested CA equity awards	77
Fair value of partially vested assumed equity awards	91
Total purchase consideration	$18,844
We financed the CA Merger with the net proceeds from borrowings under the 2019 Term Loans, as discussed in further detail below, as well as cash on hand of the combined companies. We assumed $2.25 billion of CA’s outstanding senior unsecured notes.
We are currently evaluating the purchase price allocation following the consummation of the CA Merger. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information for this transaction, given the short period of time between the acquisition date and the issuance of these consolidated financial statements.
2019 Term Loans
In connection with the completion of the CA Merger, on November 5, 2018, we entered into a credit agreement, or the 2019 Credit Agreement, which provides for a $5 billion unsecured revolving credit facility, or the Revolving Facility, a $9 billion unsecured term A-3 facility, or the Term A-3 Loan, and a $9 billion unsecured term A-5 facility, or the Term A-5 Loan, and together with the Term A-3 Loan, referred to as the 2019 Term Loans. Our obligations under the 2019 Credit Agreement are guaranteed on an unsecured basis by BRCM, Broadcom Cayman Finance Limited and Broadcom-Singapore.
The term loans under the Term A-3 Loan and Term A-5 Loan have variable interest rates and will mature and be payable in full on the third or fifth anniversary, respectively. The Revolving Facility is a five-year unsecured revolving facility. Initially, the aggregate commitment is equal to $5 billion, of which $500 million is available for the issuance of multicurrency letters of credit. The issuance of letters of credit reduces the aggregate amount otherwise available under the Revolving Facility for the making of revolving loans. Subject to the terms of the 2019 Credit Agreement, we may borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) the fifth anniversary, and (b) the date of termination in whole of the revolving lenders’ commitments under the 2019 Credit Agreement in accordance with the terms thereof. We had no borrowings outstanding under the Revolving Facility on November 5, 2018.
In connection with the CA Merger, we entered into a definitive agreement to sell Veracode, Inc., a wholly owned subsidiary of CA and provider of application security testing solutions, to Thoma Bravo, LLC for cash consideration of $950 million, subject to customary closing conditions.
Stock Repurchase Authorization
On December 5, 2018, our Board of Directors increased our current stock repurchase program authorization by $6 billion. The repurchase authorization is effective through November 3, 2019, the end of Broadcom’s fiscal year 2019.
Cash Dividends Declared
On December 6, 2018, we announced that our Board of Directors has declared a cash dividend of $2.65 per share, payable on December 28, 2018 to stockholders of record on December 19, 2018.

Supplementary Financial Data — Quarterly Data (Unaudited)

	Fiscal Quarter Ended
	November 4, 2018 (1)	August 5, 2018 (2)	May 6, 2018 (3)	February 4, 2018 (4)	October 29, 2017 (5)	July 30, 2017 (6)	April 30, 2017 (7)	January 29, 2017 (8)

	(In millions, except per share data)
Net revenue	$5,444	$5,063	$5,014	$5,327	$4,844	$4,463	$4,190	$4,139
Gross margin	2,935	2,619	2,551	2,628	2,383	2,149	1,976	2,001
Operating income	1,652	1,339	1,201	943	755	648	474	506

Income from continuing operations	1,115	1,197	3,736	6,581	556	509	468	257
Income (loss) from discontinued operations, net of income taxes	—	(1)	(3)	(15)	5	(2)	(4)	(5)
Net income	1,115	1,196	3,733	6,566	561	507	464	252
Net income attributable to noncontrolling interest	—	—	15	336	29	26	24	13
Net income attributable to common stock	$1,115	$1,196	$3,718	$6,230	$532	$481	$440	$239

Diluted income (loss) per share attributable to common stock:
Income per share from continuing operations	$2.64	$2.71	$8.34	$14.66	$1.24	$1.14	$1.06	$0.58
Income (loss) per share from discontinued operations, net of income taxes	—	—	(0.01)	(0.04)	0.01	—	(0.01)	(0.01)
Net income per share	$2.64	$2.71	$8.33	$14.62	$1.25	$1.14	$1.05	$0.57

Dividends declared and paid per share	$1.75	$1.75	$1.75	$1.75	$1.02	$1.02	$1.02	$1.02
Dividends declared and paid per share-full year	$7.00				$4.08
_________________________________

(1)	Includes amortization of acquisition-related intangible assets of $829 million and impairment on investment of $106 million.

(2)	Includes amortization of acquisition-related intangible assets of $830 million.

(3)	Includes amortization of acquisition-related intangible assets of $832 million.

(4)
Includes the results of Brocade beginning with the fiscal quarter ended February 4, 2018 in connection with the completion of the Brocade Merger on November 17, 2017. Also includes amortization of acquisition-related intangible assets of $1,054 million, a purchase accounting effect on inventory charge of $70 million and restructuring, impairment and disposal charges of $145 million.

(5)	Includes amortization of acquisition-related intangible assets of $1,099 million and $110 million of litigation settlement charges.

(6)	Includes amortization of acquisition-related intangible assets of $1,096 million.

(7)	Includes amortization of acquisition-related intangible assets of $1,081 million.

(8)	Includes amortization of acquisition-related intangible assets of $999 million and a loss on debt extinguishment of $159 million.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions to Allowances	Charges Utilized/ Write-offs	Balance at End of Period

	(In millions)
Accounts receivable allowances:
Distributor credit allowances (1)
Fiscal year ended November 4, 2018	$177	$882	$(908)	$151
Fiscal year ended October 29, 2017	$252	$1,176	$(1,251)	$177
Fiscal year ended October 30, 2016	$66	$1,216	$(1,030)	$252

Other accounts receivable allowances (2)
Fiscal year ended November 4, 2018	$31	$116	$(135)	$12
Fiscal year ended October 29, 2017	$40	$49	$(58)	$31
Fiscal year ended October 30, 2016	$9	$142	$(111)	$40

Income tax valuation allowances (3)
Fiscal year ended November 4, 2018	$1,447	$314	$(414)	$1,347
Fiscal year ended October 29, 2017	$1,003	$460	$(16)	$1,447
Fiscal year ended October 30, 2016	$147	$882	$(26)	$1,003
_______________________________________

(1)	Distributor credit allowances relate to price adjustments and other allowances.

(2)	Other accounts receivable allowances primarily include sales returns and allowance for doubtful accounts.

(3)
The decrease in the fiscal year 2018 valuation allowance resulted from restructuring activities offset by increases due to the Brocade Merger and in foreign deferred tax assets arising from foreign credits and losses not expected to be realized. The increase in the fiscal year 2017 valuation allowances resulted from foreign deferred tax assets arising from foreign losses not expected to be realized.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of Broadcom’s disclosure controls and procedures as of November 4, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 4, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of us are being made only in accordance with authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of November 4, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of November 4, 2018, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting, as of November 4, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 4, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our directors, executive officers and compliance with Section 16(a) of the Exchange Act, set forth in the sections entitled “Proposal 1 — Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our 2018 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.
We have adopted a written Code of Ethics and Business Conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions and have posted it in the “Investors Center — Governance” section of our website, which is located at www.broadcom.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, our Code of Ethics and Business Conduct by posting such information on our website at the internet address and location above.

ITEM 11.	EXECUTIVE COMPENSATION
The information regarding executive compensation required by this Item 11 set forth in the sections entitled “Director Compensation”, “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our 2018 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section. However, the Compensation Committee Report included in such definitive Proxy Statement shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 set forth in the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our 2018 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships, related transactions and director independence required by this Item 13 set forth in the sections entitled “Corporate Governance” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our 2018 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services required by this Item 14 set forth in the proposal relating to the re-appointment of our independent registered public accounting firm in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our 2018 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:
1. Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

2. Financial Statement Schedules
The financial statement schedule of the Registrant and its subsidiaries for fiscal years 2018, 2017 and 2016 required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K:

Page
Schedule II - Valuation and Qualifying Accounts	109
Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.
3. Exhibits
The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date

2.1#
Agreement and Plan of Merger, dated May 28, 2015, by and among Pavonia Limited, Avago Technologies Limited, Safari Cayman L.P., Avago Technologies Cayman Holdings Ltd., Avago Technologies Cayman Finance Limited, Buffalo CS Merger Sub, Inc., Buffalo UT Merger Sub, Inc. and Broadcom Corporation.
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 29, 2015
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 2015, by and between Avago Technologies Limited and Broadcom Corporation.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	July 31, 2015
2.3#	Agreement and Plan of Merger, dated November 2, 2016, by and among Brocade Communications Systems, Inc., Broadcom Limited, Broadcom Corporation and Bobcat Merger Sub, Inc.	Broadcom Limited Current Report on Form 8-K/A (Commission File No. 001-37690)	November 2, 2016
2.4#	Agreement and Plan of Merger, dated as of July 11, 2018, by and among Broadcom, Inc., Collie Acquisition Corp. and CA, Inc.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-34889)	July 12, 2018

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
3.2	Amended and Restated Bylaws.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
4.1	Form of Common Stock Certificate.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-34889)	June 14, 2018
4.2
Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (“Co-Issuers”), the Company, Broadcom Cayman L.P., and BC Luxembourg S.à r.l. (the “Guarantors”) and Wilmington Trust, National Association, as trustee.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.3	Supplement Indenture to the January 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-34889)	April 9, 2018
4.4	Form of 2.375% Senior Note due 2020 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.5	Form of 3.000% Senior Note due 2022 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.6	Form of 3.625% Senior Note due 2024 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.7	Form of 3.875% Senior Note due 2027 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.8	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the Company and Broadcom Cayman L.P., (the “October Guarantors”) and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.9	Supplement Indenture to October 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2018
4.10	Form of 2.200% Senior Note due 2021 (included in Exhibit 4.8).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.11	Form of 2.650% Senior Note due 2023 (included in Exhibit 4.8).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.12	Form of 3.125% Senior Note due 2025 (included in Exhibit 4.8).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.13	Form of 3.500% Senior Note due 2028 (included in Exhibit 4.8).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.14	Voting Agreement, dated July 11, 2018, by and among Broadcom Inc., Collie Acquisition Corp., Careal Property Group AG, BigPoint Holding AG, Martin Haefner and Eva Maria Bucher-Haefner.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-34889)	July 12, 2018
10.1	Form of Indemnification and Advancement Agreement (effective April 4, 2018).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.2	Form of Indemnification Agreement (Directors) (effective June 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	June 9, 2016
10.3	Form of Indemnification Agreement (Officers) (effective June 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	June 9, 2016
10.4	Form of Indemnification Agreement (Directors) (effective February 1, 2016).	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016
10.5	Form of Indemnification Agreement (Directors) (effective prior to February 1, 2016).	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013
10.6	Form of Indemnification Agreement (Officers) (effective prior to February 1, 2016).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.7	Credit Agreement, dated as of November 5, 2018, among Broadcom Inc., the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-34889)	November 5, 2018
10.8
Sublease Agreement, dated June 5, 2009, between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Limited Registration Annual Report on Form 10-K (Commission File No. 001-33428)	December 15, 2010
10.9
Amendments of Sublease Agreement between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago’s facility at 1 Yishun Avenue 7 Singapore 768923.
		Avago Technologies Limited Registration Annual Report on Form 10-K (Commission File No. 001-33428)	December 17, 2015
10.10
Amendment No. 3 of Sublease Agreement between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago’s facility at 1 Yishun Avenue 7 Singapore 768923.
		Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016
10.11
Lease No. I/33183P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1935X of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49501Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	November 15, 2006
10.12
Lease No. I/31607P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1937C of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49499Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	November 15, 2006
10.13
Lease No. I/33182P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 2134N of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49500Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	November 15, 2006

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.14
Lease No. I/33160P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1975P of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49502Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	November 15, 2006
10.15	Lease Agreement dated as of April 29, 2005 by and between TriQuint Optoelectronics, Inc. and CyOptics, Inc. and related amendments and renewals.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013
10.16*	Lease Agreement dated December 29, 2004 between Irvine Commercial Property Company and Broadcom Corporation.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	March 1, 2005
10.17
First Amendment, Second Amendment, and Third Amendment dated June 7, 2005, April 9, 2007 and April 9, 2007, respectively, to Lease dated December 29, 2004 between Irvine Commercial Property Company LLC and Broadcom Corporation.
		Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	October 24, 2007
10.18	Fourth Amendment dated November 19, 2007 to Lease dated December 29, 2004 between Irvine Commercial Property Company LLC and Broadcom Corporation.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 28, 2008
10.19	Lease Agreement dated August 10, 2017 between Five Point Office Venture I, LLC and Broadcom Corporation.	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.20*	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and Broadcom Corporation.	Broadcom Corporation Current Report on Form 8-K/A (Commission File No. 000-23993)	July 23, 2009
10.21+	Avago Technologies Limited 2009 Equity Incentive Award Plan.	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.22+	Second Amended and Restated Employee Stock Purchase Plan.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	February 2, 2016
10.23+	Amendment to Broadcom Limited Second Amended and Restated Employee Stock Purchase Plan.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
10.24+	LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-195741)	May 6, 2014
10.25+	Amendment to the LSI Corporation 2003 Equity Incentive Plan (effective February 1, 2016).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 23, 2016
10.26+	Amendment to the LSI Corporation 2003 Equity Incentive Plan (effective April 4, 2018).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
10.27+	Broadcom Corporation 2012 Stock Incentive Plan.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 29, 2015
10.28+	Amendment to the Broadcom Corporation 2012 Stock Incentive Plan (effective February 1, 2016).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 23, 2016

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.29+	Amendment to the Broadcom Corporation 2012 Stock Incentive Plan (effective April 4, 2018).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
10.30+	Broadcom Corporation 1998 Stock Incentive Plan, as amended and restated November 11, 2010.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	February 2, 2011
10.31+	Amendment to the Broadcom Corporation 1998 Stock Incentive Plan (effective February 1, 2016).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 23, 2016
10.32+	Brocade Communication Systems, Inc. 2009 Stock Plan, as amended and restated April 11, 2017.	Brocade Communication Systems, Inc. Current Report on Form 8-K (Commission File No. 000-25601)	April 12, 2017
10.33+	Amendment to the Brocade Communication Systems, Inc. 2009 Stock Plan (effective November 17, 2017).	Broadcom Limited Registration Statement on Form S-8 (Commission File No. 333-221654)	November 11, 2017
10.34+	Amendment to the Brocade Communication Systems, Inc. 2009 Stock Plan (effective April 4, 2018).	Broadcom Inc. Current Report on Form 8-12B (Commission File No. 001-38449)	April 4, 2018
10.35+	Brocade Communications Systems, Inc. Amended and Restated Inducement Award Plan, effective as of May 24, 2016.	Brocade Communication Systems, Inc. Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement (Commission File No. 333-211823)	June 3, 2016
10.36+	Amendment to the Brocade Communication Systems, Inc. Amended and Restated Inducement Award Plan (effective November 17, 2017).	Broadcom Limited Registration Statement on Form S-8 (Commission File No. 333-221654)	November 11, 2017
10.37+	Amendment to the Brocade Communication Systems, Inc. Amended and Restated Inducement Award Plan (effective April 4, 2018).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
10.38+	Form of Annual Bonus Plan for Executive Employees.	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 23, 2016
10.39+	Form of Option Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.40+	Form of Restricted Stock Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 7, 2013
10.41+	Form of Restricted Stock Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan (effective February 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016
10.42+	Form of Restricted Stock Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan (effective December 5, 2017).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.43+	Form of Restricted Stock Unit Award Agreement under Avago Technologies Limited 2009 Equity Incentive Plan (effective April 4, 2018).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 16, 2018
10.44+	Form of Restricted Stock Unit Award Agreement under Avago Technologies Limited 2009 Equity Incentive Plan (effective December 5, 2018).			X
10.45+	Form of Agreement for Multi-Year Equity Award of Restricted Stock Unit Award under the Avago Technologies Limited 2009 Equity Incentive Award Plan).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-34889)	December 6, 2018

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.46+	Form of Performance Stock Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 9, 2017
10.47+	Form of Performance Share Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Plan (effective March 13, 2018).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 15, 2018
10.48+	Form of Performance Share Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Plan (effective April 4, 2018).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 16, 2018
10.49+	Form of Performance Stock Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Plan (effective December 5, 2018).			X
10.50+	Form of Agreement for Multi-Year Equity Award of Performance Stock Units under the Avago Technologies Limited 2009 Equity Incentive Award Plan).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-34889)	December 6, 2018
10.51+	Form of Option Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-196438)	June 2, 2014
10.52+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-196438)	June 2, 2014
10.53+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective February 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016
10.54+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 5, 2017).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.55+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective April 4 2018).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-34889)	June 16, 2018
10.56+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 5, 2018).			X
10.57+	Broadcom Corporation Amended and Restated Restricted Stock Units Incentive Award Program.	Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	April 24, 2014
10.58+	Amendment to Broadcom Corporation Amended and Restated Restricted Stock Units Incentive Award Program.	Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	July 30, 2015
10.59+
Form of Restricted Stock Unit Issuance Agreement for executive officers under the Broadcom Corporation 2012 Stock Incentive Plan (for RSUs governed by the RSU Incentive Award Program (3 year cliff vesting)).
		Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 30, 2014
10.60+	Form of Award Letter under the Broadcom Corporation Restricted Stock Units Incentive Award Program.	Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	April 24, 2014
10.61+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan (effective February 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.62+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan (effective December 5, 2017).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.63+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan, as amended (effective April 4, 2018).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-34889)	June 16, 2018
10.64+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan, as amended (effective December 5, 2018).			X
10.65+	Form of Agreement for Multi-Year Equity Award of Restricted Stock Units under the Broadcom Corporation 2012 Stock Incentive Plan.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-34889)	December 6, 2018
10.66+	Form of Performance Stock Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan.	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 9, 2017
10.67+	Form of Performance Share Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan (effective March 15, 2018).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 15, 2018
10.68+	Form of Performance Share Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan (effective April 4, 2018).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-34889)	June 16, 2018
10.69+	Form of Performance Stock Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan (effective December 5, 2018).			X
10.70+	Form of Agreement for Multi-Year Equity Award of Performance Stock Units under the Broadcom Corporation 2012 Stock Incentive Plan.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-34889)	December 6, 2018
10.71+	Performance Stock Unit Award Agreement, dated June 15, 2016, between Broadcom Limited and Hock E. Tan.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	June 16, 2016
10.72+	Performance Stock Unit Award Agreement, dated June 15, 2017, between Broadcom Limited and Hock E. Tan.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	June 19, 2017
10.73+	Policy on Acceleration of Executive Staff Equity Awards in the Event of Death or Permanent Disability.	Avago Technologies Limited Current Report on Form 10-Q (Commission File No. 001-34428)	September 10, 2015
10.74+	Severance Benefits Agreement, dated January 23, 2014, between Avago Technologies Limited and Hock E. Tan.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-34889)	June 16, 2018
10.75+	Severance Benefits Agreement, dated October 17, 2016, between Broadcom Limited and Thomas H. Krause, Jr.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-34889)	June 16, 2018
10.76+	Severance Benefits Agreement, dated June 3, 2015, between Avago Technologies Limited and Charlie Kawwas.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-34889)	June 16, 2018
10.77+	Severance Benefits Agreement, dated September 26, 2017, between Broadcom Limited and Mark Brazeal.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-34889)	June 16, 2018
10.78+	Severance Benefits Agreement, dated January 23, 2014, between Avago Technologies Limited and Bryan Ingram.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-34889)	June 16, 2018

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.79+	Continuing Employment Offer Letter, dated June 3, 2015, between Avago Technologies Limited and Charlie Kawwas.	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	June 10, 2015
21.1	List of Subsidiaries.			X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			X
24.1	Power of Attorney (see signature page to this Form 10-K).			X
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	XBRL Instance Document			X
101.SCH	XBRL Schema Document			X
101.CAL	XBRL Calculation Linkbase Document			X
101.DEF	XBRL Definition Linkbase Document			X
101.LAB	XBRL Labels Linkbase Document			X
101.PRE	XBRL Presentation Linkbase Document			X

Notes:

+	Indicates a management contract or compensatory plan or arrangement.
#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
*	Certain information omitted pursuant to a request for confidential treatment filed with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADCOM INC.

By:	/s/ Hock E. Tan
	Name:	Hock E. Tan
	Title:	President and Chief Executive Officer

Date: December 21, 2018

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Hock E. Tan, Thomas H. Krause, Jr., Mark D. Brazeal and Kirsten M. Spears, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Hock E. Tan	President and Chief Executive Officer and Director (Principal Executive Officer)	December 21, 2018
Hock E. Tan

/s/ Thomas H. Krause, Jr.	Chief Financial Officer (Principal Financial Officer)	December 21, 2018
Thomas H. Krause, Jr.

/s/ Kirsten M. Spears	Principal Accounting Officer	December 21, 2018
Kirsten M. Spears

/s/ Henry Samueli	Chairman of the Board of Directors	December 21, 2018
Henry Samueli

/s/ Eddy W. Hartenstein	Lead Independent Director	December 21, 2018
Eddy W. Hartenstein

/s/ Gayla J. Delly	Director	December 21, 2018
Gayla J. Delly

/s/ James Diller Sr.	Director	December 21, 2018
James Diller Sr.

/s/ Lewis C. Eggebrecht	Director	December 21, 2018
Lewis C. Eggebrecht

Director
Check Kian Low

/s/ Donald Macleod	Director	December 21, 2018
Donald Macleod

/s/ Peter J. Marks	Director	December 21, 2018
Peter J. Marks