Form 10-Q
period 2019-02-03
Broadcom Inc.
filed 2019-03-15
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 3, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of March 1, 2019, there were 395,845,660 shares of our common stock, $0.001 par value per share, outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 3, 2019

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	February 3, 2019	November 4, 2018

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$5,093	$4,292
Trade accounts receivable, net	3,677	3,325
Inventory	1,074	1,124
Other current assets	760	366
Total current assets	10,604	9,107
Long-term assets:
Property, plant and equipment, net	2,684	2,635
Goodwill	36,647	26,913
Intangible assets, net	21,493	10,762
Other long-term assets	682	707
Total assets	$72,110	$50,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$738	$811
Employee compensation and benefits	463	715
Current portion of long-term debt	3,537	—
Other current liabilities	3,611	812
Total current liabilities	8,349	2,338
Long-term liabilities:
Long-term debt	34,104	17,493
Other long-term liabilities	6,433	3,636
Total liabilities	48,886	23,467
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; no shares issued or outstanding as of February 3, 2019 or November 4, 2018	—	—
Common stock and additional paid-in capital, $0.001 par value; 2,900 shares authorized; 396 and 408 shares issued and outstanding as of February 3, 2019 and November 4, 2018, respectively	23,081	23,285
Retained earnings	259	3,487
Accumulated other comprehensive loss	(116)	(115)
Total stockholders’ equity	23,224	26,657
Total liabilities and stockholders’ equity	$72,110	$50,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended
	February 3, 2019	February 4, 2018

	(In millions, except per share data)
Net revenue:
Products	$4,639	$5,108
Subscriptions and services	1,150	219
Total net revenue	5,789	5,327
Cost of revenue:
Cost of products sold	1,554	1,876
Cost of subscriptions and services	138	23
Purchase accounting effect on inventory	—	70
Amortization of acquisition-related intangible assets	833	715
Restructuring charges	56	15
Total cost of revenue	2,581	2,699
Gross margin	3,208	2,628
Research and development	1,133	925
Selling, general and administrative	471	291
Amortization of acquisition-related intangible assets	476	339
Restructuring, impairment and disposal charges	573	130
Total operating expenses	2,653	1,685
Operating income	555	943
Interest expense	(345)	(183)
Other income, net	68	35
Income from continuing operations before income taxes	278	795
Benefit from income taxes	(203)	(5,786)
Income from continuing operations	481	6,581
Loss from discontinued operations, net of income taxes	(10)	(15)
Net income	471	6,566
Net income attributable to noncontrolling interest	—	336
Net income attributable to common stock	$471	$6,230

Basic income (loss) per share:
Income per share from continuing operations	$1.20	$15.23
Loss per share from discontinued operations	(0.03)	(0.03)
Net income per share	$1.17	$15.20

Diluted income (loss) per share:
Income per share from continuing operations	$1.15	$14.66
Loss per share from discontinued operations	(0.03)	(0.04)
Net income per share	$1.12	$14.62

Weighted-average shares:
Basic	401	410
Diluted	419	426
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended
	February 3, 2019	February 4, 2018

	(In millions)
Net income	$471	$6,566
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale investments	—	9
Other comprehensive income	—	9
Comprehensive income	471	6,575
Comprehensive income attributable to noncontrolling interest	—	336
Comprehensive income attributable to common stock	$471	$6,239
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Fiscal Quarter Ended
	February 3, 2019	February 4, 2018

	(In millions)
Cash flows from operating activities:
Net income	$471	$6,566
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,316	1,058
Depreciation	143	126
Stock-based compensation	465	299
Deferred taxes and other non-cash taxes	(379)	(5,832)
Non-cash restructuring, impairment and disposal charges	92	5
Non-cash interest expense	13	6
Other	(21)	3
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	68	199
Inventory	50	250
Accounts payable	(169)	(403)
Employee compensation and benefits	(458)	(376)
Contributions to defined benefit pension plans	—	(129)
Other current assets and current liabilities	506	284
Other long-term assets and long-term liabilities	35	(371)
Net cash provided by operating activities	2,132	1,685
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(16,027)	(4,786)
Proceeds from sales of businesses	957	782
Purchases of property, plant and equipment	(99)	(220)
Proceeds from disposals of property, plant and equipment	—	237
Purchases of investments	—	(244)
Other	(24)	4
Net cash used in investing activities	(15,193)	(4,227)
Cash flows from financing activities:
Proceeds from long-term borrowings	17,896	—
Repayment of debt	—	(856)
Payment of debt issuance costs	(46)	—
Other borrowings	531	—
Dividend and distribution payments	(1,067)	(755)
Repurchases of common stock - repurchase program	(3,436)	—
Shares repurchased for tax withholdings on vesting of equity awards	(77)	—
Issuance of common stock	62	34
Other	(1)	(9)
Net cash provided by (used in) financing activities	13,862	(1,586)
Net change in cash and cash equivalents	801	(4,128)
Cash and cash equivalents at beginning of period	4,292	11,204
Cash and cash equivalents at end of period	$5,093	$7,076
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC. CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — UNAUDITED

	Preferred Stock		Common Stock and Additional Paid-in Capital		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Broadcom Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount

	(In millions)
Balance as of November 4, 2018	—	$—	408	$23,285	$3,487	$(115)	$26,657	$—	$26,657
Net income	—	—	—	—	471	—	471	—	471
Cumulative effect of accounting changes	—	—	—	—	8	(1)	7	—	7
Fair value of partially vested equity awards assumed in connection with the acquisition of CA, Inc.	—	—	—	67	—	—	67	—	67
Cash dividends declared and paid to stockholders	—	—	—	—	(1,067)	—	(1,067)	—	(1,067)
Common stock issued	—	—	2	62	—	—	62	—	62
Stock-based compensation	—	—	—	540	—	—	540	—	540
Repurchases of common stock	—	—	(14)	(796)	(2,640)	—	(3,436)	—	(3,436)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	—	(77)	—	—	(77)	—	(77)
Balance as of February 3, 2019	—	$—	396	$23,081	$259	$(116)	$23,224	$—	$23,224

Balance as of October 29, 2017	22	$—	409	$20,505	$(129)	$(91)	$20,285	$2,901	$23,186
Net income	—	—	—	—	6,230	—	6,230	336	6,566
Other comprehensive income	—	—	—	—	—	9	9	—	9
Cumulative effect of accounting changes	—	—	—	—	(252)	—	(252)	(14)	(266)
Fair value of partially vested equity awards assumed in connection with the acquisition of Brocade Communications Systems, Inc.	—	—	—	8	—	—	8	—	8
Cash dividends declared and paid to stockholders	—	—	—	—	(717)	—	(717)	—	(717)
Cash distribution declared and paid by Broadcom Cayman L.P. on exchangeable limited partnership units	—	—	—	—	—	—	—	(38)	(38)
Exchange of exchangeable limited partnership units for common stock	—	—	—	5	—	—	5	(5)	—
Common stock issued	—	—	1	34	—	—	34	—	34
Stock-based compensation	—	—	—	299	—	—	299	—	299
Balance as of February 4, 2018	22	$—	410	$20,851	$5,132	$(82)	$25,901	$3,180	$29,081
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
Broadcom Inc., or Broadcom, a Delaware corporation, is the successor to Broadcom Limited (now Broadcom Pte. Ltd.), a Singapore company, or Broadcom-Singapore. On April 4, 2018, all Broadcom-Singapore outstanding ordinary shares were exchanged for newly issued shares of Broadcom Inc. common stock, or the Redomiciliation Transaction. As a result, Broadcom-Singapore became a wholly-owned subsidiary of Broadcom Inc. In addition, all outstanding exchangeable limited partnership units, or LP Units, of Broadcom Cayman L.P., or the Partnership, were mandatorily exchanged, or the Mandatory Exchange, for newly issued shares of Broadcom Inc. common stock and all limited partners of the Partnership became common stockholders of Broadcom Inc. Also, all related outstanding special preference shares of Broadcom-Singapore were automatically redeemed upon the Mandatory Exchange. The limited partners no longer hold a noncontrolling interest and we deregistered the Partnership.
The Redomiciliation Transaction was accounted for as an exchange of equity interests among entities under common control and the historical basis of accounting was retained as if the entities had always been combined for financial reporting purposes.
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
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, automate, manage and secure applications across mobile, cloud, distributed and mainframe platforms.
On November 5, 2018, we acquired CA, Inc., or CA, for $16.1 billion, net of cash acquired, or the CA Merger. CA was a leading provider of information technology management software and solutions. The results of operations of CA are included in the unaudited condensed consolidated financial statements commencing as of November 5, 2018, or the CA Acquisition Date. See Note 3. “Acquisitions” for additional information.
Subsequent to the CA Merger, we changed our organizational structure, resulting in three reportable segments: semiconductor solutions, infrastructure software and intellectual property, or IP, licensing. Prior period segment results have been recast to conform to the current presentation. See Note 10. “Segment Information” for additional information.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending November 3, 2019, or fiscal year 2019, is a 52-week fiscal year. The first quarter of our fiscal year 2019 ended on February 3, 2019, the second quarter ends on May 5, 2019 and the third quarter ends on August 4, 2019. Our fiscal year ended November 4, 2018, or fiscal year 2018, was a 53-week fiscal year, with our first fiscal quarter containing 14 weeks.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and our subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 4, 2018 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2018 as filed with the Securities and Exchange Commission, or SEC, but do not include all disclosures required by GAAP. All intercompany transactions and balances have been eliminated in consolidation. The operating results for the fiscal quarter ended February 3, 2019 are not necessarily indicative of the results that may be expected for fiscal year 2019, or for any other future period.

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
Reclassifications. Certain reclassifications have been made to the prior period condensed consolidated statement of operations and statement of cash flows to conform to current period presentation. These reclassifications had no impact on previously reported net income or net cash activities.
Recently Adopted Accounting Guidance
In the first quarter of fiscal year 2019, we adopted the Financial Accounting Standards Board, or FASB, guidance issued in March 2017 that requires an employer to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are presented separately from the service cost component. We adopted the guidance using a permitted practical expedient that uses the amounts disclosed in the pension and other post-retirement benefit plans note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The adoption did not have a material impact on the condensed consolidated statements of operations presented herein.
In the first quarter of fiscal year 2019, we adopted the guidance issued in January 2016 that changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance requires the remeasurement of equity investments not accounted for under the equity method to be measured at fair value and any changes in fair value recognized in net income. The guidance allows for election of a measurement alternative for equity securities without readily determinable fair values to be measured at costs less impairment, adjusted for observable price changes. We adopted this guidance using the modified retrospective method for our marketable equity securities and a prospective approach for non-marketable equity securities using the measurement alternative. Upon adoption, we recognized an $8 million increase to retained earnings and a $1 million increase to accumulated other comprehensive loss. During the fiscal quarter ended February 3, 2019, we also recognized $27 million of unrealized gains on equity securities within other income, net in our condensed consolidated statement of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or Topic 606. We adopted Topic 606 effective November 5, 2018 using the modified retrospective method. Reporting periods prior to the adoption of the new revenue standard are presented in accordance with Accounting Standards Codification 605, Revenue Recognition, or Topic 605, while reporting periods after adoption are presented in accordance with the new revenue standard. The cumulative effect adjustment as of November 5, 2018 to retained earnings was not significant. See Note 2. "Revenue from Contracts with Customers" for further information related to adoption of the new revenue standard, including our updated revenue accounting policies and accounting policies for costs to obtain and fulfill a contract with a customer. Refer to our Annual Report on Form 10-K for our accounting policies in accordance with Topic 605.
Recent Accounting Guidance Not Yet Adopted
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
2. Revenue from Contracts with Customers
We account for a contract with a customer when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable we will collect substantially all of the consideration we are entitled to. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.
Nature of products and services
Our products and services can be broadly categorized as sales of products and subscriptions and services. The following is a description of the principal activities from which we generate revenue.

Products. Under Topic 606, we recognize revenue from sales to direct customers and distributors when control transfers to the customer. Rebates and incentives offered to distributors, which are earned when sales to end customers are completed, are estimated at the point of revenue recognition. We have elected to exclude from the transaction price any taxes collected from a customer and to account for shipping and handling activities performed after a customer obtains control of the product as activities to fulfill the promise to transfer the product.
Subscriptions and services. Our subscriptions and services revenue consists of sales and royalties from software arrangements, support services, professional services, transfer of IP, and non-recurring engineering, or NRE, arrangements.
Revenue from software arrangements primarily consists of fees, which may be paid either at contract inception or in installments over the contract term, that provide customers with a right to use the software, access general support and maintenance, and utilize our professional services.
Our software licenses have standalone functionality from which customers derive benefit, and the customer obtains control of the software when it is delivered or made available for download. We believe that for the majority of software arrangements, customers derive significant benefit from the ongoing support we provide. Our CA-related subscriptions and services arrangements permit our customers to unilaterally terminate or cancel these arrangements at any time at the customer’s convenience, referred to as termination for convenience provisions, without substantive termination penalty and receive a pro-rata refund of any prepaid fees. Accordingly, we account for arrangements with these termination for convenience provisions as a series of daily contracts, resulting in a ratable revenue recognition of software revenue over the contractual period.
Support services consist primarily of telephone support and the provision of unspecified updates and upgrades on a when-and-if-available basis. Support services represent stand-ready obligations for which revenue is recognized ratably over the term of the arrangement.
Professional services consist of implementation, consulting, customer education and customer training services. The obligation to provide professional services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as we satisfy our performance obligations.
Rights to our IP are either sold or licensed to a customer. IP revenue recognition is dependent on the nature and terms of each agreement. We recognize IP revenue upon delivery of the IP if there are no substantive future obligations to perform under the arrangement. Sales-based or usage-based royalties from the license of IP are recognized at the later of the period the sales or usages occur or the satisfaction of the performance obligation to which some or all of the sales-based or usage-based royalties have been allocated.
There are two main categories of NRE contracts which we enter into with our customers; (a) NRE contracts in which we develop a custom chip and (b) NRE contracts in which we accelerate our development of a new chip upon the customer’s request. The majority of our NRE contract revenues meet the over time criteria under Topic 606. As such, revenue is recognized over the development period with the measure of progress using the input method based on costs incurred to total cost (cost-to-cost) as the services are provided. For NRE contracts that do not meet the over time criteria under Topic 606, revenue is recognized at a point in time when the NRE services are complete.
Material rights. Contracts with customers may also include material rights which are also performance obligations. These include the right to renew or receive products or services at a discounted price in the future. Revenue allocated to material rights is recognized when the customer exercises the right or the right expires.
Arrangements with multiple performance obligations
Our contracts may contain more than one of the products and services listed above, each of which is separately accounted for as a distinct performance obligation.
Allocation of consideration. We allocate total contract consideration to each distinct performance obligation in a bundled arrangement on a relative standalone selling price basis. The standalone selling price reflects the price we would charge for a specific product or service if it were sold separately in similar circumstances and to similar customers.
Standalone selling price. When available, we use directly observable transactions to determine the standalone selling prices for performance obligations. Our estimates of standalone selling price for each performance obligation require judgment that considers multiple factors, including, but not limited to, historical discounting trends for products and services and pricing practices through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, technology lifecycles and market conditions.
We separately determine the standalone selling prices by product or service type. Additionally, we segment the standalone selling prices for products where the pricing strategies differ, and where there are differences in customers and circumstances that warrant segmentation.

We also estimate the standalone selling price of our material rights. Lastly, we estimate the value of the customer’s option to purchase or receive additional products or services at a discounted price by estimating the incremental discount the customer would obtain when exercising the option and the likelihood that the option would be exercised.
Warranty. We provide only assurance-type warranties on our products to our customers. As a result, we accrue for the estimated costs of product warranties at the time revenue is recognized. Product warranty costs are estimated based upon our historical experience and specific identification of the products requirements, which may fluctuate based on product mix. Additionally, we accrue for warranty costs associated with occasional or unanticipated product quality issues if a loss is probable and can be reasonably estimated.
Other policies and judgments
Significant financing component. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within a specified period. In certain arrangements, we receive payment from a customer either before or after the performance obligation has been satisfied. The timing difference between the payment and satisfaction of performance obligations for the vast majority of our contracts is one year or less; therefore, for those contracts, we apply a practical expedient and do not consider the effects of the time value of money.
Contract modifications. We may modify contracts to offer customers additional products or services. Each of the additional products and services are generally considered distinct from those products or services transferred to the customer before the modification. We evaluate whether the contract price for the additional products and services reflects the standalone selling price as adjusted for facts and circumstances applicable to that contract. In these cases, we account for the additional products or services as a separate contract. In other cases where the pricing in the modification does not reflect the standalone selling price as adjusted for facts and circumstances applicable to that contract, we account for the additional products or services as part of the existing contract on a prospective basis, on a cumulative catch-up basis, or on a combination of both based on the nature of modification. In instances where the pricing in the modification offers the customer a credit for a prior arrangement, we adjust our variable consideration reserves for returns and other concessions.
Right of return. Certain contracts contain a right of return that allows the customer to cancel all or a portion of the product or service and receive a credit. We estimate returns based on historical returns data which is constrained to an amount for which a material revenue reversal is not probable. We do not recognize revenue for products or services that are expected to be returned.
Transition practical expedient elected. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. For contracts that were modified before the beginning of the earliest reporting period presented, we have not retrospectively restated the contract for those modifications in accordance with Topic 606. We have disclosed the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations for purposes of determining the transaction price and allocating the transaction price at transition.
Disaggregation
We have considered 1) information that is regularly reviewed by our Chief Executive Officer, who has been identified as the Chief Operating Decision Maker, or the CODM, as defined by the authoritative guidance on segment reporting, in evaluating financial performance and 2) disclosures presented outside of our financial statements in our earnings releases and used in investor presentations to disaggregate revenues. The principal category we use to disaggregate revenues is the nature of our products and subscriptions and services, as presented in our condensed consolidated statements of operations. In addition, revenues by reportable segment are presented in Note 10. "Segment Information".
The following table presents revenue disaggregated by type of revenue and by region.

	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)

Products	$617	$3,720	$302	$4,639
Subscriptions and services*	816	114	220	1,150
Total	$1,433	$3,834	$522	$5,789
________________________________
* Subscriptions and services predominantly includes software licenses with termination for convenience clauses.

Contract Balances
Contract assets and contract liabilities balances for the periods indicated below were as follows:

	Contract Assets	Contract Liabilities

	(In millions)
Opening balance November 5, 2018*	$18	$272

Closing balance February 3, 2019	$173	$2,209
________________________________
* We adopted Topic 606 immediately prior to the CA Merger. Accordingly, the opening balance does not include contract assets or contract liabilities associated with CA.
The difference in the opening and closing balances of our contract assets and contract liabilities primarily results from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognized contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements which may include termination for convenience provisions. The amount of revenue recognized during the fiscal quarter ended February 3, 2019 that was included in the contract liabilities balance as of November 5, 2018 was $93 million.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include CA contracts where the customer is not committed. The customer is not considered committed where they are able to terminate for convenience without payment of a substantive penalty and this has been extended to all CA customers, either contractually or through customary business practice. Additionally, as a practical expedient, we have not included contracts which have an original duration of one year or less nor have we included contract with sales-based and usage-based royalties promised in exchange for a license of intellectual property.
Because the substantial majority of our customer contracts allow our customers to terminate for convenience or have an original duration of one year or less, the total amount of the transaction price allocated to remaining performance obligations as of February 3, 2019 was not significant. Since our customers generally may not exercise their termination for convenience rights and the majority of the contracts we execute for products, as well as subscription and services, have a duration of one year or less, our remaining performance obligations are not indicative of revenue for future periods.
Contract Costs
We have applied the practical expedient to expense commission costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. As a result, no commission costs are capitalized.
We have a policy to recognize an asset from the costs incurred to fulfill a contract that are not within the scope of another accounting literature. We have not incurred any costs to fulfill a contract that fall within the guidance and, as a result, no costs to fulfill a contract have been capitalized.
Changes in Accounting Policies
Except for the changes below, we have consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements. We adopted Topic 606 with an initial application date of November 5, 2018. As a result, we have changed our accounting policy for revenue recognition as detailed above.
We applied Topic 606 using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, we reflected the aggregate effect of all modifications when identifying the performance obligations and allocating the transaction price at transition, which did not have a material effect on the adjustment to retained earnings as of November 5, 2018.

Financial Statement Impact of Adopting Topic 606
We adopted Topic 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed by November 4, 2018 was recorded as an adjustment to retained earnings as of adoption on November 5, 2018. We adopted Topic 606 immediately prior to the CA Merger. Accordingly, the adoption adjustments presented below excluded CA. As a result of applying the modified retrospective method, the following adjustments were made to selected condensed consolidated balance sheet line items as of November 5, 2018:

Balance Sheet	November 4, 2018	Adjustments Due to Topic 606	November 5, 2018

	(In millions)
ASSETS
Trade accounts receivable, net	$3,325	$11	$3,336
Other current assets	$366	$10	$376
Other long-term assets	$707	$20	$727
LIABILITIES
Other current liabilities	$812	$35	$847
Other long-term liabilities	$3,636	$6	$3,642
Impact of New Revenue Guidance on Net Revenue
The following table compares net revenue for the fiscal quarter ended February 3, 2019 to the pro forma amounts had the previous guidance been in effect. No other amounts in the condensed consolidated statement of operations for the fiscal quarter ended February 3, 2019 or in the condensed consolidated balance sheet as of February 3, 2019 were significantly affected by the new revenue guidance.

	Fiscal Quarter Ended February 3, 2019
Statement of Operations	Proforma as if the previous accounting was in effect	Effect of Change Higher/(Lower)	As Reported

	(In millions)
Net revenue:
Products	$4,639	$—	$4,639
Subscriptions and services	1,006	144	1,150
Total net revenue	$5,645	$144	$5,789
3. Acquisitions
Acquisition of CA, Inc.
On November 5, 2018, we acquired CA, which was a leading provider of information technology management software and solutions. We acquired CA to enhance our infrastructure software capabilities. We financed the CA Merger with the net proceeds from borrowings under the new term loans, as discussed in further detail in Note 7. “Borrowings,” as well as with cash on hand of the combined companies.
Purchase Consideration

(In millions)
Cash paid for outstanding CA common stock	$18,402
Cash paid by Broadcom to retire CA’s term loan	274
Cash paid for vested CA equity awards	101
Fair value of partially vested assumed equity awards	67
Total purchase consideration	18,844
Less: cash acquired	2,750
Total purchase consideration, net of cash acquired	$16,094

All vested in-the-money CA stock options, after giving effect to any acceleration, and all outstanding deferred stock units were cashed out upon the completion of the CA Merger. We assumed all unvested CA equity awards held by continuing employees. The portion of the fair value of partially vested equity awards associated with prior service of CA employees represents a component of the total consideration as presented above. Partially vested assumed equity awards were valued based on our share price as of the CA Acquisition Date.
We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identified intangible assets acquired was based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, we may further revise our preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the CA Acquisition Date). Any such revisions or changes may be material.
The following table presents our preliminary allocation of the total purchase price, net of cash acquired:

Estimated Fair Value
(In millions)
Current assets	$1,692
Goodwill	9,734
Intangible assets	12,045
Other long-term assets	237
Total assets acquired	23,708
Other current liabilities	(1,966)
Long-term debt	(2,255)
Other long-term liabilities	(3,393)
Total liabilities assumed	(7,614)
Fair value of net assets acquired	$16,094
Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the CA business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the CA Merger. Goodwill is not deductible for tax purposes.
Current assets included assets held-for-sale related to CA’s Veracode business, which was not aligned with our strategic objectives. On December 31, 2018, we sold this business to Thoma Bravo, LLC, or Thoma Bravo, for cash consideration of $950 million, before working capital adjustments. We do not have any material continuing involvement with this business and have presented its results in discontinued operations. Current assets also included $102 million of real properties held-for-sale.
Revenue attributable to CA has been included in our infrastructure software segment. Transaction costs of $62 million related to the CA Merger were included in selling, general and administrative expense for the fiscal quarter ended February 3, 2019.
Intangible Assets

	Fair Value	Weighted-Average Amortization Periods
	(In millions)	(In years)
Developed technology	$4,957	6
Customer contracts and related relationships	4,190	6
Order backlog	2,569	3
Trade name and other	137	5
Total identified finite-lived intangible assets	11,853
In-process research and development	192	N/A
Total identified intangible assets	$12,045

Developed technology relates to products used for mission critical business tools for processes and applications, as well as products used for cloud-based planning, development, management and security tools. We valued the developed technology using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
Customer contracts and related relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of CA. Customer contracts and related relationships were valued using the with-and-without-method under the income approach. In the with-and-without method, the fair value was measured by the difference between the present values of the cash flows with and without the existing customers in place over the period of time necessary to reacquire the customers. The economic useful life was determined by evaluating many factors, including the useful life of other intangible assets, the length of time remaining on the acquired contracts and the historical customer turnover rates.
Order backlog represents business under existing contractual obligations. The fair value of backlog was determined using the multi-period excess earnings method under the income approach based on expected operating cash flows from future contractual revenue. The economic useful life was determined based on the expected life of the backlog and the cash flows over the forecast period.
Trade name relates to the “CA” trade name. The fair value was determined by applying the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue under the trade name. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecast period.
The fair value of in-process research and development, or IPR&D, was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the contribution of other assets to those cash flows.
We believe the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the CA Acquisition Date.
The following table summarizes the details of IPR&D by category:

Description	IPR&D	Percentage of Completion	Estimated Cost to Complete	Expected Release Date (By Fiscal Year)

	(Dollars in millions)
Mainframe	$178	67%	$138	2019
Enterprise Solutions	$14	63%	$12	2019
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if CA had been acquired as of the beginning of fiscal year 2018. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges related to the acquisition and transaction costs. For the fiscal quarter ended February 4, 2018, non-recurring pro forma adjustments directly attributable to the CA Merger included acquisition costs of $169 million. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined business.

	Fiscal Quarter Ended
	February 3, 2019	February 4, 2018

	(In millions)
Pro forma net revenue*	$5,561	$6,166
Pro forma net income attributable to common stock	$795	$4,844
________________________________
* Pro forma net revenue is presented under Topic 606 for the fiscal quarter ended February 3, 2019 and under Topic 605 for the fiscal quarter ended February 4, 2018.
Acquisition of Brocade Communications Systems, Inc.
On November 17, 2017, we acquired Brocade Communications Systems, Inc., or Brocade. Brocade was a supplier of networking hardware, software and services, including Fibre Channel Storage Area Network solutions and Internet Protocol Networking solutions. We acquired Brocade to enhance our position as a provider of enterprise storage connectivity solutions, to broaden our portfolio for enterprise storage, and to increase our ability to address the evolving needs of our original equipment manufacturer, or OEM, customers.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for the period presented, as if Brocade had been acquired as of the beginning of our fiscal year ended October 29, 2017, or fiscal year 2017. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, the purchase accounting effect on inventory acquired, restructuring charges related to the acquisition and transaction costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2017 or of the results of our future operations of the combined business.

Fiscal Quarter Ended
February 4, 2018

(In millions)
Pro forma net revenue*	$5,447
Pro forma net income attributable to common stock	$6,333
________________________________
* Pro forma net revenue is presented under Topic 605 for the fiscal quarter ended February 4, 2018.
4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $1,111 million and $1,406 million of time deposits as of February 3, 2019 and November 4, 2018, respectively. As of February 3, 2019 and November 4, 2018, cash equivalents also included $318 million and $202 million of money-market funds, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.

Inventory

	February 3, 2019	November 4, 2018

	(In millions)
Finished goods	$445	$483
Work-in-process	511	505
Raw materials	118	136
Total inventory	$1,074	$1,124
Other Current Assets

	February 3, 2019	November 4, 2018

	(In millions)
Prepaid expenses	$304	$243
Other (miscellaneous)	456	123
Total other current assets	$760	$366
Other Current Liabilities

	February 3, 2019	November 4, 2018

	(In millions)
Contract liabilities	$1,692	$164
Notional pooling liabilities	549	—
Tax liabilities	656	162
Other (miscellaneous)	714	486
Total other current liabilities	$3,611	$812
We use a notional pooling arrangement with an international bank to assist us in the management of global liquidity. Under this arrangement, we maintain either a cash deposit or borrowing position through local currency accounts, so long as the aggregate global pooling position is a notionally calculated net cash deposit.
Other Long-Term Liabilities

	February 3, 2019	November 4, 2018

	(In millions)
Unrecognized tax benefits (a) (b)	$3,250	$3,088
Deferred tax liabilities (a)	2,076	169
Contract liabilities	517	66
Other (miscellaneous)	590	313
Total other long-term liabilities	$6,433	$3,636
________________________________
(a) Refer to Note 9. “Income Taxes” for additional information regarding these balances.
(b) Includes accrued interest and penalties.

Supplemental Cash Flow Information

	Fiscal Quarter Ended
	February 3, 2019	February 4, 2018

	(In millions)
Cash paid for interest	$423	$232
Cash paid for income taxes	$95	$109
As of February 3, 2019 and November 4, 2018, we had $44 million and $22 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant and equipment in the condensed consolidated statements of cash flows in the period in which they are paid.
5. Goodwill and Intangible Assets
Goodwill

	Wired Infrastructure	Wireless Communications	Enterprise Storage	Industrial & Other	Semiconductor Solutions	Infrastructure Software	IP Licensing	Total

	(In millions)
Balance as of November 4, 2018	$17,705	$5,945	$3,112	$151	$—	$—	$—	$26,913
Reallocation due to change in segments	(17,705)	(5,945)	(3,112)	(151)	25,924	980	9	—
CA Merger	—	—	—	—	—	9,734	—	9,734
Balance as of February 3, 2019	$—	$—	$—	$—	$25,924	$10,714	$9	$36,647
During the first quarter of fiscal year 2019, we changed our organizational structure resulting in three reportable segments: semiconductor solutions, infrastructure software and IP licensing. As a result, we have reassigned the goodwill balance to reflect our new segment structure using a relative fair value allocation approach. Under this approach, the fair value of each segment was determined using a combination of the income approach and the market approach, and was compared to the fair value of the total business immediately prior to the reorganization to arrive at the reassigned goodwill balance.

Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of February 3, 2019:
Purchased technology	$20,783	$(7,643)	$13,140
Customer contracts and related relationships	5,982	(1,107)	4,875
Order backlog	2,569	(227)	2,342
Trade names	712	(189)	523
Other	243	(63)	180
Intangible assets subject to amortization	30,289	(9,229)	21,060
IPR&D	433	—	433
Total	$30,722	$(9,229)	$21,493

As of November 4, 2018:
Purchased technology	$15,806	$(6,816)	$8,990
Customer contracts and related relationships	1,792	(878)	914
Trade names	578	(170)	408
Other	239	(53)	186
Intangible assets subject to amortization	18,415	(7,917)	10,498
IPR&D	264	—	264
Total	$18,679	$(7,917)	$10,762
Based on the amount of intangible assets subject to amortization at February 3, 2019, the expected amortization expense for each of the next five years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense
(In millions)
2019 (remainder)	$3,918
2020	5,024
2021	4,121
2022	3,153
2023	2,156
Thereafter	2,688
Total	$21,060
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	February 3, 2019
(In years)
Purchased technology	6
Customer contracts and related relationships	6
Order backlog	3
Trade names	10
Other	10

6. Net Income Per Share
Basic net income per share is computed by dividing net income attributable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common stock by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period.
Diluted shares outstanding include the dilutive effect of in-the-money stock options, unvested restricted stock units, or RSUs, and employee stock purchase plan rights under the Broadcom Limited Second Amended and Restated Employee Share Purchase Plan, as amended, or ESPP (together referred to as equity awards).
The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and purchasing shares under the ESPP and the amount of compensation cost for future service that we have not yet recognized are collectively assumed to be used to repurchase shares.
For the fiscal quarter ended February 4, 2018, diluted net income per share excluded the potentially dilutive effect of the exchange of the LP Units for 22 million common stock shares as their effect was antidilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended
	February 3, 2019	February 4, 2018

Numerator:	(In millions, except per share data)
Income from continuing operations	$481	$6,581
Less: Income from continuing operations attributable to noncontrolling interest	—	337
Income from continuing operations attributable to common stock	481	6,244

Loss from discontinued operations, net of income taxes	(10)	(15)
Less: Loss from discontinued operations, net of income taxes, attributable to noncontrolling interest	—	(1)
Loss from discontinued operations, net of income taxes, attributable to common stock	(10)	(14)

Net income attributable to common stock	$471	$6,230

Denominator:
Weighted-average shares outstanding - basic	401	410
Dilutive effect of equity awards	18	16
Weighted-average shares outstanding - diluted	419	426

Basic income per share:
Income per share from continuing operations	$1.20	$15.23
Loss per share from discontinued operations	(0.03)	(0.03)
Net income per share	$1.17	$15.20

Diluted income per share:
Income per share from continuing operations	$1.15	$14.66
Loss per share from discontinued operations	(0.03)	(0.04)
Net income per share	$1.12	$14.62

7. Borrowings

	Effective Interest Rate	February 3, 2019	November 4, 2018

	(In millions)
2019 Term Loans - floating rate
LIBOR plus 1.125% term loan due November 2021	3.853%	$9,000	$—
LIBOR plus 1.250% term loan due September 2021 to November 2023	3.892%	9,000	—
		18,000	—
2017 Senior Notes - fixed rate
2.375% notes due January 2020	2.615%	2,750	2,750
2.200% notes due January 2021	2.406%	750	750
3.000% notes due January 2022	3.214%	3,500	3,500
2.650% notes due January 2023	2.781%	1,000	1,000
3.625% notes due January 2024	3.744%	2,500	2,500
3.125% notes due January 2025	3.234%	1,000	1,000
3.875% notes due January 2027	4.018%	4,800	4,800
3.500% notes due January 2028	3.596%	1,250	1,250
		17,550	17,550
Assumed CA Senior Notes - fixed rate
5.375% notes due December 2019	3.433%	750	—
3.600% notes due August 2020	3.540%	400	—
3.600% notes due August 2022	4.071%	500	—
4.500% notes due August 2023	4.099%	250	—
4.700% notes due March 2027	5.153%	350	—
		2,250	—
Assumed Brocade Convertible Notes - fixed rate
1.375% convertible notes due January 2020	0.628%	37	37
		37	37
Assumed BRCM Senior Notes - fixed rate
2.50% - 4.50% notes due August 2022 - August 2034	2.50% - 4.50%	22	22
Total principal amount outstanding		37,859	17,609
Less: Unaccreted discount, premium and unamortized debt issuance costs		(218)	(116)
Total carrying value of debt		$37,641	$17,493
2019 Term Loans and Assumed CA Senior Notes
In connection with the CA Merger, we entered into a credit agreement, or the 2019 Credit Agreement, which provides for a $9,000 million unsecured term A-3 facility and a $9,000 million unsecured term A-5 facility, collectively referred to as the 2019 Term Loans. Interest on our 2019 Term Loans is based on a floating rate and is payable monthly. Our obligations under the 2019 Credit Agreement are guaranteed on an unsecured basis by Broadcom Corporation, or BRCM, Broadcom Cayman Finance Limited and Broadcom Technologies Inc., with a residual guarantee being provided by Broadcom-Singapore until its pending voluntary liquidation (commenced in the fiscal quarter ended February 3, 2019) is finalized.
The 2019 Credit Agreement also provides for a five-year $5,000 million unsecured revolving credit facility, or the Revolving Facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit reduces the aggregate amount otherwise available under the Revolving Facility for revolving loans. Subject to the terms of the 2019 Credit Agreement, we may borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) November 2023 or (b) the date of termination in whole of the revolving lenders’ commitments under the 2019 Credit Agreement in accordance with the terms thereof. We had no borrowings outstanding under the Revolving Facility on February 3, 2019.

Additionally, we assumed $2,250 million in aggregate principal amount of CA’s outstanding senior unsecured notes, or the Assumed CA Senior Notes. CA remains the sole obligor under the Assumed CA Senior Notes. We may redeem all or a portion of the Assumed CA Senior Notes at any time, subject to a specified make-whole premium as set forth in the indenture governing the Assumed CA Senior Notes. In the event of a change in control, each note holder will have the right to require us to repurchase all or any part of the holders’ notes in cash at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest, if any, to the date of repurchase (subject to the right of holders of record on the relevant interest payment date to receive interest due). Each series of the Assumed CA Senior Notes pays interest semi-annually.
2017 Senior Notes
During fiscal year 2017, BRCM and Broadcom Cayman Finance Limited, collectively referred to as the Subsidiary Issuers, issued $17,550 million of senior unsecured notes, or the 2017 Senior Notes. Our 2017 Senior Notes were fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom, or Parent Guarantor, and Broadcom-Singapore. During the fiscal quarter ended February 3, 2019, Broadcom-Singapore was placed in voluntary liquidation in Singapore. Broadcom Technologies Inc., or Subsidiary Guarantor, a wholly-owned subsidiary of Broadcom, became a guarantor of the 2017 Senior Notes and entered into supplemental indentures with the Subsidiary Issuers and the trustee of the 2017 Senior Notes. As a result, Broadcom-Singapore was released from its guarantee of the 2017 Senior Notes under each of their respective indentures in accordance with their terms.
Fair Value of Debt
As of February 3, 2019, the estimated aggregate fair value of debt was $37,021 million and was primarily classified as Level 2. The fair value of our 2019 Term Loans is determined using inputs based on discounted cash flow models with observable market inputs and takes into consideration variables such as interest rate changes, comparable instruments, and credit-rating changes. The fair values of the Assumed CA Senior Notes and 2017 Senior Notes are determined using quoted prices from less active markets.
Future Principal Payments of Debt
The future scheduled principal payments for debt as of February 3, 2019 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2019 (remainder)	$—
2020	3,937
2021	1,650
2022	13,909
2023	2,150
Thereafter	16,213
Total	$37,859
As of February 3, 2019 and November 4, 2018, we accrued interest payable of $104 million and $165 million, respectively and were in compliance with all debt covenants.
8. Stockholders’ Equity
Redomiciliation Transaction
For the period prior to the Redomiciliation Transaction, our stockholders’ equity reflected Broadcom-Singapore’s outstanding ordinary shares. On April 4, 2018, all Broadcom-Singapore outstanding ordinary shares were exchanged on a one-for-one basis for newly issued shares of Broadcom Inc. common stock and Broadcom-Singapore became a wholly-owned subsidiary of Broadcom Inc.
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

Noncontrolling Interest
Immediately prior to the Redomiciliation Transaction, the limited partners held a noncontrolling interest of approximately 5% in the Partnership through their ownership of LP Units. Accordingly, net income attributable to our common stock in our condensed consolidated statement of operations excluded the noncontrolling interest’s proportionate share of the results for the fiscal quarter ended February 4, 2018. In addition, we presented the proportionate share of equity attributable to the noncontrolling interest as a separate component of total equity within our condensed consolidated statement of equity for the fiscal quarter ended February 4, 2018.
Dividends and Distributions

	Fiscal Quarter Ended
	February 3, 2019	February 4, 2018

	(In millions, except per share data)
Cash dividends and distributions declared and paid per share/unit	$2.65	$1.75
Cash dividends paid to stockholders	$1,067	$717
Cash distributions paid to limited partners	$—	$38
Stock Repurchase Program
In December 2018, our Board of Directors increased our previously authorized $12 billion stock repurchase program to a total of $18 billion. We may repurchase our common stock from time to time on or prior to November 3, 2019, the end of our fiscal year 2019. During the fiscal quarter ended February 3, 2019, we repurchased and retired approximately 14 million shares of our common stock for $3,436 million at a weighted average price of $246.64 under this stock repurchase program. As of February 3, 2019, $7,306 million of the current authorization remained available under our stock repurchase program.
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
Stock-Based Compensation Expense

	Fiscal Quarter Ended
	February 3, 2019	February 4, 2018

	(In millions)
Cost of products sold	$26	$18
Cost of subscriptions and services	8	2
Research and development	311	203
Selling, general and administrative	120	76
Total stock-based compensation expense	$465	$299
During the fiscal quarter ended February 3, 2019, the Compensation Committee of our Board of Directors approved a broad-based program of multi-year equity grants of time- and market-based RSUs, or the Multi-Year Equity Awards, in lieu of our annual employee equity awards historically granted in the second quarter of our fiscal year. Each Multi-Year Equity Award vests on the same basis as four annual grants made March 15 of each year, beginning in fiscal year 2019, with successive four-year vesting periods. Stock-based compensation expense related to the Multi-Year Equity Awards was $107 million for the fiscal quarter ended February 3, 2019, including $17 million for Multi-Year Equity Awards granted to employees acquired in the CA Merger.
For the fiscal quarter ended February 3, 2019, stock-based compensation expense included $37 million related to equity awards assumed in connection with the CA Merger. In addition to stock-based compensation expense presented above, we recognized $75 million in restructuring charges for accelerated vesting of assumed equity awards held by employees terminated in connection with the CA Merger.

As of February 3, 2019, the total unrecognized compensation cost related to unvested stock-based awards was $6,704 million, which is expected to be recognized over the remaining weighted-average service period of 4.6 years.
Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding		Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 4, 2018	18		$195.50
Assumed in CA Merger	1		$206.14
Granted	32		$177.07
Vested	(1)		$207.90
Forfeited	—	*	$163.76
Balance as of February 3, 2019	50		$184.07
________________________________
* Represents fewer than 0.5 million shares.
The aggregate fair value of time- and market-based RSUs that vested during the fiscal quarter ended February 3, 2019 was $235 million, which represents the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax withholding obligations due upon the vesting of RSUs.
A summary of time- and market-based stock option activity is as follows:

	Number of Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value

	(In millions, except years and per share data)
Balance as of November 4, 2018	8		$50.14
Exercised	(2)		$49.94		$253
Cancelled	—	*	$98.85
Balance as of February 3, 2019	6		$50.17	1.75	$1,403
Fully vested as of February 3, 2019	6		$50.17	1.75	$1,403
Fully vested and expected to vest as of February 3, 2019	6		$50.17	1.75	$1,403
________________________________
* Represents fewer than 0.5 million shares.
9. Income Taxes
For the fiscal quarter ended February 3, 2019, our benefit from income taxes was $203 million, compared to a benefit from income taxes of $5,786 million for the fiscal quarter ended February 4, 2018.
The benefit for the fiscal quarter ended February 3, 2019 was primarily due to the recognition of $141 million of gross uncertain tax benefits as a result of audit settlements and lapses of statutes of limitations, partial release of $56 million of our valuation allowance as a result of the CA Merger, and $35 million of excess tax benefits from stock-based awards that were vested or exercised during the period. The current period also includes the impact of several provisions of the U.S. Tax Cuts and Jobs Act, or the 2017 Tax Reform Act, that take effect for us for the first time in the fiscal year ending November 3, 2019, including a new minimum tax on certain foreign earnings, known as Global Intangible Low-taxed Income, or GILTI, a new incentive for foreign-derived intangible income, changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. We have elected to account for GILTI as a period cost rather than on a deferred basis.

The benefit from income taxes for the corresponding 2018 fiscal period was principally a result of provisional income tax benefits realized from the enactment of the 2017 Tax Reform Act, signed into law on December 22, 2017. The 2017 Tax Reform Act made significant changes to the U.S. Internal Revenue Code, including, but not limited to, a decrease in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and the transition tax on the mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations, or the Transition Tax, as of December 31, 2017.
As a result of the 2017 Tax Reform Act, we recorded a total provisional benefit of $5,810 million during the fiscal quarter ended February 4, 2018. This provisional benefit included $88 million related to the remeasurement of certain deferred tax assets and liabilities, which was based on the tax rates at which they were expected to be reversed in the future as a result of the 2017 Tax Reform Act. The provisional benefit also included $5,722 million related to the Transition Tax, which was primarily due to a reduction of $10,392 million in our federal deferred income tax liabilities on accumulated non-U.S. earnings, partially offset by $2,547 million of federal provisional long-term Transition Tax payable and $2,179 million of unrecognized federal tax benefits related to the Transition Tax.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118. This guidance allowed registrants a “measurement period,” not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the 2017 Tax Reform Act. We relied on this guidance to refine our estimates of the impact of the 2017 Tax Reform Act during the measurement period. The measurement period ended during our period ended February 3, 2019, and no adjustments were recorded during this period. As a result, we consider our accounting for the tax effects of the 2017 Tax Reform Act to be complete based on our interpretation of the law and subsequently issued guidance. However, it is expected that the U.S. Treasury will continue to issue regulations and other guidance on the application of certain provisions of the 2017 Tax Reform Act that may impact our interpretation of the rules and our calculation of the tax impact of the Transition Tax or other provisions of the 2017 Tax Reform Act.
Additionally, in connection with CA Merger, we established $2,369 million of net deferred tax liabilities on the excess of book basis over the tax basis of acquired identified intangible assets and investments in certain foreign subsidiaries that had not been indefinitely reinvested, partially offset by acquired tax attributes. The net deferred tax liabilities are based upon certain assumptions underlying our preliminary purchase price allocation. Upon finalization of the purchase price allocation, additional adjustments to the amount of our net deferred taxes may be required, provided we are within the measurement period.
Uncertain Tax Positions
The balance of gross unrecognized tax benefits was $4,005 million and $4,030 million as of February 3, 2019 and November 4, 2018, respectively. Gross unrecognized tax benefits decreased by $25 million compared to the balance as of November 4, 2018, primarily due to audit settlements and lapses of statutes of limitations offset by the recognition of uncertain tax positions related to the CA Merger, which were initially estimated as of the CA Acquisition Date. We continue to reevaluate these items with any adjustments to our preliminary estimates recognized, provided we are within the measurement period and we continue to collect information in order to determine their estimated values.
Accrued interest and penalties are included in other long-term liabilities on the condensed consolidated balance sheets. As of February 3, 2019 and November 4, 2018, the combined amount of cumulative accrued interest and penalties was approximately $284 million and $190 million, respectively.
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of February 3, 2019 and November 4, 2018, approximately $4,289 million and $4,220 million, respectively, of the unrecognized tax benefits, including accrued interest and penalties, would affect our effective tax rate if favorably resolved.
We are subject to U.S. income tax examination for fiscal years 2013 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside of the U.S. for fiscal years 2008 and later. It is possible that our existing unrecognized tax benefits may change up to $124 million as a result of lapses of the statute of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.

10. Segment Information
Reportable Segments
As a result of the CA Merger which closed on November 5, 2018, we updated our organizational structure resulting in three reportable segments: semiconductor solutions, infrastructure software and IP licensing. Each segment represents components for which separate financial information is available that is utilized on a regular basis by the Chief Executive Officer, who has been identified as the CODM, in determining how to allocate resources and evaluate performance. The reportable segments are determined based on several factors including, but not limited to, customer base, homogeneity of products, technology, delivery channels and similar economic characteristics.
Semiconductor solutions. We provide semiconductor solutions for enabling the set-top box and broadband access markets, for managing the movement of data in data center, telecom, enterprise and embedded networking applications, for enabling secure movement of digital data to and from host machines such as servers, personal computers and storage systems to the underlying storage devices such as hard disk drives and solid state drives. We provide a broad variety of radio frequency semiconductor devices, wireless connectivity solutions and custom touch controllers for mobile applications. We also provide a broad variety of products for the general industrial and automotive markets.
Infrastructure software. We provide a portfolio of mainframe, enterprise and storage area networking solutions, which enables customers to leverage the benefits of agility, automation, insights, resiliency and security in managing business processes and technology investments.
Intellectual property licensing. We license a portion of our broad intellectual property portfolio.
Our CODM assesses the performance of each segment and allocates resources to those segments based on net revenue and operating results and does not evaluate our segments using discrete asset information. Operating results by segment include items that are directly attributable to each segment and also include shared expenses such as global operations, including manufacturing support, logistics and quality control, in addition to expenses associated with selling, general and administrative activities for the business, which are allocated primarily based on revenue, while facilities expenses are allocated primarily based on site-specific headcount.
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

	Fiscal Quarter Ended
	February 3, 2019	February 4, 2018

	(In millions)
Net revenue:
Semiconductor solutions	$4,374	$4,955
Infrastructure software	1,403	328
IP licensing	12	44
Total net revenue	$5,789	$5,327

Operating income (loss):
Semiconductor solutions	$2,037	$2,325
Infrastructure software	1,020	216
IP licensing	(5)	26
Unallocated expenses	(2,497)	(1,624)
Total operating income	$555	$943

Significant Customer Information
We sell our products through our direct sales force and a select network of distributors globally. Two customers, both of which are distributors, accounted for 15% and 11% of our net accounts receivable balance at February 3, 2019 compared with two customers, also distributors, which accounted for 20% and 14% of our net accounts receivable balance at November 4, 2018.
One customer, a distributor, accounted for 15% of our net revenue for the fiscal quarter ended February 3, 2019. During the fiscal quarter ended February 4, 2018, one customer, a contract manufacturer, represented 18% of our net revenue. The majority of the revenue from these customers was included in our semiconductor solutions segment.
11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of February 3, 2019 that materially changed from the end of fiscal year 2018:

		Fiscal Year
	Total	2019 (remainder)	2020	2021	2022	2023	Thereafter

	(In millions)
Debt principal, interest and fees	$43,716	$861	$5,231	$2,810	$14,745	$2,854	$17,215
Purchase commitments	809	718	72	19	—	—	—
Other contractual commitments	245	134	87	15	6	3	—
Operating lease obligations	919	101	119	100	71	63	465
Total	$45,689	$1,814	$5,509	$2,944	$14,822	$2,920	$17,680
Debt Principal, Interest and Fees. Represents principal and estimated interest on borrowings under the 2019 Term Loans, Revolver Facility, 2017 Senior Notes, the Assumed CA Senior Notes, the Assumed BRCM Senior Notes, and the Assumed Brocade Convertible Notes. For our 2019 Term Loans, which are subject to a floating interest rate, the estimated interest was based on the interest rate in place during the last month of the fiscal quarter ended February 3, 2019.
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
Other Contractual Commitments. Represents amounts payable pursuant to agreements related to information technology, human resources, and other service agreements.
Operating Lease Obligations. Represents real property and equipment leased from third parties under non-cancelable operating leases. Rent expense was $67 million and $71 million for the fiscal quarters ended February 3, 2019 and February 4, 2018, respectively.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at February 3, 2019, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,250 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of February 3, 2019 have been excluded from the contractual obligations table above.
Standby Letters of Credit
As of February 3, 2019 and November 4, 2018, we had outstanding obligations relating to standby letters of credit of $68 million and $14 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantees. The fair values of the letters of credit approximate the contract amounts.

Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes, employment issues and disputes involving claims by third parties that our activities infringe their patent, copyright, trademark or other IP rights. Legal proceedings are often complex, may require the expenditure of significant funds and other resources, and the outcome of litigation is inherently uncertain, with material adverse outcomes possible. IP property claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing IP. Claims that our products or processes infringe or misappropriate any third-party IP rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time, we pursue litigation to assert our IP rights. Regardless of the merit or resolution of any such litigation, complex IP litigation is generally costly and diverts the efforts and attention of our management and technical personnel.
Lawsuits Relating to the Acquisition of Emulex Corporation
On April 8, 2015, a putative class action complaint was filed in the U.S. Central District Court, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex Corporation, or Emulex, its directors, AT Wireless and Emerald Merger Sub, and purported to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleged, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the U.S. Central District Court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint, which the U.S. Central District Court granted with prejudice on January 13, 2016. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit Court, on January 15, 2016. The appeal is captioned Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 16-55088. On June 27, 2016, the Plaintiff-Appellant filed his opening brief, on August 17 and August 22, 2016, the Defendants-Appellees filed their answering briefs, and on October 5, 2016 Plaintiff-Appellant filed his reply brief. The Ninth Circuit Court heard oral arguments on October 5, 2017. On April 20, 2018, the Ninth Circuit Court issued an opinion affirming in part and reversing in part the decision of the U.S. Central District Court and remanding Plaintiff-Appellant’s claims under Sections 14(e) and 20(a) of the Exchange Act to the U.S. Central District Court for reconsideration. On May 4, 2018, the Defendants-Appellees filed a Petition for Rehearing En Banc with the Ninth Circuit Court. On July 13, 2018, Plaintiff-Appellant filed an Opposition to the Petition for Rehearing En Banc. On September 6, 2018, the Ninth Circuit Court issued an order denying the Petition for Rehearing En Banc. On October 11, 2018, Defendants-Appellees filed a Petition for a Writ of Certiorari to the United States Supreme Court. On January 4, 2019, the United States Supreme Court granted certiorari. On February 19, 2019, the Defendants-Appellees (as Petitioners in the United States Supreme Court) filed their opening brief. The Plaintiff-Appellant’s brief is to be filed by March 21, 2019 and oral arguments are scheduled for April 15, 2019. We believe these claims are all without merit and intend to vigorously defend these actions.
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

During the periods presented, no material amounts have been accrued or disclosed in the accompanying condensed consolidated financial statements with respect to loss contingencies associated with any other legal proceedings, as potential losses for such matters are not considered probable and ranges of losses are not reasonably estimable. These matters are subject to many uncertainties and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our results of operations, financial position or cash flows.
Other Indemnifications
As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for IP claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liabilities or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.
12. Restructuring, Impairment and Disposal Charges
Restructuring Charges
The following is a summary of significant restructuring expense recognized in continuing operations, primarily in operating expenses:

•
In connection with the CA Merger, we initiated cost reduction activities. As a result, we recognized $594 million of restructuring expense primarily related to employee termination and lease and other exit costs during the fiscal quarter ended February 3, 2019.

•
During the first quarter of fiscal year 2018, we initiated cost reduction activities associated with the acquisition of Brocade. As a result, we recognized $2 million and $108 million of restructuring expense during the fiscal quarters ended February 3, 2019 and February 4, 2018, respectively. These restructuring expenses primarily related to lease and other exit costs for the fiscal quarter ended February 3, 2019 and employee termination costs for the fiscal quarter ended February 4, 2018.

•
During the second quarter of fiscal year 2016, we initiated cost reduction activities associated with the acquisition of BRCM. As a result, we recognized $3 million and $31 million of restructuring expense during the fiscal quarters ended February 3, 2019 and February 4, 2018, respectively. These restructuring expenses primarily related to employee termination costs for the fiscal quarter ended February 3, 2019 and lease and other exit costs for the fiscal quarter ended February 4, 2018. As of February 3, 2019, we have completed the restructuring activities related to the acquisition of BRCM.

	Employee Termination Costs	Leases and Other Exit Costs	Total

	(In millions)
Balance as of November 4, 2018	$16	$6	$22
Liabilities assumed from CA	29	38	67
Restructuring charges	502	97	599
Utilization	(314)	(17)	(331)
Balance as of February 3, 2019 (a)	$233	$124	$357
_________________________________
(a) The majority of the employee termination costs balance is expected to be paid in fiscal year 2019. The leases and other exit costs balance is related to leases and is expected to be paid over the remaining lease terms through fiscal year 2028.
Impairment and Disposal Charges
During the fiscal quarters ended February 3, 2019 and February 4, 2018, impairment and disposal charges of $30 million and $6 million, respectively, were primarily related to impairment of property, plant and equipment.

13. Condensed Consolidating Financial Information
The following information sets forth the condensed consolidating financial information as of February 3, 2019 and November 4, 2018 and for the fiscal quarters ended February 3, 2019 and February 4, 2018 for the Parent Guarantor, the Subsidiary Guarantor, the Subsidiary Issuers, and our other subsidiaries, collectively, the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Subsidiary Guarantor, the Subsidiary Issuers and the Non-Guarantor Subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Subsidiary Issuers would not provide additional material information that would be useful in assessing their financial composition.
See Note 7. “Borrowings” for more information regarding the 2017 Senior Notes and the change in guarantors that occurred in the first quarter of fiscal year 2019. We have applied the impacts of the change in guarantors retrospectively to all periods presented.

	Condensed Consolidating Balance Sheet
	February 3, 2019
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$724	$4,369	$—	$5,093
Trade accounts receivable, net	—	—	—	3,677	—	3,677
Inventory	—	—	—	1,074	—	1,074
Intercompany receivable	122	—	857	280	(1,259)	—
Intercompany loan receivable	—	—	10,372	9,045	(19,417)	—
Other current assets	50	—	44	666	—	760
Total current assets	172	—	11,997	19,111	(20,676)	10,604
Long-term assets:
Property, plant and equipment, net	—	—	772	1,912	—	2,684
Goodwill	—	—	1,360	35,287	—	36,647
Intangible assets, net	—	—	82	21,411	—	21,493
Investment in subsidiaries	54,829	37,121	48,516	—	(140,466)	—
Intercompany loan receivable, long-term	—	—	—	918	(918)	—
Other long-term assets	31	—	47	604	—	682
Total assets	$55,032	$37,121	$62,774	$79,243	$(162,060)	$72,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17	$—	$69	$652	$—	$738
Employee compensation and benefits	—	—	106	357	—	463
Current portion of long-term debt	—	—	2,750	787	—	3,537
Intercompany payable	255	—	95	909	(1,259)	—
Intercompany loan payable	13,610	—	4,675	1,132	(19,417)	—
Other current liabilities	62	(72)	105	3,516	—	3,611
Total current liabilities	13,944	(72)	7,800	7,353	(20,676)	8,349
Long-term liabilities:
Long-term debt	17,890	—	14,713	1,501	—	34,104
Deferred tax liabilities	(1)	—	(305)	2,382	—	2,076
Intercompany loan payable, long-term	—	—	918	—	(918)	—
Unrecognized tax benefits	—	—	2,421	829	—	3,250
Other long-term liabilities	(25)	96	103	933	—	1,107
Total liabilities	31,808	24	25,650	12,998	(21,594)	48,886
Total stockholders’ equity	23,224	37,097	37,124	66,245	(140,466)	23,224
Total liabilities and stockholders' equity	$55,032	$37,121	$62,774	$79,243	$(162,060)	$72,110

	Condensed Consolidating Balance Sheet
	November 4, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2,461	$1,831	$—	$4,292
Trade accounts receivable, net	—	—	—	3,325	—	3,325
Inventory	—	—	—	1,124	—	1,124
Intercompany receivable	56	—	182	67	(305)	—
Intercompany loan receivable	—	—	9,780	4,713	(14,493)	—
Other current assets	52	—	37	277	—	366
Total current assets	108	—	12,460	11,337	(14,798)	9,107
Long-term assets:
Property, plant and equipment, net	—	—	772	1,863	—	2,635
Goodwill	—	—	1,360	25,553	—	26,913
Intangible assets, net	—	—	84	10,678	—	10,762
Investment in subsidiaries	35,268	35,268	46,745	—	(117,281)	—
Intercompany loan receivable, long-term	—	—	—	991	(991)	—
Other long-term assets	—	—	250	457	—	707
Total assets	$35,376	$35,268	$61,671	$50,879	$(133,070)	$50,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19	$—	$44	$748	$—	$811
Employee compensation and benefits	—	—	272	443	—	715
Intercompany payable	9	—	58	238	(305)	—
Intercompany loan payable	8,691	—	4,713	1,089	(14,493)	—
Other current liabilities	—	—	219	593	—	812
Total current liabilities	8,719	—	5,306	3,111	(14,798)	2,338
Long-term liabilities:
Long-term debt	—	—	17,456	37	—	17,493
Deferred tax liabilities	—	—	(47)	216	—	169
Intercompany loan payable, long-term	—	—	991	—	(991)	—
Unrecognized tax benefits	—	—	2,563	525	—	3,088
Other long-term liabilities	—	—	131	248	—	379
Total liabilities	8,719	—	26,400	4,137	(15,789)	23,467
Total stockholders’ equity	26,657	35,268	35,271	46,742	(117,281)	26,657
Total liabilities and stockholders' equity	$35,376	$35,268	$61,671	$50,879	$(133,070)	$50,124

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Fiscal Quarter Ended
	February 3, 2019
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue:
Products	$—	$—	$—	$4,639	$—	$4,639
Subscriptions and services	—	—	—	1,150	—	1,150
Intercompany revenue	—	—	397	—	(397)	—
Total net revenue	—	—	397	5,789	(397)	5,789
Cost of revenue:
Cost of products sold	—	—	31	1,523	—	1,554
Cost of subscriptions and services	—	—	3	135	—	138
Intercompany cost of products sold	—	—	—	23	(23)	—
Amortization of acquisition-related intangible assets	—	—	—	833	—	833
Restructuring charges	—	—	(7)	63	—	56
Total cost of revenue	—	—	27	2,577	(23)	2,581
Gross margin	—	—	370	3,212	(374)	3,208
Research and development	—	—	447	686	—	1,133
Intercompany operating expense	—	—	—	374	(374)	—
Selling, general and administrative	52	—	81	338	—	471
Amortization of acquisition-related intangible assets	—	—	—	476	—	476
Restructuring, impairment and disposal charges	—	—	8	565	—	573
Total operating expenses	52	—	536	2,439	(374)	2,653
Operating income (loss)	(52)	—	(166)	773	—	555
Interest expense	(175)	—	(148)	(22)	—	(345)
Intercompany interest expense	(86)	—	(41)	(8)	135	—
Other income (loss), net	(1)	—	9	60	—	68
Intercompany interest income	—	—	79	56	(135)	—
Intercompany other income (expense), net	77	—	—	(77)	—	—
Income (loss) from continuing operations before income taxes and earnings in subsidiaries	(237)	—	(267)	782	—	278
Provision for (benefit from) income taxes	(24)	24	(177)	(26)	—	(203)
Income (loss) from continuing operations before earnings in subsidiaries	(213)	(24)	(90)	808	—	481
Earnings in subsidiaries	684	1,479	1,569	—	(3,732)	—
Income from continuing operations and earnings in subsidiaries	471	1,455	1,479	808	(3,732)	481
Loss from discontinued operations, net of income taxes	—	—	—	(10)	—	(10)
Net income	$471	$1,455	$1,479	$798	$(3,732)	$471

Comprehensive income	$471	$1,455	$1,479	$798	$(3,732)	$471

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Fiscal Quarter Ended
	February 4, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue:
Products	$—	$—	$—	$5,108	$—	$5,108
Subscriptions and services	—	—	—	219	—	219
Intercompany revenue	—	—	584	—	(584)	—
Total revenue	—	—	584	5,327	(584)	5,327
Cost of revenue:
Cost of products sold	—	—	29	1,847	—	1,876
Cost of subscriptions and services	—	—	3	20	—	23
Intercompany cost of products sold	—	—	—	34	(34)	—
Purchase accounting effect on inventory	—	—	—	70	—	70
Amortization of acquisition-related intangible assets	—	—	—	715	—	715
Restructuring charges	—	—	2	13	—	15
Total cost of revenue	—	—	34	2,699	(34)	2,699
Gross margin	—	—	550	2,628	(550)	2,628
Research and development	—	—	406	519	—	925
Intercompany operating expense	—	—	—	550	(550)	—
Selling, general and administrative	—	—	85	206	—	291
Amortization of acquisition-related intangible assets	—	—	—	339	—	339
Restructuring, impairment and disposal charges	—	—	33	97	—	130
Total operating expenses	—	—	524	1,711	(550)	1,685
Operating income	—	—	26	917	—	943
Interest expense	—	—	(181)	(2)	—	(183)
Intercompany interest expense	—	—	(59)	(574)	633	—
Other income, net	—	—	19	16	—	35
Intercompany interest income	—	—	574	59	(633)	—
Intercompany other income (expense), net	—	—	(57)	57	—	—
Income from continuing operations before income taxes and earnings in subsidiaries	—	—	322	473	—	795
Benefit from income taxes	—	—	(5,460)	(326)	—	(5,786)
Income from continuing operations before earnings in subsidiaries	—	—	5,782	799	—	6,581
Earnings in subsidiaries	6,230	6,566	638	—	(13,434)	—
Income from continuing operations and earnings in subsidiaries	6,230	6,566	6,420	799	(13,434)	6,581
Loss from discontinued operations, net of income taxes	—	—	—	(15)	—	(15)
Net income	6,230	6,566	6,420	784	(13,434)	6,566
Net income attributable to noncontrolling interest	—	336	—	—	—	336
Net income attributable to common stock	$6,230	$6,230	$6,420	$784	$(13,434)	$6,230

Net income	$6,230	$6,566	$6,420	$784	$(13,434)	$6,566
Unrealized gain on available-for-sale investments	—	—	9	—	—	9
Other comprehensive income	—	—	9	—	—	9
Comprehensive income	6,230	6,566	6,429	784	(13,434)	6,575
Comprehensive income attributable to noncontrolling interest	—	336	—	—	—	336
Comprehensive income attributable to common stock	$6,230	$6,230	$6,429	$784	$(13,434)	$6,239

	Condensed Consolidating Statements of Cash Flows
	Fiscal Quarter Ended
	February 3, 2019
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Cash flows from operating activities:
Net income	$471	$1,455	$1,479	$798	$(3,732)	$471
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(561)	(1,455)	(2,475)	2,420	3,732	1,661
Net cash provided by (used in) operating activities	(90)	—	(996)	3,218	—	2,132
Cash flows from investing activities:
Net change in intercompany loans	800	—	(592)	(3,087)	2,879	—
Acquisitions of businesses, net of cash acquired	(17,865)	—	—	1,838	—	(16,027)
Proceeds from sales of businesses	—	—	—	957	—	957
Purchases of property, plant and equipment	—	—	(36)	(71)	8	(99)
Proceeds from disposals of property, plant and equipment	—	—	8	—	(8)	—
Other	—	—	—	(24)	—	(24)
Net cash provided by (used in) investing activities	(17,065)	—	(620)	(387)	2,879	(15,193)
Cash flows from financing activities:
Dividend and distribution payments	(1,067)	—	—	—	—	(1,067)
Net intercompany borrowings	3,746	—	(110)	(757)	(2,879)	—
Proceeds from long-term borrowings	17,896	—	—	—	—	17,896
Other borrowings	—	—	—	531	—	531
Payment of debt issuance costs	(46)	—	—	—	—	(46)
Repurchases of common stock - repurchase program	(3,436)	—	—	—	—	(3,436)
Issuance of common stock	62	—	—	—	—	62
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(11)	(66)	—	(77)
Other	—	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities	17,155	—	(121)	(293)	(2,879)	13,862
Net change in cash and cash equivalents	—	—	(1,737)	2,538	—	801
Cash and cash equivalents at beginning of period	—	—	2,461	1,831	—	4,292
Cash and cash equivalents at end of period	$—	$—	$724	$4,369	$—	$5,093

	Condensed Consolidating Statements of Cash Flows
	Fiscal Quarter Ended
	February 4, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Cash flows from operating activities:
Net income	$6,230	$6,566	$6,420	$784	$(13,434)	$6,566
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(6,230)	(6,566)	(6,763)	1,244	13,434	(4,881)
Net cash provided by (used in) operating activities	—	—	(343)	2,028	—	1,685
Cash flows from investing activities:
Intercompany contributions paid	—	—	(9,099)	(2,900)	11,999	—
Distributions received from subsidiaries	—	—	—	755	(755)	—
Net change in intercompany loans	—	—	93	(4,241)	4,148	—
Acquisitions of businesses, net of cash acquired	—	—	—	(4,786)	—	(4,786)
Proceeds from sales of businesses	—	—	—	782	—	782
Purchases of property, plant and equipment	—	—	(65)	(155)	—	(220)
Proceeds from disposals of property, plant and equipment	—	—	2	235	—	237
Purchases of investments	—	—	(50)	(194)	—	(244)
Other	—	—	—	4	—	4
Net cash provided by (used in) investing activities	—	—	(9,119)	(10,500)	15,392	(4,227)
Cash flows from financing activities:
Intercompany contributions received	—	—	2,900	9,099	(11,999)	—
Net intercompany borrowings	—	—	4,270	(122)	(4,148)	—
Repayment of debt	—	—	—	(856)	—	(856)
Dividend and distribution payments	—	—	(755)	(755)	755	(755)
Issuance of common stock	—	—	—	34	—	34
Other	—	—	—	(9)	—	(9)
Net cash provided by (used in) financing activities	—	—	6,415	7,391	(15,392)	(1,586)
Net change in cash and cash equivalents	—	—	(3,047)	(1,081)	—	(4,128)
Cash and cash equivalents at beginning of period	—	—	7,555	3,649	—	11,204
Cash and cash equivalents at end of period	$—	$—	$4,508	$2,568	$—	$7,076
14. Subsequent Event
Cash Dividends Declared
On March 13, 2019, our Board of Directors declared a cash dividend of $2.65 per share, payable on March 29, 2019 to stockholders of record at the close of business on March 21, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, or Form 10-Q, and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 4, 2018, or fiscal year 2018, included in our Annual Report on Form 10-K for fiscal year 2018, or 2018 Annual Report on Form 10-K. The financial information and results of operations in this Form 10-Q for periods prior to April 4, 2018 relate to our predecessor, Broadcom Limited, a company organized under the laws of the Republic of Singapore, or Broadcom-Singapore, for accounting and financial reporting purposes and relate to Broadcom Inc. for periods after April 4, 2018, the effective date of the redomiciliation of our ultimate parent company to the U.S., or the Redomiciliation Transaction. Similarly, unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Inc. and its consolidated subsidiaries, from and after the effective time of the Redomiciliation Transaction and, prior to that time, to our predecessor. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies and objectives of management for future operations; statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property, or IP, rights; and the effects of seasonality on our business. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission, or SEC. All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, automate, manage and secure applications across mobile, cloud, distributed and mainframe platforms.
Our fiscal year ending November 3, 2019, or fiscal year 2019, is a 52-week fiscal year, with our first fiscal quarter containing 13 weeks compared to 14 weeks in the first fiscal quarter ended February 4, 2018.
Recent Developments and Highlights
Highlights during the fiscal quarter ended February 3, 2019 include the following:

•	On November 5, 2018, we completed the acquisition of CA, Inc., or CA, for aggregate consideration of approximately $18.8 billion, or the CA Merger.

•
We financed the CA Merger with proceeds of $18 billion from two unsecured term loan facilities, or the 2019 Term Loans, as well as cash on hand of the combined companies. See Note 7. “Borrowings” in Part I, Item 1 of this Form 10-Q for more details.

•We generated $2,132 million of cash from operations.

•
We paid $3,436 million to repurchase shares of our common stock under our stock repurchase program, $1,067 million for cash dividends and $77 million in employee withholding taxes related to net settled equity awards.

Subsequent to the CA Merger, we changed our organizational structure resulting in three reportable segments: semiconductor solutions, infrastructure software and IP licensing. Our semiconductor solutions segment includes all of our product lines, except for those related to our fibre channel storage area networking, or FC SAN, products. Our infrastructure software segment includes our FC SAN products and the CA mainframe and enterprise software solutions. The IP licensing segment includes the results of our IP licensing business. Prior period segment results have been recast to conform to the current presentation.
Acquisitions and Divestitures
Acquisition of CA
On November 5, 2018, we acquired CA for approximately $18.8 billion in exchange for all shares of CA common stock issued and outstanding immediately prior to the CA Merger. In addition, we assumed all outstanding unvested CA equity awards held by continuing employees. All vested in-the-money CA stock options, after giving effect to any acceleration, and all outstanding deferred stock units were cashed out upon completion of the CA Merger.
Divestiture of Veracode, Inc.
On December 31, 2018, we sold Veracode, Inc., or Veracode, a wholly-owned subsidiary of CA and provider of application security testing solutions, to Thoma Bravo, LLC for cash consideration of $950 million, before working capital adjustments.
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
Refer to Note 2. “Revenue from Contracts with Customers” in Part I, Item 1 of this Form 10-Q for updates on critical accounting estimates related to revenue recognition. There were no other significant changes in our critical accounting policies during the fiscal quarter ended February 3, 2019 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2018 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter Ended February 3, 2019 Compared to Fiscal Quarter Ended February 4, 2018
The following table sets forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	February 3, 2019	February 4, 2018	February 3, 2019	February 4, 2018

	(In millions)		(As a percentage of total net revenue)
Statements of Operations Data:
Net revenue:
Products	$4,639	$5,108	80%	96%
Subscriptions and services	1,150	219	20	4
Total net revenue	5,789	5,327	100	100
Cost of revenue:
Cost of products sold	1,554	1,876	27	36
Cost of subscriptions and services	138	23	2	1
Purchase accounting effect on inventory	—	70	—	1
Amortization of acquisition-related intangible assets	833	715	15	13
Restructuring charges	56	15	1	—
Total cost of revenue	2,581	2,699	45	51
Gross margin	3,208	2,628	55	49
Research and development	1,133	925	19	17
Selling, general and administrative	471	291	8	6
Amortization of acquisition-related intangible assets	476	339	8	6
Restructuring, impairment and disposal charges	573	130	10	2
Total operating expenses	2,653	1,685	45	31
Operating income	$555	$943	10%	18%
Net Revenue
Our semiconductor solutions segment and infrastructure software segment represented 76% and 24% of our net revenue, respectively, for the fiscal quarter ended February 3, 2019, with our IP licensing segment representing less than 1% of our net revenue.
Historically, a relatively small number of customers has accounted for a significant portion of our net revenue. Direct sales to WT Microelectronics, a distributor, accounted for 15% of our net revenue for the fiscal quarter ended February 3, 2019. Foxconn Technology Group companies (including Hon Hai Precision Industries), contract manufacturers, accounted for 18% of our net revenue for the fiscal quarter ended February 4, 2018. We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 40% and 48% of our net revenue for the fiscal quarters ended February 3, 2019 and February 4, 2018, respectively. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% of our net revenue for the fiscal quarter ended February 3, 2019 and more than 30% for the fiscal quarter ended February 4, 2018. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some key customers of our semiconductor products place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our wireless products as fluctuations may be magnified by the launches of, and seasonal variations in sales of mobile handsets.

	Fiscal Quarter Ended
Net Revenue by Segment	February 3, 2019	February 4, 2018	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$4,374	$4,955	$(581)	(12)%
Infrastructure software	1,403	328	1,075	328%
IP licensing	12	44	(32)	(73)%
Total net revenue	$5,789	$5,327	$462	9%

	Fiscal Quarter Ended
% of Net Revenue by Segment	February 3, 2019	February 4, 2018

Semiconductor solutions	76%	93%
Infrastructure software	24	6
IP licensing	—	1
Total net revenue	100%	100%
Fiscal quarter ended February 3, 2019 compared to corresponding prior year period. Net revenue from our semiconductor solutions segment decreased primarily due to lower demand for our wireless content in mobile handsets, as well as lower demand for our server storage connectivity and set-top box products. Additionally, in the first quarter of fiscal year 2018, we experienced a later than typical new mobile handset ramp with a major customer, which resulted in higher shipments in that quarter. These decreases were offset by higher demand for our standard networking products. Net revenue from our infrastructure software segment increased primarily due to contributions from our CA mainframe and enterprise software products as well as higher demand for our FC SAN products. Net revenue from our IP licensing segment decreased primarily due to lower IP licensing volume.
Gross Margin
Gross margin was $3,208 million for the fiscal quarter ended February 3, 2019 compared to $2,628 million for the fiscal quarter ended February 4, 2018. As a percentage of net revenue, gross margin was 55% and 49% for the fiscal quarters ended February 3, 2019 and February 4, 2018, respectively. The increase in gross margin was primarily due to contributions from our CA mainframe and enterprise software products as well as favorable gross margin impact from our FC SAN products. The increase was partially offset by higher amortization of acquisition-related intangible assets and restructuring charges as a result of the CA Merger.
Research and Development Expense
Research and development expense increased $208 million, or 22%, for the fiscal quarter ended February 3, 2019 compared to the prior year fiscal period primarily due to the acquisition of CA and an increase in stock-based compensation expense. The increase in stock-based compensation expense was primarily due to the issuance of multi-year equity grants of time- and market-based restricted stock units, or the Multi-Year Equity Awards. The Multi-Year Equity Awards were granted in our first fiscal quarter of 2019 in lieu of our annual employee equity awards historically granted in the second quarter of our fiscal year. Each Multi-Year Equity Award vests on the same basis as four annual grants made on March 15 of each year, beginning in 2019, with successive four-year vesting periods. The increase was also attributable to expense recognized in the first quarter of fiscal year 2019 related to annual employee equity awards granted in March 2018 at higher grant-date fair values.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $180 million, or 62%, for the fiscal quarter ended February 3, 2019 compared to the prior year fiscal period primarily due to the acquisition of CA and acquisition-related costs. The increase was also due to an increase in stock-based compensation expense, primarily due to the issuance of Multi-Year Equity Awards, assumed CA equity awards and annual employee equity awards granted in March 2018 at higher grant-date fair values.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses was $476 million for the fiscal quarter ended February 3, 2019 compared to $339 million for the fiscal quarter ended February 4, 2018. The increase was primarily due to amortization of intangible assets acquired in the CA Merger.

Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses were $573 million for the fiscal quarter ended February 3, 2019 compared to $130 million for the fiscal quarter ended February 4, 2018. The increase was primarily due to employee termination costs and other restructuring activities resulting from the CA Merger. We expect to incur additional restructuring charges in future periods as a result of the CA Merger. See Note 12. “Restructuring, Impairment and Disposal Charges” in Part I, Item 1 of this Form 10-Q for more details.
Segment Operating Results

	Fiscal Quarter Ended
Operating Income (Loss) by Segment	February 3, 2019	February 4, 2018	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$2,037	$2,325	$(288)	(12)%
Infrastructure software	1,020	216	804	372%
IP licensing	(5)	26	(31)	(119)%
Unallocated expenses	(2,497)	(1,624)	(873)	54%
Total operating income	$555	$943	$(388)	(41)%
Fiscal quarter ended February 3, 2019 compared to corresponding prior year period. Operating income from our semiconductor solutions segment decreased primarily due to lower demand in our wireless content in mobile handsets, as well as lower demand for our server storage connectivity products. Additionally, in the first quarter of fiscal year 2018, we experienced a later than typical new mobile handset ramp with a major customer, which resulted in higher shipments in that quarter. These decreases were offset by higher demand for our standard networking products. Operating income from our infrastructure software segment increased primarily due to contributions from our CA mainframe and enterprise software products, as well as an increase in demand for our FC SAN products. Operating loss from our IP licensing segment was primarily due to lower IP licensing volume.
Unallocated expenses include amortization of acquisition-related intangible assets; restructuring, impairment and disposal charges; stock-based compensation expense; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 54% in the fiscal quarter ended February 3, 2019 compared with the corresponding prior year period primarily due to increases in restructuring, impairment and disposal charges, amortization of acquisition-related intangible assets, stock-based compensation expense and acquisition-related costs. These increases were primarily due to the CA Merger and the issuance of Multi-Year Equity Awards.
Non-Operating Income and Expenses
Interest expense. Interest expense was $345 million for the fiscal quarter ended February 3, 2019 compared to $183 million for the fiscal quarter ended February 4, 2018. The increase was primarily due to interest on the additional debt we incurred to finance the CA Merger.
Other income, net. Other income, net includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net was $68 million for the fiscal quarter ended February 3, 2019 compared to $35 million for the fiscal quarter ended February 4, 2018. This increase was primarily due to an increase in unrealized gains on investments.
Benefit from income taxes. For the fiscal quarter ended February 3, 2019, our benefit from income taxes was $203 million, compared to a benefit from income taxes of $5,786 million for the fiscal quarter ended February 4, 2018. The benefit from income taxes decreased from the prior period because the prior period included the tax effects of a change in law, due to enactment of the U.S. Tax Cuts and Jobs Act, or the 2017 Tax Reform Act.
The benefit for the fiscal quarter ended February 3, 2019 was primarily due to the recognition of gross uncertain tax benefits as a result of audit settlements, lapses of statutes of limitations, valuation allowance releases resulting from the CA Merger, and excess tax benefits from stock-based awards that were vested or exercised during the period. The current period also includes the impact of several provisions of the 2017 Tax Reform Act that take effect for us for the first time in the fiscal year ending November 3, 2019, including a new minimum tax on certain foreign earnings, known as Global Intangible Low-taxed Income, or GILTI, a new incentive for foreign-derived intangible income, changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. We have elected to account for GILTI as a period cost rather than on a deferred basis.

The benefit from income taxes for the corresponding 2018 fiscal period was principally a result of provisional income tax benefits realized from the enactment of the 2017 Tax Reform Act, signed into law on December 22, 2017. The 2017 Tax Reform Act made significant changes to the U.S. Internal Revenue Code, including, but not limited to, a decrease in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and the transition tax on the mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations as of December 31, 2017.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of February 3, 2019 consisted of: (i) $5,093 million in cash and cash equivalents, (ii) cash we expect to generate from operations, and (iii) our outstanding revolving credit facility of up to $5,000 million aggregate principal amount, or the Revolving Facility. In addition, we may also generate cash from the sale of assets from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) stock repurchases, if any, (v) cash dividend payments (if and when declared by our Board of Directors), (vi) interest and principal payments related to outstanding indebtedness and (vii) payment of income taxes, including taxes resulting from the intercompany transfer of IP. Beginning in April 2018, we settle withholding tax amounts due upon vesting of compensatory equity awards using cash on hand, and withhold from the grant recipient that number of shares having a value equivalent to the withholding tax amount, referred to as the Tax Shares. This net settlement method reduces the dilutive effects of such awards as they vest. Previously, Tax Shares were issued and mandatorily sold into the market, and the cash proceeds were used to pay such withholding tax amounts. This change results in an increased use of our cash, particularly in the second quarter of each fiscal year when the majority of our outstanding equity awards vest. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
We expect our capital expenditures for fiscal year 2019 will be lower than fiscal year 2018. We believe that our cash and cash equivalents on hand and cash flows from operations, combined with current borrowing availability under the Revolving Facility, will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.
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
Working Capital
Working capital decreased to $2,255 million at February 3, 2019 from $6,769 million at November 4, 2018. The decrease was attributable to the following:

•	Current portion of long-term debt increased $3,537 million due to certain debt instruments becoming due within the next twelve months.

•
Other current liabilities increased to $3,611 million at February 3, 2019 from $812 million at November 4, 2018, primarily due to liabilities assumed in the CA Merger and increases in notional pooling liabilities and taxes payable. The increase was partially offset by interest payments for our long-term debt.

These decreases in working capital were offset in part by the following:

•
Cash and cash equivalents increased to $5,093 million at February 3, 2019 from $4,292 million at November 4, 2018, primarily due to $17,896 million in proceeds from the 2019 Term Loans, $2,132 million in net cash provided by operating activities and $957 million in proceeds from the sale of Veracode, partially offset by $16,027 million paid for the CA Merger, $3,436 million of common stock repurchases and $1,067 million of dividend payments.

•	Other current assets increased to $760 million at February 3, 2019 from $366 million at November 4, 2018, primarily due to assets assumed in the CA Merger and an increase in taxes receivable.

•	Accounts receivable increased to $3,677 million at February 3, 2019 from $3,325 million at November 4, 2018 primarily due to revenue linearity and an increase due to the CA Merger.

•
Employee compensation and benefits decreased to $463 million at February 3, 2019 from $715 million at November 4, 2018 primarily due to timing of employee bonus plan payments, partially offset by increases attributable to the CA Merger.

•	Accounts payable decreased to $738 million at February 3, 2019 from $811 million at November 4, 2018 primarily due to timing of vendor payments, partially offset by increases due to the CA Merger.
Working capital decreased to $9,250 million at February 4, 2018 from $13,294 million at October 29, 2017. The decrease was attributable to the following:

•
Our cash and cash equivalents decreased to $7,076 million at February 4, 2018 from $11,204 million at October 29, 2017, due to $4,786 million paid for the acquisition of Brocade Communications Systems, Inc. or Brocade, $856 million of debt repayment, $755 million of dividend and distribution payments, partially offset by $1,685 million in net cash provided by operating activities and $782 million in proceeds from sales of businesses.

•	Other current assets decreased to $394 million at February 4, 2018 from $724 million at October 29, 2017, primarily due to a utilization of prepaid taxes.

•	Inventory decreased to $1,291 million at February 4, 2018 from $1,447 million at October 29, 2017, primarily due to the timing of a major customer's new handset ramp.
These decreases in working capital were offset in part by the following:

•
Employee compensation and benefits decreased to $333 million at February 4, 2018 from $626 million at October 29, 2017 primarily due to timing of employee bonus plan payments, partially offset by increases due to the acquisition of Brocade.

•
Accounts payable decreased to $816 million at February 4, 2018 from $1,105 million at October 29, 2017 primarily due to timing of vendor payments, partially offset by increases due to the acquisition of Brocade.

Capital Returns
In April 2018, our Board of Directors authorized the repurchase of up to $12 billion of our common stock from time to time on or prior to November 3, 2019, the end of our fiscal year 2019. On December 5, 2018, our Board of Directors authorized an increase to the stock repurchase program to a total of $18 billion of our common stock on or prior to the end of our fiscal year 2019.
In the fiscal quarter ended February 3, 2019, we repurchased and retired approximately 14 million shares of our common stock at a weighted average price of $246.64 under this stock repurchase program. As of February 3, 2019, $7,306 million of the current authorization remained available under our stock repurchase program.
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

	Fiscal Quarter Ended
	February 3, 2019	February 4, 2018

	(In millions, except per share data)
Cash dividends and distributions declared and paid per share/unit	$2.65	$1.75
Cash dividends and distributions paid	$1,067	$755
Stock repurchases	$3,436	$—

In addition, during the fiscal quarter ended February 3, 2019, we paid $77 million in employee withholding taxes due upon the vesting of, and related to net settled equity awards. We withheld approximately 0.3 million shares from employees in connection with such net share settlement.
Cash Flows

	Fiscal Quarter Ended
	February 3, 2019	February 4, 2018

	(In millions)
Net cash provided by operating activities	$2,132	$1,685
Net cash used in investing activities	(15,193)	(4,227)
Net cash provided by (used in) financing activities	13,862	(1,586)
Net change in cash and cash equivalents	$801	$(4,128)
Operating Activities
Cash provided by operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. The $447 million increase in cash provided by operations during the fiscal quarter ended February 3, 2019 compared to the fiscal quarter ended February 4, 2018 was due to the impact of net income and changes in assets and liabilities, partially offset by adjustments for non-cash items. Net income in each period reflects significant non-cash benefits from income taxes. For the fiscal quarter ended February 3, 2019, the non-cash income tax benefit of $379 million principally resulted from the recognition of uncertain tax benefits due to audit settlements and lapses of statutes of limitations as well as the release of a portion of our valuation allowance as a result of the CA Merger. The non-cash income tax benefit for the fiscal quarter ended February 4, 2018 principally resulted from the enactment of the 2017 Tax Reform Act. These non-cash benefits are included in the deferred taxes and other non-cash taxes line in the condensed consolidated statement of cash flows. Other non-cash adjustments to net income during the fiscal quarter ended February 3, 2019, as compared to the fiscal quarter ended February 4, 2018, primarily included increases in amortization of intangible assets, stock-based compensation and restructuring charges. In addition, cash provided by operating activities in each period was affected by changes in working capital, as discussed above.
Investing Activities
Cash used in investing activities primarily consisted of cash used for acquisitions, capital expenditures and investments, partially offset by proceeds from sales of businesses and assets. The $10,966 million increase in cash used in investing activities during the fiscal quarter ended February 3, 2019 compared to the fiscal quarter ended February 4, 2018 was primarily related to $16,027 million paid for the CA Merger in the fiscal quarter ended February 3, 2019 compared to $4,786 million paid for the acquisition of Brocade in the fiscal quarter ended February 4, 2018, partially offset by an increase of $175 million in proceeds from sales of businesses and a $121 million decrease in capital expenditures.
Financing Activities
Cash from financing activities primarily consisted of net proceeds and payments related to our long-term-debt, dividend and distribution payments, stock repurchases, and the issuance of common stock pursuant to our employee equity incentive award plans. Cash provided by financing activities for the fiscal quarter ended February 3, 2019 was $13,862 million, which primarily included $17,896 million of net proceeds from our 2019 Term Loan borrowings, partially offset by common stock repurchases of $3,436 million and dividend payments of $1,067 million. Cash used in financing activities for the fiscal quarter ended February 4, 2018 was $1,586 million primarily due to debt repayments of $856 million and $755 million in dividend and distribution payments.
Indebtedness
2019 Term Loans and Assumed CA Senior Notes
In connection with the CA Merger, we entered into a credit agreement, or the 2019 Credit Agreement, which provides for a $9,000 million unsecured term A-3 facility and a $9,000 million unsecured term A-5 facility, collectively referred to as the 2019 Term Loans, under which Broadcom is the borrower. Interest on our 2019 Term Loans is based on a floating-rate and is payable monthly. Broadcom’s obligations under the 2019 Credit Agreement are guaranteed on an unsecured basis by Broadcom Corporation, or BRCM, Broadcom Cayman Finance Limited and Broadcom Technologies Inc., or BTI, with a residual guarantee being provided by Broadcom-Singapore until its pending voluntary liquidation is finalized. In order to further simplify our internal corporate structure, during the fiscal quarter ended February 3, 2019, Broadcom-Singapore was placed in voluntary liquidation in Singapore, referred to as the Winding Up. As part of the Winding Up, Broadcom-Singapore transferred substantially all of its assets (including all of the shares of BRCM and Broadcom Cayman Finance Limited) to BTI. Broadcom-Singapore’s remaining net assets as of the date hereof are de minimis, and its residual guarantee under the 2019 Credit Agreement will remain in effect as a technical matter until its statutory dissolution, which we expect to take place during our fiscal quarter ending August 4, 2019. In connection with the Winding Up, BTI became a guarantor under the 2019 Credit Agreement.
The 2019 Credit Agreement also provides for a five-year $5,000 million unsecured revolving credit facility, or the Revolving Facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit reduces the aggregate amount otherwise available under the Revolving Facility for the making of revolving loans. Subject to the terms of the 2019 Credit Agreement, we may borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) November 2023, or (b) the date of termination in whole of the revolving lenders’ commitments under the 2019 Credit Agreement in accordance with the terms thereof. We had no borrowings outstanding under the Revolving Facility on February 3, 2019.
Additionally, we assumed $2,250 million in aggregate principal amount of CA’s outstanding senior unsecured notes, or the Assumed CA Senior Notes. CA remains the sole obligor under the Assumed CA Senior Notes. We may redeem all or a portion of the Assumed CA Senior Notes at any time, subject to a specified make-whole premium as set forth in the indenture governing the Assumed CA Senior Notes. In the event of a change in control, each note holder will have the right to require us to repurchase all or any part of the holders’ notes in cash at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest, if any, to the date of repurchase (subject to the right of holders of record on the relevant interest payment date to receive interest due). Each series of the Assumed CA Senior Notes pays interest semi-annually.
2017 Senior Notes
During our fiscal year ended October 29, 2017, BRCM and Broadcom Cayman Finance Limited issued $17,550 million of senior unsecured notes, or the 2017 Senior Notes. Our 2017 Senior Notes were fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom and Broadcom-Singapore. In connection with the Winding Up, pursuant to the terms of the indentures governing the 2017 Senior Notes, we added BTI as a guarantor of the 2017 Senior Notes and Broadcom-Singapore was released from its guarantee of the 2017 Senior Notes.
See Note 7. “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information related to our indebtedness.
Contractual Commitments
See Note 11. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at February 3, 2019 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2018 Annual Report on Form 10-K other than those noted below.
Interest Rate Risk
At February 3, 2019, we had a principal balance of $18 billion of outstanding 2019 Term Loans, all of which is subject to applicable floating interest rates based on LIBOR. A 1% change in LIBOR would increase or decrease interest expense for the next 12 months on our outstanding 2019 Term Loans by $182 million.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of February 3, 2019. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of February 3, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are dependent on a small number of end customers, original equipment manufacturers, or OEMs, their respective contract manufacturers, and certain distributors for a majority of our business, revenue and results of operations. For the fiscal quarter ended February 3, 2019, sales to distributors accounted for 46% of our net revenue. Direct sales to WT Microelectronics accounted for 15% of our net revenue for the fiscal quarter ended February 3, 2019. We believe our aggregate sales to our top five end customers, through all channels, accounted for approximately 40% of our net revenue for the fiscal quarter ended February 3, 2019. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% of our net revenue for the fiscal quarter ended February 3, 2019. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
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
We utilize TSMC to produce the substantial majority of our semiconductor wafers. TSMC manufactured over 80% of the wafers manufactured by our contract manufacturers during the fiscal quarter ended February 3, 2019. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could harm our business, results of operations and gross margin.
Any substantial disruption in TSMC’s supply of wafers to us, or in the other contract manufacturing services that we utilize, as a result of a natural disaster, political unrest, military conflict, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.
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
The completion of the CA Merger was a key step in strategically developing our business from being predominately a semiconductor solutions provider to being a broad-based infrastructure technology provider focused on mission critical technology. As part of this development, we are changing the CA business strategy to focus on renewing contracts for mission critical software with existing core clients, and expanding the adoption of other existing CA offerings with these clients. We believe our success with the CA business is dependent on this strategy. If CA products are not as critical to customers as we believe, or if CA customers do not accept this change in strategy, such customers may elect not to renew their subscriptions for CA products and the investments we have made or may make to implement this strategy may be of no or limited value, we may lose customers, our financial results may be adversely affected and our stock price may suffer.
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

•
coordinating and integrating operations and managing employees in countries in which we have not previously operated extensively or at all, including a number of European and South American countries; and

•
restructuring the CA workforce, including managing employee transitions and attrition, integrating employees, maintaining employee morale and retaining key employees, particularly for those employees whose compensation structure will be materially different following the acquisition.

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
We sell many of our semiconductor products through distributors who maintain their own inventory of our products for sale to dealers and end customers. Sales to distributors accounted for 46% of our net revenue in the fiscal quarter ended February 3, 2019. If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter or if they decide to decrease their inventories for any reason, our sales to these distributors and our revenue may decline. We also face the risk that our distributors may increase inventory levels of our products in any particular quarter in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end customer demand, which would harm our business and could adversely affect our revenue in such subsequent periods. We have streamlined the number of distributors we use, making us increasingly dependent on our remaining distributors, which may exacerbate the foregoing risks and increase our related credit risk.
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
A general slowdown in the global economy or in a particular region or industry, an increase in trade tensions with U.S. trading partners or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. In recent periods, investor and customer concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt. An escalation of recent trade tensions between the U.S. and countries such as China may result in trade restrictions that harm our ability to participate in Chinese markets or compete effectively with Chinese companies. Sustained uncertainty about, or worsening of, current global economic conditions could cause our customers and consumers to reduce, delay or forgo technology spending, could lead to the insolvency or consolidation of key suppliers and customers, and could intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
A majority of our products are produced and sourced internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of February 3, 2019, approximately 50% of our employees are located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
Our manufacturing processes rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our semiconductor materials, components and finished goods used in our products from a few materials providers, some of which are single source suppliers. During the fiscal quarter ended February 3, 2019, we purchased over 50% of the materials for our manufacturing processes from 10 materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our materials providers. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.

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
Our future success depends on our ability to retain, attract and motivate qualified personnel. We also seek to acquire talented engineering and technical personnel, as well as effective sales professionals, through acquisitions we may make from time to time or otherwise. We have historically encountered some difficulties in hiring and retaining qualified engineers, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. In addition, current or future immigration laws make it more difficult to hire or retain qualified engineers further limiting the pool of available talent. Further, our employees, including employees whom we have retained as a result of an acquisition, may decide not to continue working for us and may leave with little or no notice. As the source of our technological and product innovations, our engineering and technical personnel are a significant asset. We have granted multi-year equity awards to most of our employees, including CA employees, many of whom were not eligible to receive equity awards prior to the CA Merger. These awards approximate four consecutive annual grants that vest in four tranches with successive four-year vesting periods. While we believe these awards provide a powerful long-term retention incentive to employees, we may be incorrect in this assumption, particularly if there is a material and persistent decline in the price of our stock. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business, financial condition and results of operations.
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

In addition, the competitive landscape is changing in these industries as a result of a trend toward consolidation. Some of our direct competitors have merged with or been acquired by other competitors. We expect this consolidation trend to continue, which may result in the combined competitors having greater manufacturing, distribution, financial, research and development or marketing resources than us. In addition, some of our competitors may also receive financial and other support from their home country government or may have a greater presence in key markets, a larger customer base or more comprehensive IP portfolio and patent protection than us.
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
The actions of our competitors, in the areas of pricing and product bundling in particular, could have a substantial adverse impact on us. Further, competitors may leverage their intellectual property or other proprietary information, including interface or interoperability information, in new and emerging technologies and platforms that may inhibit our ability to compete effectively. If we are unable to compete successfully, we may lose market share for our products or incur significant reduction in our gross margins, either of which could have a material adverse effect on our business and results of operations.
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
We are often involved in legal proceedings, including cases involving our IP rights and those of others, anti-competition and commercial matters, acquisition-related suits, securities class action suits, employee-related claims and other actions. Some of these actions may seek injunctive relief, including injunctions or exclusion orders against the sale of our products and substantial monetary damages, which if granted or awarded could materially harm our business, financial condition and results of operations. From time to time, we may also be involved or required to participate in governmental investigations or inquiries, such as the recent inquiries by the U.S. Federal Trade Commission and the European Commission into certain of our business practices. Litigation or settlement of such actions, regardless of their merit, or involvement in governmental investigations or inquiries, can be complex, can extend for a protracted period of time, can divert the efforts and attention of our management and technical personnel, and is frequently costly, with the related expenditures unpredictable. An unfavorable resolution of a governmental investigation may include, among others, fines or other orders to disgorge profits or make other payments, and/or the issuance of orders to cease certain conduct and/or modify our business practices, any or all of which could materially adversely affect our reputation and our business, financial condition and results of operations.
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
Current and future accounting pronouncements and other financial reporting standards, especially concerning revenue recognition, may negatively impact our financial results.
Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates and judgments that we use in applying those standards in our accounting policies. New standards, changes to existing standards and changes in their interpretation, have required and, in the future, may require us to change our accounting policies and procedures, or implement new or enhance existing systems. For example, the Financial Accounting Standards Board adopted Accounting Standard Codification Topic 606, or Topic 606, which became effective for us starting with fiscal year 2019. In connection with the CA Merger and our changes to CA’s business strategy, including our adoption of a policy that allows customers to terminate their CA software contracts for convenience, we have been required to establish revenue recognition accounting policies and procedures under Topic 606 that we believe are appropriate for the business as we intend to conduct it. While we believe our policies and procedures are reasonable and appropriate, they are based on methods, estimates and judgments that are subject to risks, uncertainties, assumptions and changes that could adversely affect our reported financial position and financial results.
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
Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in a number of jurisdictions. For example, the 2017 Tax Reform Act adopted broad U.S. corporate income tax reform, which among other things, reduced the U.S. corporate income tax rate, but imposed base-erosion prevention measures on earnings of non-U.S. subsidiaries of U.S. entities as well as the transition tax on mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations.
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
Any substantial changes in domestic or international corporate tax policies, regulations or guidance, enforcement activities or legislative initiatives may materially adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally.

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
Our provision for income taxes and overall cash tax costs are affected by a number of factors, including reorganizations or restructurings of our businesses or assets, jurisdictional revenue mix and changes in tax regulations or policy, and may be further impacted by corporate transactions, all of which could materially, adversely affect financial results.
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
Our provision for income taxes is subject to volatility and could be adversely affected by numerous factors including:

•
reorganization or restructuring of our businesses, tangible and intangible assets, outstanding indebtedness and corporate structure, such as the Redomiciliation Transaction or in connection with acquiring businesses;

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
As of February 3, 2019, our total consolidated indebtedness under our senior unsecured notes that were issued and sold in January 2017 and October 2017, collectively the 2017 Senior Notes, was $17,550 million. Subsequent to the end of our fiscal year 2018, we borrowed $18,000 million under the 2019 Term Loans to finance the CA Merger and we assumed $2,250 million of CA’s outstanding senior unsecured notes. We expect to maintain heightened levels of indebtedness going forward, in part due to our ongoing dividend and stock buy-back programs.
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
The instruments governing our indebtedness contain certain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business, to plan for, or react to, changes in the market conditions or our capital needs and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions placed on us include maintenance of an interest coverage ratio and limitations on our ability to incur certain secured debt, enter into certain sale and lease-back transactions and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. In addition, the instruments contain customary events of default upon the occurrence of which, after any applicable grace period, the indebtedness could be declared immediately due and payable. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
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
As of December 31, 2018, we believe 12 of our 20 largest stockholders were active institutional investors who held approximately 35% of our outstanding shares of common stock in the aggregate, with Capital World Investors being our largest stockholder with approximately 12% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
On December 5, 2018, our Board of Directors authorized an increase to our previously authorized $12 billion stock repurchase program to a total of $18 billion. We may repurchase our common stock from time to time on or prior to November 3, 2019, the end of our fiscal year 2019.
The following table presents details of our various repurchases during the fiscal quarter ended February 3, 2019:

Period	Total Number of Shares Purchased (a)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (b)

	(In millions, except per share data)
November 5, 2018 — December 2, 2018	2	$230.47	2	$4,324
December 3, 2018 — December 30, 2018	9	$250.21	9	$8,065
December 31, 2018 — February 3, 2019	3	$245.70	3	$7,306
Total	14	$246.64	14
________________________________
(a) We also paid approximately $77 million in employee withholding taxes due upon the vesting of, and related to net settled equity awards. We withheld approximately 0.3 million shares of common stock from employees in connection with such net share settlement at an average price of $243.23 per share. These shares may be deemed to be "issuer purchases" of shares and are not included in this table.
(b) Includes an additional $6 billion authorized by our Board of Directors on December 5, 2018.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On March 13, 2019, our Board of Directors terminated our current Policy on Acceleration of Executive Staff Equity Awards in the Event of Death or Permanent Disability, or the Original Policy, and adopted two new policies with immediate effect: Policy on Acceleration of Executive Staff Equity Awards in the Event of Permanent Disability, or the Acceleration upon Permanent Disability Policy, and Policy on Acceleration of Equity Awards in the Event of Death, or the Acceleration upon Death Policy. These policies bifurcate the disability and death benefits under the Original Policy and the Acceleration upon Death Policy extends the death benefit to all employees, directors and service providers.
The Acceleration upon Permanent Disability Policy applies in the event the employment of (i) any officer of the Company, as such term is defined Rule 16a-1, promulgated under the Securities Exchange Act of 1934, as amended, and (ii) any member of the Executive Staff as determined by the Chief Executive Officer, collectively referred to as the Covered Executives, terminates due to the Covered Executive’s permanent disability, or a Covered Disability Termination. Under this policy, in the event a Covered Executive experiences a Covered Disability Termination, each outstanding and unvested Company equity and equity-linked award held by such employee at such date for which vesting has already commenced and which vests solely based on continued service (including performance-based awards for which the performance criteria have been met as of such date), automatically vests in full.
The Acceleration upon Death Policy applies in the event the service of any employee, director or other service provider, collectively referred to as Eligible Persons, of the Company or its subsidiaries terminates due to the Eligible Person’s death, or Covered Termination. Under this policy, in the event an Eligible Person experiences a Covered Termination, each outstanding and unvested Company equity and equity-linked award held by such Eligible Person at such date for which vesting has already commenced and which vests solely based on continued service (including performance-based awards for which the performance criteria have been met as of such date), automatically vests in full.
The foregoing summary of the Acceleration upon Permanent Disability Policy and the Acceleration upon Death Policy is qualified in its entirety by reference to the full text of such policies, which are attached hereto as Exhibits 10.6 and 10.7, respectively.

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
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 29, 2015
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 2015, by and between Avago Technologies Limited and Broadcom Corporation.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	July 31, 2015
2.3#	Agreement and Plan of Merger, dated November 2, 2016, by and among Brocade Communications Systems, Inc., Broadcom Limited, Broadcom Corporation and Bobcat Merger Sub, Inc.	Broadcom Limited Current Report on Form 8-K/A (Commission File No. 001-37690)	November 2, 2016
2.4#	Agreement and Plan of Merger, dated as of July 11, 2018, by and among Broadcom Inc., Collie Acquisition Corp. and CA, Inc.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	July 12, 2018
3.1	Amended and Restated Certificate of Incorporation	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 4, 2018
3.2	Amended and Restated Bylaws	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 4, 2018
4.1	Form of Common Stock Certificate.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 333-222898)	June 14, 2018
4.2
Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited(“Co-Issuers”), the Company, Broadcom Cayman L.P., and BC Luxembourg S.à r.l.(the “Guarantors”) and Wilmington Trust, National Association, as trustee.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.3	Supplement Indenture to the January 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	April 9, 2018
4.4	Second Supplement Indenture to the January 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	January 25, 2019
4.5	Form of 2.375% Senior Note due 2020 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.6	Form of 3.000% Senior Note due 2022 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
4.7	Form of 3.625% Senior Note due 2024 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.8	Form of 3.875% Senior Note due 2027 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.9	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the Company and Broadcom Cayman L.P., (the “October Guarantors”) and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.10	Supplemental Indenture to October 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	April 9, 2018
4.11	Second Supplemental Indenture to October 2017 Indenture, dates as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	January 25, 2019
4.12	Form of 2.200% Senior Note due 2021 (included in Exhibit 4.9).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.13	Form of 2.650% Senior Note due 2023 (included in Exhibit 4.9).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.14	Form of 3.125% Senior Note due 2025 (included in Exhibit 4.9).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.15	Form of 3.500% Senior Note due 2028 (included in Exhibit 4.9).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
10.1	Credit Agreement, dated as of November 5, 2018, among the Company, the lenders and other third parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	November 5, 2018
10.2+	Agreement for Multi-Year Equity Award of RSUs under the Avago Technologies Limited 2009 Equity Incentive Award Plan (the “Avago Plan”).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	December 6, 2018
10.3+	Agreement for Multi-Year Equity Award of Performance Stock Units (“PSUs”) under the Avago Plan.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	December 6, 2018
10.4+	Agreement for Multi-Year Equity Award of RSUs under the Broadcom Corporation 2012 Stock Incentive Plan (the “BRCM Plan”).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	December 6, 2018

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
10.5+	Agreement for Multi-Year Equity Award of PSUs under the BRCM Plan.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	December 6, 2018
10.6+	Policy on Acceleration of Executive Staff Equity Awards in the Event of Permanent Disability.			X
10.7+	Policy on Acceleration of Equity Awards in the Event of Death.			X
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	XBRL Instance Document			X

101.SCH	XBRL Schema Document			X

101.CAL	XBRL Calculation Linkbase Document			X

101.DEF	XBRL Definition Linkbase Document			X

101.LAB	XBRL Labels Linkbase Document			X

101.PRE	XBRL Presentation Linkbase Document			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
+	Indicates a management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Thomas H. Krause, Jr.
Thomas H. Krause, Jr.
Chief Financial Officer
Date: March 15, 2019