Form 10-Q
period 2019-05-05
Broadcom Inc.
filed 2019-06-14
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	AVGO	The Nasdaq Global Select Market

As of May 31, 2019, there were 398,073,576 shares of our common stock, $0.001 par value per share, outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 5, 2019

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	May 5, 2019	November 4, 2018

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$5,328	$4,292
Trade accounts receivable, net	3,484	3,325
Inventory	1,034	1,124
Other current assets	831	366
Total current assets	10,677	9,107
Long-term assets:
Property, plant and equipment, net	2,654	2,635
Goodwill	36,662	26,913
Intangible assets, net	20,188	10,762
Other long-term assets	735	707
Total assets	$70,916	$50,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$759	$811
Employee compensation and benefits	478	715
Current portion of long-term debt	3,537	—
Other current liabilities	3,729	812
Total current liabilities	8,503	2,338
Long-term liabilities:
Long-term debt	34,011	17,493
Other long-term liabilities	6,230	3,636
Total liabilities	48,744	23,467
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; no shares issued or outstanding as of May 5, 2019 or November 4, 2018	—	—
Common stock and additional paid-in capital, $0.001 par value; 2,900 shares authorized; 399 and 408 shares issued and outstanding as of May 5, 2019 and November 4, 2018, respectively	22,288	23,285
Retained earnings	—	3,487
Accumulated other comprehensive loss	(116)	(115)
Total stockholders’ equity	22,172	26,657
Total liabilities and stockholders’ equity	$70,916	$50,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2019	May 6, 2018	May 5, 2019	May 6, 2018

	(In millions, except per share data)
Net revenue:
Products	$4,418	$4,749	$9,057	$9,857
Subscriptions and services	1,099	265	2,249	484
Total net revenue	5,517	5,014	11,306	10,341
Cost of revenue:
Cost of products sold	1,457	1,672	3,011	3,548
Cost of subscriptions and services	135	24	273	47
Purchase accounting effect on inventory	—	—	—	70
Amortization of acquisition-related intangible assets	826	765	1,659	1,480
Restructuring charges	10	2	66	17
Total cost of revenue	2,428	2,463	5,009	5,162
Gross margin	3,089	2,551	6,297	5,179
Research and development	1,151	936	2,284	1,861
Selling, general and administrative	419	294	890	585
Amortization of acquisition-related intangible assets	473	67	949	406
Restructuring, impairment and disposal charges	76	53	649	183
Total operating expenses	2,119	1,350	4,772	3,035
Operating income	970	1,201	1,525	2,144
Interest expense	(376)	(148)	(721)	(331)
Other income, net	63	46	131	81
Income from continuing operations before income taxes	657	1,099	935	1,894
Benefit from income taxes	(36)	(2,637)	(239)	(8,423)
Income from continuing operations	693	3,736	1,174	10,317
Loss from discontinued operations, net of income taxes	(2)	(3)	(12)	(18)
Net income	691	3,733	1,162	10,299
Net income attributable to noncontrolling interest	—	15	—	351
Net income attributable to common stock	$691	$3,718	$1,162	$9,948

Basic income (loss) per share:
Income per share from continuing operations	$1.75	$8.84	$2.94	$24.01
Loss per share from discontinued operations	(0.01)	(0.01)	(0.03)	(0.04)
Net income per share	$1.74	$8.83	$2.91	$23.97

Diluted income (loss) per share:
Income per share from continuing operations	$1.64	$8.34	$2.80	$23.03
Loss per share from discontinued operations	—	(0.01)	(0.03)	(0.04)
Net income per share	$1.64	$8.33	$2.77	$22.99

Weighted-average shares:
Basic	397	421	399	415
Diluted	422	448	420	448
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2019	May 6, 2018	May 5, 2019	May 6, 2018

	(In millions)
Net income	$691	$3,733	$1,162	$10,299
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available-for-sale investments	—	(9)	—	—
Change in actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	1	—	1
Other comprehensive income (loss)	—	(8)	—	1
Comprehensive income	691	3,725	1,162	10,300
Comprehensive income attributable to noncontrolling interest	—	15	—	351
Comprehensive income attributable to common stock	$691	$3,710	$1,162	$9,949
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Two Fiscal Quarters Ended
	May 5, 2019	May 6, 2018

	(In millions)
Cash flows from operating activities:
Net income	$1,162	$10,299
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,621	1,894
Depreciation	285	254
Stock-based compensation	1,009	595
Deferred taxes and other non-cash taxes	(473)	(8,534)
Non-cash restructuring, impairment and disposal charges	98	10
Non-cash interest expense	27	12
Other	(60)	17
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	261	(78)
Inventory	90	306
Accounts payable	(139)	(312)
Employee compensation and benefits	(464)	(292)
Contributions to defined benefit pension plans	—	(129)
Other current assets and current liabilities	469	354
Other long-term assets and long-term liabilities	(87)	(398)
Net cash provided by operating activities	4,799	3,998
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(16,027)	(4,786)
Proceeds from sales of businesses	957	782
Purchases of property, plant and equipment	(224)	(409)
Proceeds from disposals of property, plant and equipment	—	238
Purchases of investments	(5)	(249)
Proceeds from sales of investments	3	54
Other	(3)	(12)
Net cash used in investing activities	(15,299)	(4,382)
Cash flows from financing activities:
Proceeds from long-term borrowings	28,793	—
Repayment of debt	(12,000)	(856)
Payment of debt issuance costs	(46)	—
Other borrowings	1,575	—
Dividend and distribution payments	(2,124)	(1,521)
Repurchases of common stock - repurchase program	(4,266)	(347)
Shares repurchased for tax withholdings on vesting of equity awards	(577)	(2)
Issuance of common stock	183	114
Other	(2)	(21)
Net cash provided by (used in) financing activities	11,536	(2,633)
Net change in cash and cash equivalents	1,036	(3,017)
Cash and cash equivalents at beginning of period	4,292	11,204
Cash and cash equivalents at end of period	$5,328	$8,187
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC. CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — UNAUDITED Two Fiscal Quarters Ended May 5, 2019

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

	(In millions)
Balance as of November 4, 2018	408	$23,285	$3,487	$(115)	$26,657
Net income	—	—	471	—	471
Cumulative effect of accounting changes	—	—	8	(1)	7
Fair value of partially vested equity awards assumed in connection with the acquisition of CA, Inc.	—	67	—	—	67
Cash dividends declared and paid to stockholders	—	—	(1,067)	—	(1,067)
Common stock issued	2	62	—	—	62
Stock-based compensation	—	540	—	—	540
Repurchases of common stock	(14)	(796)	(2,640)	—	(3,436)
Shares repurchased for tax withholdings on vesting of equity awards	—	(77)	—	—	(77)
Balance as of February 3, 2019	396	23,081	259	(116)	23,224
Net income	—	—	691	—	691
Cash dividends declared and paid to stockholders	—	(331)	(726)	—	(1,057)
Common stock issued	8	121	—	—	121
Stock-based compensation	—	544	—	—	544
Repurchases of common stock	(3)	(606)	(224)	—	(830)
Shares repurchased for tax withholdings on vesting of equity awards	(2)	(521)	—	—	(521)
Balance as of May 5, 2019	399	$22,288	$—	$(116)	$22,172
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC. CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — UNAUDITED Two Fiscal Quarters Ended May 6, 2018

	Preferred Stock		Common Stock and Additional Paid-in Capital		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Broadcom Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount

	(In millions)
Balance as of October 29, 2017	22	$—	409	$20,505	$(129)	$(91)	$20,285	$2,901	$23,186
Net income	—	—	—	—	6,230	—	6,230	336	6,566
Other comprehensive income	—	—	—	—	—	9	9	—	9
Cumulative effect of accounting changes	—	—	—	—	(252)	—	(252)	(14)	(266)
Fair value of partially vested equity awards assumed in connection with the acquisition of Brocade Communications Systems, Inc.	—	—	—	8	—	—	8	—	8
Cash dividends declared and paid to stockholders	—	—	—	—	(717)	—	(717)	—	(717)
Cash distribution declared and paid by Broadcom Cayman L.P. on exchangeable limited partnership units	—	—	—	—	—	—	—	(38)	(38)
Exchange of exchangeable limited partnership units for common stock	—	—	—	5	—	—	5	(5)	—
Common stock issued	—	—	1	34	—	—	34	—	34
Stock-based compensation	—	—	—	299	—	—	299	—	299
Balance as of February 4, 2018	22	—	410	20,851	5,132	(82)	25,901	3,180	29,081
Net income	—	—	—	—	3,718	—	3,718	15	3,733
Other comprehensive loss	—	—	—	—	—	(8)	(8)	—	(8)
Cumulative effect of accounting changes	—	—	—	—	15	(16)	(1)	1	—
Cash dividends declared and paid to stockholders	—	—	—	—	(727)	—	(727)	—	(727)
Cash distribution declared and paid by Broadcom Cayman L.P. on exchangeable limited partnership units	—	—	—	—	—	—	—	(39)	(39)
Exchange of exchangeable limited partnership units for common stock and redemption of preferred stock due to the Redomiciliation Transaction	(22)	—	22	3,157	—	—	3,157	(3,157)	—
Common stock issued	—	—	6	80	—	—	80	—	80
Stock-based compensation	—	—	—	296	—	—	296	—	296
Repurchases of common stock	—	—	(2)	(77)	(270)	—	(347)	—	(347)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	—	(2)	—	—	(2)	—	(2)
Balance as of May 6, 2018	—	$—	436	$24,305	$7,868	$(106)	$32,067	$—	$32,067
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
Broadcom Inc. (“Broadcom”), a Delaware corporation, is the successor to Broadcom Limited (now Broadcom Pte. Ltd.), a Singapore company (“Broadcom-Singapore”). On April 4, 2018, all Broadcom-Singapore outstanding ordinary shares were exchanged for newly issued shares of Broadcom common stock (the “Redomiciliation Transaction”). As a result, Broadcom-Singapore became a wholly-owned subsidiary of Broadcom. In addition, all outstanding exchangeable limited partnership units (“LP Units”) of Broadcom Cayman L.P. (the “Partnership”) were mandatorily exchanged (the “Mandatory Exchange”) for newly issued shares of Broadcom common stock and all limited partners of the Partnership became common stockholders of Broadcom. Also, all related outstanding special preference shares of Broadcom-Singapore were automatically redeemed upon the Mandatory Exchange. The limited partners no longer hold a noncontrolling interest and we deregistered the Partnership.
The Redomiciliation Transaction was accounted for as an exchange of equity interests among entities under common control and the historical basis of accounting was retained as if the entities had always been combined for financial reporting purposes.
The financial statements relate to Broadcom-Singapore for periods prior to April 4, 2018, the effective date of the Redomiciliation Transaction, and relate to Broadcom for periods after April 4, 2018. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom and its consolidated subsidiaries from and after the effective time of the Redomiciliation Transaction and, prior to that time, to our predecessor, Broadcom-Singapore.
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
On November 5, 2018, we acquired CA, Inc. (“CA”) for $16.1 billion, net of cash acquired (the “CA Merger”). CA was a leading provider of information technology management software and solutions. The results of operations of CA are included in the unaudited condensed consolidated financial statements commencing as of November 5, 2018 (the “CA Acquisition Date”). See Note 3. “Acquisitions” for additional information.
Subsequent to the CA Merger, we changed our organizational structure, resulting in three reportable segments: semiconductor solutions, infrastructure software and intellectual property (“IP”) licensing. Prior period segment results have been recast to conform to the current presentation. See Note 10. “Segment Information” for additional information.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending November 3, 2019 (“fiscal year 2019”) is a 52-week fiscal year. The first quarter of our fiscal year 2019 ended on February 3, 2019, the second quarter ended on May 5, 2019 and the third quarter ends on August 4, 2019. Our fiscal year ended November 4, 2018 (“fiscal year 2018”) was a 53-week fiscal year, with the first fiscal quarter containing 14 weeks.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and our subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 4, 2018 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2018 as filed with the Securities and Exchange Commission (“SEC”). All intercompany transactions and balances have been eliminated in consolidation. The operating results for the fiscal quarter and two fiscal quarters ended May 5, 2019 are not necessarily indicative of the results that may be expected for fiscal year 2019, or for any other future period.

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
Recently Adopted Accounting Guidance
In the first quarter of fiscal year 2019, we adopted the Financial Accounting Standards Board (“FASB”) guidance issued in March 2017 that requires an employer to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost are presented separately from the service cost component. We adopted the guidance using a permitted practical expedient that uses the amounts disclosed in the pension and other post-retirement benefit plans note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The adoption did not have a material impact on the condensed consolidated statements of operations presented herein.
In the first quarter of fiscal year 2019, we adopted the guidance issued in January 2016 that changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance requires the remeasurement of equity investments not accounted for under the equity method to be measured at fair value and any changes in fair value recognized in net income. The guidance allows for election of a measurement alternative for equity securities without readily determinable fair values to be measured at cost less impairment, adjusted for observable price changes. We adopted this guidance using the modified retrospective method for our marketable equity securities and a prospective approach for non-marketable equity securities using the measurement alternative. Upon adoption, we recognized an $8 million increase to retained earnings and a $1 million increase to accumulated other comprehensive loss. During the fiscal quarter and two fiscal quarters ended May 5, 2019, we also recognized $40 million and $67 million, respectively, of unrealized gains on equity securities within other income, net in our condensed consolidated statements of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). We adopted Topic 606 effective November 5, 2018 using the modified retrospective method. Reporting periods prior to the adoption of the new revenue standard are presented in accordance with Accounting Standards Codification 605, Revenue Recognition (“Topic 605”), while reporting periods after adoption are presented in accordance with the new revenue standard. The cumulative effect adjustment as of November 5, 2018 to retained earnings was not significant. See Note 2. “Revenue from Contracts with Customers” for further information related to adoption of the new revenue standard, including our updated revenue accounting policies and accounting policies for costs to obtain and fulfill a contract with a customer. Refer to our Annual Report on Form 10-K for our accounting policies in accordance with Topic 605.
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
Subscriptions and services. Our subscriptions and services revenue consists of sales and royalties from software arrangements, support services, professional services, transfer of IP, and non-recurring engineering (“NRE”) arrangements.
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
There are two main categories of NRE contracts which we enter into with our customers: (a) NRE contracts in which we develop a custom chip and (b) NRE contracts in which we accelerate our development of a new chip upon the customer’s request. The majority of our NRE contract revenues meet the over time criteria under Topic 606. As such, revenue is recognized over the development period with the measure of progress using the input method based on costs incurred to total cost (“cost-to-cost”) as the services are provided. For NRE contracts that do not meet the over time criteria under Topic 606, revenue is recognized at a point in time when the NRE services are complete.
Material rights. Contracts with customers may also include material rights that are also performance obligations. These include the right to renew or receive products or services at a discounted price in the future. Revenue allocated to material rights is recognized when the customer exercises the right or the right expires.
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
Other Policies and Judgments
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
Disaggregation
We have considered (1) information that is regularly reviewed by our Chief Executive Officer, who has been identified as the Chief Operating Decision Maker (the “CODM”) as defined by the authoritative guidance on segment reporting, in evaluating financial performance and (2) disclosures presented outside of our financial statements in our earnings releases and used in investor presentations to disaggregate revenues. The principal category we use to disaggregate revenues is the nature of our products and subscriptions and services, as presented in our condensed consolidated statements of operations. In addition, revenues by reportable segment are presented in Note 10. “Segment Information”.
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended May 5, 2019
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$608	$3,372	$438	$4,418
Subscriptions and services*	749	101	249	1,099
Total	$1,357	$3,473	$687	$5,517

	Two Fiscal Quarters Ended May 5, 2019
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,225	$7,092	$740	$9,057
Subscriptions and services*	1,565	215	469	2,249
Total	$2,790	$7,307	$1,209	$11,306
________________________________
* Subscriptions and services predominantly includes software licenses with termination for convenience clauses.

Contract Balances
Contract assets and contract liabilities balances for the periods indicated below were as follows:

	Contract Assets	Contract Liabilities

	(In millions)
Opening balance November 5, 2018*	$18	$272

Closing balance May 5, 2019	$210	$2,470
________________________________
* We adopted Topic 606 immediately prior to the CA Merger. Accordingly, the opening balance does not include contract assets or contract liabilities associated with CA.
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements which may include termination for convenience provisions. The amount of revenue recognized during the two fiscal quarters ended May 5, 2019 that was included in the contract liabilities balance as of November 5, 2018 was $144 million.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include CA contracts where the customer is not committed. The customer is not considered committed when termination for convenience without payment of a substantive penalty exists. This has been extended to all CA customers, either contractually or through customary business practice. Additionally, as a practical expedient, we have not included contracts that have an original duration of one year or less nor have we included contracts with sales-based and usage-based royalties promised in exchange for a license of intellectual property.
Because the substantial majority of our customer contracts allow our customers to terminate for convenience or have an original duration of one year or less, the total amount of the transaction price allocated to remaining performance obligations as of May 5, 2019 was not significant. Since our customers generally do not exercise their termination for convenience rights and the majority of the contracts we execute for products, as well as subscription and services, have a duration of one year or less, our remaining performance obligations are not indicative of revenue for future periods.
Contract Costs
We have applied the practical expedient to expense commission costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. As a result, no commission costs are capitalized.
When costs are incurred to fulfill a contract that are not within the scope of another accounting literature, we recognize an asset. We have not incurred any such costs and, as a result, no costs to fulfill a contract have been capitalized.
Topic 606 Adoption
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

We adopted Topic 606 immediately prior to the CA Merger. Accordingly, the adoption adjustments presented below excluded CA. As a result of applying the modified retrospective method, the following adjustments were made to selected condensed consolidated balance sheet line items as of November 5, 2018:

Balance Sheet	Ending Balance as of November 4, 2018	Adjustments Due to Topic 606	Opening Balance as of November 5, 2018

	(In millions)
ASSETS
Trade accounts receivable, net	$3,325	$11	$3,336
Other current assets	$366	$10	$376
Other long-term assets	$707	$20	$727
LIABILITIES
Other current liabilities	$812	$35	$847
Other long-term liabilities	$3,636	$6	$3,642
Impact of New Revenue Guidance on Net Revenue
The following tables compare net revenue for the periods presented to the pro forma amounts had the previous guidance been in effect. No other amounts in the condensed consolidated statements of operations for the fiscal quarter and two fiscal quarters ended May 5, 2019 or in the condensed consolidated balance sheet as of May 5, 2019 were significantly affected by the new revenue guidance.

	Fiscal Quarter Ended May 5, 2019
Statement of Operations	Pro forma as if the previous accounting was in effect	Effect of Change Higher/(Lower)	As Reported

	(In millions)
Net revenue:
Products	$4,418	$—	$4,418
Subscriptions and services	1,040	59	1,099
Total net revenue	$5,458	$59	$5,517

	Two Fiscal Quarters Ended May 5, 2019
Statement of Operations	Pro forma as if the previous accounting was in effect	Effect of Change Higher/(Lower)	As Reported

	(In millions)
Net revenue:
Products	$9,057	$—	$9,057
Subscriptions and services	2,046	203	2,249
Total net revenue	$11,103	$203	$11,306

3. Acquisitions
Acquisition of CA, Inc.
On November 5, 2018, we acquired CA, which was a leading provider of information technology management software and solutions. We acquired CA to enhance our infrastructure software capabilities. We financed the CA Merger with the net proceeds from borrowings under the 2019 Term Loans, as defined in Note 7. “Borrowings,” as well as with cash on hand of the combined companies.

Purchase Consideration

(In millions)
Cash paid for outstanding CA common stock	$18,402
Cash paid by Broadcom to retire CA’s term loan	274
Cash paid for vested CA equity awards	101
Fair value of partially vested assumed equity awards	67
Total purchase consideration	18,844
Less: cash acquired	2,750
Total purchase consideration, net of cash acquired	$16,094

All vested in-the-money CA stock options, after giving effect to any acceleration, and all outstanding deferred stock units were cashed out upon the completion of the CA Merger. We assumed all unvested CA equity awards held by continuing employees. The portion of the fair value of partially vested equity awards associated with prior service of CA employees represents a component of the total consideration as presented above and was valued based on our share price as of the CA Acquisition Date.
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
The following table presents our preliminary allocation of the total purchase price, net of cash acquired:

Estimated Fair Value
(In millions)
Current assets	$1,669
Goodwill	9,749
Intangible assets	12,045
Other long-term assets	245
Total assets acquired	23,708
Other current liabilities	(1,966)
Long-term debt	(2,255)
Other long-term liabilities	(3,393)
Total liabilities assumed	(7,614)
Fair value of net assets acquired	$16,094

Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the CA business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the CA Merger. Goodwill is not deductible for tax purposes.
Current assets included assets held-for-sale related to CA’s Veracode business, which was not aligned with our strategic objectives. On December 31, 2018, we sold this business to Thoma Bravo, LLC for cash consideration of $950 million, before working capital adjustments. We do not have any material continuing involvement with this business and have presented its results in discontinued operations. Current assets also included $80 million of real properties held-for-sale.
Revenue attributable to CA has been included in our infrastructure software segment. Transaction costs related to the CA Merger of $11 million and $73 million, respectively, were included in selling, general and administrative expense for the fiscal quarter and two fiscal quarters ended May 5, 2019.

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
The fair value of in-process research and development (“IPR&D”) was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the contribution of other assets to those cash flows.
We believe the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the CA Acquisition Date.
The following table summarizes the details of IPR&D by category as of the CA Acquisition Date:

Description	IPR&D	Percentage of Completion	Estimated Cost to Complete	Expected Release Date (By Fiscal Year)

	(Dollars in millions)
Mainframe	$178	67%	$138	2019
Enterprise Solutions	$14	63%	$12	2019

Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if CA had been acquired as of the beginning of fiscal year 2018. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges related to the acquisition and transaction costs. For the two fiscal quarters ended May 6, 2018, non-recurring pro forma adjustments directly attributable to the CA Merger included acquisition costs of $180 million. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined business.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2019	May 6, 2018	May 5, 2019	May 6, 2018

	(In millions)
Pro forma net revenue*	$5,289	$5,917	$10,850	$12,083
Pro forma net income attributable to common stock	$558	$3,320	$1,353	$8,095
________________________________
* Pro forma net revenue was presented under Topic 606 for fiscal year 2019 periods and under Topic 605 for fiscal year 2018 periods.
Acquisition of Brocade Communications Systems, Inc.
On November 17, 2017, we acquired Brocade Communications Systems, Inc. (“Brocade”). Brocade was a supplier of networking hardware, software and services, including Fibre Channel Storage Area Network solutions and Internet Protocol Networking solutions. We acquired Brocade to enhance our position as a provider of enterprise storage connectivity solutions, to broaden our portfolio for enterprise storage, and to increase our ability to address the evolving needs of our original equipment manufacturer (“OEM”) customers.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Brocade had been acquired as of the beginning of our fiscal year ended October 29, 2017 (“fiscal year 2017”). The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, the purchase accounting effect on inventory acquired, restructuring charges related to the acquisition and transaction costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2017 or of the results of our future operations of the combined business.

	Fiscal Quarter Ended	Two Fiscal Quarters Ended
	May 6, 2018	May 6, 2018

	(In millions)
Pro forma net revenue*	$5,017	$10,464
Pro forma net income attributable to common stock	$3,744	$10,077

________________________________
* Pro forma net revenue was presented under Topic 605 for fiscal year 2018 periods.

4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $739 million and $1,406 million of time deposits as of May 5, 2019 and November 4, 2018, respectively. As of May 5, 2019 and November 4, 2018, cash equivalents also included $768 million and $202 million of money-market funds, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreements were $90 million during both the fiscal quarter and two fiscal quarters ended May 5, 2019, and $57 million during both the fiscal quarter and two fiscal quarters ended May 6, 2018. Factoring fees for the sales of receivables were recorded in other income, net and were not material for any period presented.
Inventory

	May 5, 2019	November 4, 2018

	(In millions)
Finished goods	$369	$483
Work-in-process	538	505
Raw materials	127	136
Total inventory	$1,034	$1,124

Other Current Assets

	May 5, 2019	November 4, 2018

	(In millions)
Prepaid expenses	$395	$243
Other (miscellaneous)	436	123
Total other current assets	$831	$366

Other Current Liabilities

	May 5, 2019	November 4, 2018

	(In millions)
Contract liabilities	$2,028	$164
Notional pooling liabilities	596	—
Tax liabilities	290	162
Other (miscellaneous)	815	486
Total other current liabilities	$3,729	$812

We use a notional pooling arrangement with an international bank to assist us in the management of global liquidity. Under this arrangement, we maintain either a cash deposit or borrowing position through local currency accounts, so long as the aggregate global pooling position is a notionally calculated net cash deposit.

Other Long-Term Liabilities

	May 5, 2019	November 4, 2018

	(In millions)
Unrecognized tax benefits (a) (b)	$3,356	$3,088
Deferred tax liabilities (a)	1,871	169
Contract liabilities	442	66
Other (miscellaneous)	561	313
Total other long-term liabilities	$6,230	$3,636
________________________________
(a) Refer to Note 9. “Income Taxes” for additional information regarding these balances.
(b) Includes accrued interest and penalties.
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2019	May 6, 2018	May 5, 2019	May 6, 2018

	(In millions)
Cash paid for interest	$189	$1	$612	$233
Cash paid for income taxes	$425	$87	$520	$196

As of May 5, 2019 and November 4, 2018, we had $35 million and $22 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant and equipment in the condensed consolidated statements of cash flows in the period in which they are paid.
5. Goodwill and Intangible Assets
Goodwill

	Wired Infrastructure	Wireless Communications	Enterprise Storage	Industrial & Other	Semiconductor Solutions	Infrastructure Software	IP Licensing	Total

	(In millions)
Balance as of November 4, 2018	$17,705	$5,945	$3,112	$151	$—	$—	$—	$26,913
Reallocation due to change in segments	(17,705)	(5,945)	(3,112)	(151)	25,924	980	9	—
CA Merger	—	—	—	—	—	9,749	—	9,749
Balance as of May 5, 2019	$—	$—	$—	$—	$25,924	$10,729	$9	$36,662

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

Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of May 5, 2019:
Purchased technology	$20,846	$(8,465)	$12,381
Customer contracts and related relationships	5,982	(1,335)	4,647
Order backlog	2,569	(454)	2,115
Trade names	712	(208)	504
Other	243	(72)	171
Intangible assets subject to amortization	30,352	(10,534)	19,818
IPR&D	370	—	370
Total	$30,722	$(10,534)	$20,188

As of November 4, 2018:
Purchased technology	$15,806	$(6,816)	$8,990
Customer contracts and related relationships	1,792	(878)	914
Trade names	578	(170)	408
Other	239	(53)	186
Intangible assets subject to amortization	18,415	(7,917)	10,498
IPR&D	264	—	264
Total	$18,679	$(7,917)	$10,762

Based on the amount of intangible assets subject to amortization at May 5, 2019, the expected amortization expense for each of the next five years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense
(In millions)
2019 (remainder)	$2,618
2020	5,039
2021	4,135
2022	3,165
2023	2,160
Thereafter	2,701
Total	$19,818

The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	May 5, 2019
(In years)
Purchased technology	6
Customer contracts and related relationships	5
Order backlog	3
Trade names	10
Other	10

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
Diluted shares outstanding include the dilutive effect of in-the-money stock options, unvested restricted stock units (“RSUs”), and employee stock purchase plan rights under the Broadcom Inc. Employee Stock Purchase Plan, as amended (“ESPP”), collectively referred to as “equity awards”. Diluted shares outstanding also included shares issuable upon the exchange of LP Units for the fiscal year 2018 periods presented prior to the effective time of Mandatory Exchange.
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
The dilutive effect of LP Units was calculated using the if-converted method. The if-converted method assumed that the LP Units were converted at the beginning of the reporting period and included net income attributable to noncontrolling interest for the fiscal year 2018 periods presented.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2019	May 6, 2018	May 5, 2019	May 6, 2018

	(In millions, except per share data)
Numerator - Basic:
Income from continuing operations	$693	$3,736	$1,174	$10,317
Less: Income from continuing operations attributable to noncontrolling interest	—	15	—	352
Income from continuing operations attributable to common stock	693	3,721	1,174	9,965

Loss from discontinued operations, net of income taxes	(2)	(3)	(12)	(18)
Less: Loss from discontinued operations, net of income taxes, attributable to noncontrolling interest	—	—	—	(1)
Loss from discontinued operations, net of income taxes, attributable to common stock	(2)	(3)	(12)	(17)

Net income attributable to common stock	$691	$3,718	$1,162	$9,948

Numerator - Diluted:
Income from continuing operations	$693	$3,736	$1,174	$10,317
Loss from discontinued operations, net of income taxes	(2)	(3)	(12)	(18)
Net income	$691	$3,733	$1,162	$10,299

Denominator:
Weighted-average shares outstanding - basic	397	421	399	415
Dilutive effect of equity awards	25	13	21	15
Exchange of noncontrolling interest	—	14	—	18
Weighted-average shares outstanding - diluted	422	448	420	448

Basic income per share:
Income per share from continuing operations	$1.75	$8.84	$2.94	$24.01
Loss per share from discontinued operations	(0.01)	(0.01)	(0.03)	(0.04)
Net income per share	$1.74	$8.83	$2.91	$23.97

Diluted income per share:
Income per share from continuing operations	$1.64	$8.34	$2.80	$23.03
Loss per share from discontinued operations	—	(0.01)	(0.03)	(0.04)
Net income per share	$1.64	$8.33	$2.77	$22.99

7. Borrowings

	Effective Interest Rate		May 5, 2019	November 4, 2018

	(In millions, except percentages)
2019 Senior Notes - fixed rate
3.125% notes due April 2021	3.607%		$2,000	$—
3.125% notes due October 2022	3.527%		1,500	—
3.625% notes due October 2024	3.980%		2,000	—
4.250% notes due April 2026	4.544%		2,500	—
4.750% notes due April 2029	4.953%		3,000	—
			11,000	—
2019 Term Loans - floating rate
LIBOR plus 1.250% term loan due through November 2023	3.852%		6,000	—
			6,000	—
2017 Senior Notes - fixed rate
2.375% notes due January 2020	2.615%		2,750	2,750
2.200% notes due January 2021	2.406%		750	750
3.000% notes due January 2022	3.214%		3,500	3,500
2.650% notes due January 2023	2.781%		1,000	1,000
3.625% notes due January 2024	3.744%		2,500	2,500
3.125% notes due January 2025	3.234%		1,000	1,000
3.875% notes due January 2027	4.018%		4,800	4,800
3.500% notes due January 2028	3.596%		1,250	1,250
			17,550	17,550
Assumed CA Senior Notes - fixed rate
5.375% notes due December 2019	3.433%		750	—
3.600% notes due August 2020	3.540%		400	—
3.600% notes due August 2022	4.071%		500	—
4.500% notes due August 2023	4.099%		250	—
4.700% notes due March 2027	5.153%		350	—
			2,250	—
Commercial Paper
Commercial paper	0.289%	(a)	1,000	—
			1,000	—
Assumed Brocade Convertible Notes - fixed rate
1.375% convertible notes due January 2020	0.628%		37	37
			37	37
Assumed BRCM Senior Notes - fixed rate
2.500% - 4.500% notes due August 2022 - August 2034	2.585% - 4.546%		22	22
Total principal amount outstanding			37,859	17,609
Less: Unaccreted discount/premium and unamortized debt issuance costs			(311)	(116)
Total Debt			$37,548	$17,493

________________________________
(a) Represents the weighted average interest rate on outstanding commercial paper as of May 5, 2019.

Fiscal Year 2019 Financing Arrangements
In connection with the CA Merger, we entered into a credit agreement (the “2019 Credit Agreement”), which provided for a $9 billion unsecured term A-3 facility and a $9 billion unsecured term A-5 facility, collectively referred to as the “2019 Term Loans”. Interest on our 2019 Term Loans was based on a floating rate and was payable monthly. Our obligations under the 2019 Credit Agreement were guaranteed on an unsecured basis by Broadcom Corporation (“BRCM”), Broadcom Cayman Finance Limited and Broadcom Technologies Inc., with a residual guarantee having been provided by Broadcom-Singapore pending its voluntary liquidation (commenced in the fiscal quarter ended February 3, 2019).
The 2019 Credit Agreement also provided for a five-year $5 billion unsecured revolving credit facility (the “Revolving Facility”), of which $500 million was available for the issuance of multi-currency letters of credit. The issuance of letters of credit would reduce the aggregate amount otherwise available under the Revolving Facility for revolving loans. Subject to the terms of the 2019 Credit Agreement, we were permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) November 2023 or (b) the date of termination in whole of the revolving lenders’ commitments under the 2019 Credit Agreement in accordance with the terms thereof. We had no borrowings outstanding under the Revolving Facility on May 5, 2019.
In April 2019, we issued $11 billion in aggregate principal amount of senior unsecured notes (“2019 Senior Notes”). The 2019 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by BRCM and Broadcom Technologies Inc. Each series of our 2019 Senior Notes pay interest semi-annually in arrears on April 15 and October 15 of each year. We may, at our option, redeem or purchase, in whole or in part any of the 2019 Senior Notes at a price equal to 100% of the principal amount of the applicable 2019 Senior Notes, plus a corresponding make-whole premium as set forth in the indenture governing the 2019 Senior Notes, plus accrued and unpaid interest, if any, to the date of repurchase.
In February 2019, we also established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in an aggregate principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The Revolving Facility supports our commercial paper program. Outstanding Commercial Paper borrowings reduce the amount that would otherwise be available for general corporate purposes under the Revolving Facility. As of May 5, 2019, we had $1 billion of Commercial Paper outstanding with maturities generally less than sixty days. We intend to continuously replace our Commercial Paper upon maturity with newly issued commercial paper. In addition, we have the ability to finance the Commercial Paper borrowings on a long-term basis as they were supported by the Revolving Facility. These borrowings are now supported by our new revolving credit facility discussed below. As such, we have recorded Commercial Paper, net of discount, as long-term debt.
We used the net proceeds from the 2019 Senior Notes and Commercial Paper to repay $12 billion of our 2019 Term Loans, including all of our term A-3 facility. As a result of our repayment of the 2019 Term Loans, we wrote off $26 million of debt issuance costs, which were included in interest expense on the condensed consolidated statements of operations. The 2019 Senior Notes are recorded as long-term debt, net of discount. The discount associated with the 2019 Senior Notes and Commercial Paper is amortized to interest expense over the respective terms of these borrowings. The unamortized discount and debt issuance costs balance on the 2019 Term Loans as of the modification date will be amortized to interest expense over the respective terms of the 2019 Senior Notes and Commercial Paper.
On May 7, 2019, we entered into a new credit agreement, which provides for a $5 billion unsecured revolving credit facility, a $2 billion unsecured term A-3 facility, a $2 billion unsecured term A-5 facility and a $2 billion unsecured term A-7 facility. This new credit agreement has substantially the same terms and conditions as the 2019 Credit Agreement, other than with respect to the maturity date of the facilities. The proceeds of the term A-3, A-5 and A-7 facilities were used to refinance the $6 billion of existing term loans outstanding under the 2019 Credit Agreement, which was terminated in connection with, and as a condition to, entering into the May 7, 2019 credit agreement. Our obligations under this new credit agreement are guaranteed on an unsecured basis by BRCM and Broadcom Technologies Inc.
2017 Senior Notes
During fiscal year 2017, BRCM and Broadcom Cayman Finance Limited, collectively referred to as the “Subsidiary Issuers,” issued $17,550 million of senior unsecured notes (the “2017 Senior Notes”). The 2017 Senior Notes were fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom (“Parent Guarantor”) and Broadcom-Singapore. During the fiscal quarter ended February 3, 2019, Broadcom-Singapore was placed in voluntary liquidation in Singapore. Broadcom Technologies Inc. (“Subsidiary Guarantor”), a wholly-owned subsidiary of Broadcom, became a guarantor of the 2017 Senior Notes and entered into supplemental indentures with the Subsidiary Issuers and the trustee of the 2017 Senior Notes. As a result, Broadcom-Singapore was released from its guarantee of the 2017 Senior Notes under each of their respective indentures in accordance with their terms. On May 15, 2019, Broadcom Cayman Finance Limited was merged into the Subsidiary Guarantor, with the Subsidiary Guarantor as the surviving entity.
Assumed CA Senior Notes
In connection with the CA Merger, we assumed $2,250 million in aggregate principal amount of CA’s outstanding senior unsecured notes (the “Assumed CA Senior Notes”). CA remains the sole obligor under the Assumed CA Senior Notes. We may redeem all or a portion of the Assumed CA Senior Notes at any time, subject to a specified make-whole premium as set forth in the indenture governing the Assumed CA Senior Notes. In the event of a change in control, each note holder will have the right to require us to repurchase all or any part of the holders’ notes in cash at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest, if any, to the date of repurchase (subject to the right of holders of record on the relevant interest payment date to receive interest due). Each series of the Assumed CA Senior Notes pays interest semi-annually.
Fair Value of Debt
As of May 5, 2019, the estimated aggregate fair value of debt was $37,331 million. The fair value of our senior notes was determined using quoted prices from less active markets. The estimated fair value of our term A-5 facility approximated its carrying value due to its floating interest rate and consistency in our credit ratings. The estimated fair value of our Commercial Paper approximated its carrying value due to the short-term nature of these borrowings. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of May 5, 2019 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2019 (remainder)	$1,000
2020	3,937
2021	3,650
2022	6,409
2023	2,150
Thereafter	20,713
Total	$37,859

As of May 5, 2019 and November 4, 2018, we accrued interest payable of $244 million and $165 million, respectively and were in compliance with all debt covenants.
8. Stockholders’ Equity
Redomiciliation Transaction
For the period prior to the Redomiciliation Transaction, our stockholders’ equity reflected Broadcom-Singapore’s outstanding ordinary shares. On April 4, 2018, all Broadcom-Singapore outstanding ordinary shares were exchanged on a one-for-one basis for newly issued shares of Broadcom common stock and Broadcom-Singapore became a wholly-owned subsidiary of Broadcom.
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
Noncontrolling Interest
Immediately prior to the Redomiciliation Transaction, the limited partners held a noncontrolling interest of approximately 5% in the Partnership through their ownership of LP Units. Accordingly, net income attributable to our common stock in our condensed consolidated statements of operations excluded the noncontrolling interest’s proportionate share of the results for the fiscal quarter and two fiscal quarters ended May 6, 2018. In addition, we presented the proportionate share of equity attributable to the noncontrolling interest as a separate component of total equity within our condensed consolidated statements of equity for the periods prior to the Redomiciliation Transaction.

Dividends and Distributions

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2019	May 6, 2018	May 5, 2019	May 6, 2018

	(In millions, except per share data)
Cash dividends and distributions declared and paid per share/unit	$2.65	$1.75	$5.30	$3.50
Cash dividends paid to stockholders	$1,057	$727	$2,124	$1,444
Cash distributions paid to limited partners	$—	$39	$—	$77

Stock Repurchase Program
In December 2018, our Board of Directors increased our previously authorized $12 billion stock repurchase program to a total of $18 billion. This authorization covers repurchases through November 3, 2019, the end of our fiscal year 2019. During the fiscal quarter and two fiscal quarters ended May 5, 2019, we repurchased and retired approximately 3 million and 17 million shares of our common stock for $830 million and $4,266 million, respectively, under this stock repurchase program. During both the fiscal quarter and two fiscal quarters ended May 6, 2018, we repurchased and retired approximately 2 million shares of our common stock for $347 million under this stock repurchase program. As of May 5, 2019, $6,476 million of the current authorization remained available under our stock repurchase program.
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
Stock-Based Compensation Expense

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2019	May 6, 2018	May 5, 2019	May 6, 2018

	(In millions)
Cost of products sold	$29	$19	$55	$37
Cost of subscriptions and services	12	2	20	4
Research and development	371	205	682	408
Selling, general and administrative	132	70	252	146
Total stock-based compensation expense	$544	$296	$1,009	$595

During the fiscal quarter ended February 3, 2019, the Compensation Committee of our Board of Directors approved a broad-based program of multi-year equity grants of time- and market-based RSUs (the “Multi-Year Equity Awards”) in lieu of our annual employee equity awards historically granted on March 15 of each year. Each Multi-Year Equity Award vests on the same basis as four annual grants made March 15 of each year, beginning in fiscal year 2019, with successive four-year vesting periods. Stock-based compensation expense related to the Multi-Year Equity Awards was $218 million and $325 million for the fiscal quarter and two fiscal quarters ended May 5, 2019, including $32 million and $49 million of Multi-Year Equity Awards granted to employees acquired in the CA Merger, respectively.
For the fiscal quarter and two fiscal quarters ended May 5, 2019, stock-based compensation expense included $23 million and $60 million, respectively, related to equity awards assumed in connection with the CA Merger. In addition to stock-based compensation expense presented above, for the two fiscal quarters ended May 5, 2019, we recognized $75 million in restructuring charges for accelerated vesting of assumed equity awards held by employees terminated in connection with the CA Merger.
As of May 5, 2019, the total unrecognized compensation cost related to unvested stock-based awards was $6,238 million, which is expected to be recognized over the remaining weighted-average service period of 4.4 years.

Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 4, 2018	18	$195.50
Assumed in CA Merger	1	$206.14
Granted	32	$177.72
Vested	(6)	$188.30
Forfeited	(1)	$175.01
Balance as of May 5, 2019	44	$184.63

The aggregate fair value of time- and market-based RSUs that vested during the two fiscal quarters ended May 5, 2019 was $1,794 million, which represents the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
A summary of time- and market-based stock option activity is as follows:

	Number of Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value

	(In millions, except years and per share data)
Balance as of November 4, 2018	8		$50.14
Exercised	(3)		$48.45		$642
Cancelled	—	*	$44.84
Balance as of May 5, 2019	5		$51.11	1.59	$1,296
Fully vested as of May 5, 2019	5		$51.11	1.59	$1,296
________________________________
* Represents fewer than 0.5 million shares.
9. Income Taxes
For the fiscal quarter and two fiscal quarters ended May 5, 2019, our benefit from income taxes was $36 million and $239 million, respectively, compared to $2,637 million and $8,423 million for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively.
The benefit for the fiscal quarter ended May 5, 2019 was primarily due to $137 million of excess tax benefits from stock-based awards that vested or were exercised during the period, partially offset by $113 million of expense from a change in estimate of our fiscal year 2018 provision resulting from regulations issued related to the U.S. Tax Cuts and Jobs Act (the “2017 Tax Reform Act”).
The benefit from income taxes for the corresponding 2018 fiscal quarter included the impact of the Redomiciliation Transaction and related internal reorganizations. This impact included tax benefits from the reduction of $1,063 million in unrecognized federal tax benefits related to a one-time transition tax (the “Transition Tax”), $431 million in the Transition Tax payable and $1,162 million from the remeasurement of withholding taxes on undistributed earnings, partially offset by a $91 million tax provision on foreign earnings and profits subject to U.S. tax.
The benefit for the two fiscal quarters ended May 5, 2019 was primarily due to $172 million of excess tax benefits from stock-based awards that vested or were exercised during the period, the recognition of gross uncertain tax benefits as a result of audit settlements and lapses of statutes of limitations, and the partial release of $54 million of our valuation allowance as a result of the CA Merger, partially offset by $113 million of expense from a change in estimate of our fiscal year 2018 provision resulting from regulations issued related to the 2017 Tax Reform Act.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118. This guidance allowed registrants a “measurement period,” not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the 2017 Tax Reform Act. We relied on this guidance to refine our estimates of the impact of the 2017 Tax Reform Act during the measurement period. The measurement period ended during our fiscal quarter ended February 3, 2019, and no adjustments were recorded. As a result, we consider our accounting for the tax effects of the 2017 Tax Reform Act to be complete based on our interpretation of the law and subsequently issued guidance. However, it is expected that the U.S. Treasury will continue to issue regulations and other guidance on the application of certain provisions of the 2017 Tax Reform Act that may impact our interpretation of the rules and our calculation of the tax impact of the Transition Tax or other provisions of the 2017 Tax Reform Act. We recorded income tax expense of $113 million during the fiscal quarter ended May 5, 2019 as a result of the issuance of such regulations during the period.
The two fiscal quarters ended May 5, 2019 also included the impact of several provisions of the 2017 Tax Reform Act that take effect for us for the first time in fiscal year 2019, including a new minimum tax on certain foreign earnings, known as Global Intangible Low-taxed Income (“GILTI”), a new incentive for foreign-derived intangible income, changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. We have elected to account for GILTI as a period cost rather than on a deferred basis.
In connection with CA Merger in November 2018, we established $2,369 million of net deferred tax liabilities on the excess of the book basis over the tax basis of acquired identified intangible assets and investments in certain foreign subsidiaries that had not been indefinitely reinvested, partially offset by acquired tax attributes. The net deferred tax liabilities are based upon certain assumptions underlying our preliminary purchase price allocation. Upon finalization of the purchase price allocation, additional adjustments to the amount of our net deferred taxes may be required, provided we are within the measurement period.
The benefit from income taxes for the corresponding 2018 fiscal period was principally a result of provisional income tax benefits realized from the enactment of the 2017 Tax Reform Act. The 2017 Tax Reform Act made significant changes to the U.S. Internal Revenue Code, including, but not limited to, a decrease in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and the transition tax on the mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations as of December 31, 2017.
As a result of the 2017 Tax Reform Act, we recorded a total provisional benefit of $7,303 million during the two fiscal quarters ended May 6, 2018. This provisional benefit included $91 million related to the remeasurement of certain deferred tax assets and liabilities, which was based on the tax rates at which they were expected to be reversed in the future. The provisional benefit also included $7,212 million related to the Transition Tax, which was primarily due to a reduction of $10,392 million in our federal deferred income tax liabilities on accumulated non-U.S. earnings, partially offset by $2,116 million of federal provisional long-term Transition Tax payable and $1,116 million of unrecognized federal tax benefits related to the Transition Tax.
We also recognized an income tax benefit for $127 million and $155 million of excess tax benefits from stock-based awards that vested or were exercised during the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively.
Uncertain Tax Positions
The balance of gross unrecognized tax benefits was $4,107 million and $4,030 million as of May 5, 2019 and November 4, 2018, respectively. This increase was primarily due to the recognition of uncertain tax positions related to the CA Merger, which were initially estimated as of the CA Acquisition Date, offset by audit settlements and lapses of statutes of limitations. We continue to reevaluate these items with any adjustments to our preliminary estimates recognized, provided we are within the measurement period and we continue to collect information in order to determine their estimated values.
Accrued interest and penalties are included in other long-term liabilities on the condensed consolidated balance sheets. As of May 5, 2019 and November 4, 2018, the combined amount of cumulative accrued interest and penalties was approximately $307 million and $190 million, respectively.
As of May 5, 2019 and November 4, 2018, approximately $4,414 million and $4,220 million, respectively, of the unrecognized tax benefits, including accrued interest and penalties, would affect our effective tax rate if favorably resolved.
We are subject to U.S. income tax examination for fiscal years 2013 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside of the U.S. for fiscal years 2008 and later. It is possible that our existing unrecognized tax benefits may change up to $123 million as a result of lapses of the statute of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.

10. Segment Information
Reportable Segments
As a result of the CA Merger, which closed on November 5, 2018, we updated our organizational structure resulting in three reportable segments: semiconductor solutions, infrastructure software and IP licensing. Each segment represents components for which separate financial information is available that is utilized on a regular basis by the CODM in determining how to allocate resources and evaluate performance. The reportable segments are determined based on several factors including, but not limited to, customer base, homogeneity of products, technology, delivery channels and similar economic characteristics.
Semiconductor solutions. We provide semiconductor solutions for managing the movement of data in data center, telecom, enterprise and embedded networking applications. We provide a broad variety of radio frequency semiconductor devices, wireless connectivity solutions and custom touch controllers for mobile applications. We also provide semiconductor solutions for enabling the set-top box and broadband access markets and for enabling secure movement of digital data to and from host machines, such as servers, personal computers and storage systems, to the underlying storage devices, such as hard disk drives and solid state drives. We also provide a broad variety of products for the general industrial and automotive markets.
Infrastructure software. We provide a portfolio of mainframe, enterprise and storage area networking solutions, which enables customers to leverage the benefits of agility, automation, insights, resiliency and security in managing business processes and technology investments.
IP licensing. We license a portion of our broad IP portfolio.
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

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2019	May 6, 2018	May 5, 2019	May 6, 2018

	(In millions)
Net revenue:
Semiconductor solutions	$4,088	$4,537	$8,462	$9,492
Infrastructure software	1,413	447	2,816	775
IP licensing	16	30	28	74
Total net revenue	$5,517	$5,014	$11,306	$10,341

Operating income (loss):
Semiconductor solutions	$1,900	$2,127	$3,937	$4,452
Infrastructure software	1,050	310	2,070	526
IP licensing	(1)	15	(6)	41
Unallocated expenses	(1,979)	(1,251)	(4,476)	(2,875)
Total operating income	$970	$1,201	$1,525	$2,144

Significant Customer Information
We sell our products through our direct sales force and a select network of distributors globally. Two customers accounted for 15% and 12% of our net accounts receivable balance at May 5, 2019, and 20% and 14% of our net accounts receivable balance at November 4, 2018.
One customer accounted for 14% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 5, 2019. Net revenue from this customer was included in our semiconductor solutions segment. A second customer accounted for 11% and 10% of our net revenue for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively. Net revenue from this customer was primarily included in our infrastructure software segment.
No customer accounted for 10% or more of our net revenue for the fiscal quarter ended May 6, 2018. During the two fiscal quarters ended May 6, 2018, one customer accounted for 12% of our net revenue. The majority of the revenue from this customer was included in our semiconductor solutions segment.
11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of May 5, 2019 that materially changed from the end of fiscal year 2018:

		Fiscal Year
	Total	2019 (remainder)	2020	2021	2022	2023	Thereafter

	(In millions)
Debt principal, interest and fees	$44,996	$1,677	$5,214	$4,792	$7,441	$3,036	$22,836
Purchase commitments	877	780	64	33	—	—	—
Other contractual commitments	222	97	92	21	7	5	—
Operating lease obligations	806	62	108	90	60	52	434
Total	$46,901	$2,616	$5,478	$4,936	$7,508	$3,093	$23,270

Debt Principal, Interest and Fees. Represents principal, estimated interest and fees on borrowings under the 2019 Senior Notes, Commercial Paper, term A-5 facility, Revolving Facility, 2017 Senior Notes, the Assumed CA Senior Notes, the Assumed BRCM Senior Notes, and the Assumed Brocade Convertible Notes. For our term A-5 facility, which was subject to a floating interest rate, the estimated interest was based on the rate in effect during the last month of the fiscal quarter ended May 5, 2019.
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
Operating Lease Obligations. Represents real property and equipment leased from third parties under non-cancelable operating leases. Rent expense was $59 million and $126 million for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively. Rent expense was $56 million and $127 million for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at May 5, 2019, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,356 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of May 5, 2019 have been excluded from the contractual obligations table above.
Standby Letters of Credit
As of May 5, 2019 and November 4, 2018, we had standby letters of credit of $68 million and $14 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantees.
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
Lawsuits Relating to the Acquisition of Emulex Corporation
On April 8, 2015, a putative class action complaint was filed in the U.S. Central District Court, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex Corporation (“Emulex”), its directors, AT Wireless and Emerald Merger Sub, and purported to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleged, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the U.S. Central District Court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint, which the U.S. Central District Court granted with prejudice on January 13, 2016. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit Court”) on January 15, 2016. The appeal is captioned Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 16-55088. On June 27, 2016, the Plaintiff-Appellant filed his opening brief, on August 17 and August 22, 2016, the Defendants-Appellees filed their answering briefs, and on October 5, 2016 Plaintiff-Appellant filed his reply brief. The Ninth Circuit Court heard oral arguments on October 5, 2017. On April 20, 2018, the Ninth Circuit Court issued an opinion affirming in part and reversing in part the decision of the U.S. Central District Court and remanding Plaintiff-Appellant’s claims under Sections 14(e) and 20(a) of the Exchange Act to the U.S. Central District Court for reconsideration. On May 4, 2018, the Defendants-Appellees filed a Petition for Rehearing En Banc with the Ninth Circuit Court. On July 13, 2018, Plaintiff-Appellant filed an Opposition to the Petition for Rehearing En Banc. On September 6, 2018, the Ninth Circuit Court issued an order denying the Petition for Rehearing En Banc. On October 11, 2018, Defendants-Appellees filed a Petition for a Writ of Certiorari to the United States Supreme Court (the “U.S. Supreme Court”). On January 4, 2019, the U.S. Supreme Court granted certiorari. On April 23, 2019, the U.S. Supreme Court dismissed the writ of certiorari as having been improvidently granted. On May 28, 2019, the Ninth

Circuit Court remanded the case back to the U.S. Central District Court. We believe these claims are all without merit and intend to vigorously defend these actions.
Other Matters
In addition to the matters discussed above, we are currently engaged in a number of legal actions in the ordinary course of our business.
Contingency Assessment
We do not believe, based on currently available facts and circumstances, that the final outcome of any pending legal proceedings or ongoing regulatory investigations, taken individually or as a whole, will have a material adverse effect on our condensed consolidated financial statements. However, lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and other resources to defend. The results of litigation or regulatory investigations are inherently uncertain, and material adverse outcomes are possible. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses, such as future royalty payments in the case of an intellectual property dispute.
During the periods presented, no material amounts have been accrued or disclosed in the accompanying condensed consolidated financial statements with respect to loss contingencies associated with any other legal proceedings or regulatory investigations, as potential losses for such matters are not considered probable and ranges of losses are not reasonably estimable. These matters are subject to many uncertainties and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our condensed consolidated financial statements.
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
12. Restructuring, Impairment and Disposal Charges
Restructuring Charges
The following is a summary of significant restructuring expense recognized in continuing operations, primarily in operating expenses:

•
During the first quarter of fiscal year 2019, we initiated cost reduction activities associated with the CA Merger. As a result, we recognized $81 million and $675 million of restructuring expense primarily related to employee termination and lease and other exit costs during the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively.

•
During the first quarter of fiscal year 2018, we initiated cost reduction activities associated with the acquisition of Brocade. As a result, we recognized $2 million of restructuring expense during the two fiscal quarters ended May 5, 2019 and $35 million and $143 million for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively, primarily related to employee termination costs.

•
We initiated cost reduction activities associated with the acquisition of BRCM and recognized $3 million of restructuring expense during the two fiscal quarters ended May 5, 2019 and $14 million and $45 million for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively. These restructuring expenses primarily related to employee termination costs for the two fiscal quarters ended May 5, 2019 and lease and other exit costs for the fiscal quarter and two fiscal quarters ended May 6, 2018. We have substantially completed the restructuring activities related to the acquisition of BRCM.

	Employee Termination Costs	Leases and Other Exit Costs	Total

	(In millions)
Balance as of November 4, 2018	$16	$6	$22
Liabilities assumed from CA	29	38	67
Restructuring charges	546	134	680
Utilization	(418)	(101)	(519)
Balance as of May 5, 2019 (a)	$173	$77	$250
_________________________________
(a) The majority of the employee termination costs balance is expected to be paid in fiscal year 2019. The majority of the leases and other exit costs balance is expected to be paid through fiscal year 2023.
Impairment and Disposal Charges
During the fiscal quarter and two fiscal quarters ended May 5, 2019, we incurred impairment and disposal charges of $5 million and $35 million, respectively. During the fiscal quarter and two fiscal quarters ended May 6, 2018, we incurred impairment and disposal charges of $6 million and $12 million, respectively. These charges were primarily related to impairment of property, plant and equipment.
13. Condensed Consolidating Financial Information
The following information sets forth the condensed consolidating financial information for the Parent Guarantor, the Subsidiary Guarantor, the Subsidiary Issuers, and our other subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) for the periods presented in these condensed consolidated financial statements. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Subsidiary Guarantor, the Subsidiary Issuers and the Non-Guarantor Subsidiaries are reflected in the eliminations column. In the opinion of management, separate complete financial statements of the Subsidiary Issuers would not provide additional material information that would be useful in assessing their financial composition.
See Note 7. “Borrowings” for more information regarding the 2017 Senior Notes and the change in guarantors that occurred in the first quarter of fiscal year 2019. We have applied the impacts of the change in guarantors retrospectively to all periods presented.

	Condensed Consolidating Balance Sheet
	May 5, 2019
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$301	$—	$890	$4,137	$—	$5,328
Trade accounts receivable, net	—	—	—	3,484	—	3,484
Inventory	—	—	—	1,034	—	1,034
Intercompany receivable	457	—	761	297	(1,515)	—
Intercompany loan receivable	—	—	10,088	8,289	(18,377)	—
Other current assets	131	—	59	641	—	831
Total current assets	889	—	11,798	17,882	(19,892)	10,677
Long-term assets:
Property, plant and equipment, net	—	—	768	1,886	—	2,654
Goodwill	—	—	1,360	35,302	—	36,662
Intangible assets, net	—	—	81	20,107	—	20,188
Investment in subsidiaries	51,867	34,273	45,921	—	(132,061)	—
Intercompany loan receivable, long-term	—	—	—	925	(925)	—
Other long-term assets	29	—	58	648	—	735
Total assets	$52,785	$34,273	$59,986	$76,750	$(152,878)	$70,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27	$—	$48	$684	$—	$759
Employee compensation and benefits	—	—	103	375	—	478
Current portion of long-term debt	—	—	2,750	787	—	3,537
Intercompany payable	296	—	97	1,122	(1,515)	—
Intercompany loan payable	12,513	—	4,710	1,154	(18,377)	—
Other current liabilities	51	—	177	3,501	—	3,729
Total current liabilities	12,887	—	7,885	7,623	(19,892)	8,503
Long-term liabilities:
Long-term debt	17,793	—	14,718	1,500	—	34,011
Deferred tax liabilities	—	12	(348)	2,207	—	1,871
Intercompany loan payable, long-term	—	—	925	—	(925)	—
Unrecognized tax benefits	—	—	2,314	1,042	—	3,356
Other long-term liabilities	(67)	53	218	799	—	1,003
Total liabilities	30,613	65	25,712	13,171	(20,817)	48,744
Total stockholders’ equity	22,172	34,208	34,274	63,579	(132,061)	22,172
Total liabilities and stockholders’ equity	$52,785	$34,273	$59,986	$76,750	$(152,878)	$70,916

	Condensed Consolidating Balance Sheet
	November 4, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2,461	$1,831	$—	$4,292
Trade accounts receivable, net	—	—	—	3,325	—	3,325
Inventory	—	—	—	1,124	—	1,124
Intercompany receivable	56	—	182	67	(305)	—
Intercompany loan receivable	—	—	9,780	4,713	(14,493)	—
Other current assets	52	—	37	277	—	366
Total current assets	108	—	12,460	11,337	(14,798)	9,107
Long-term assets:
Property, plant and equipment, net	—	—	772	1,863	—	2,635
Goodwill	—	—	1,360	25,553	—	26,913
Intangible assets, net	—	—	84	10,678	—	10,762
Investment in subsidiaries	35,268	35,268	46,745	—	(117,281)	—
Intercompany loan receivable, long-term	—	—	—	991	(991)	—
Other long-term assets	—	—	250	457	—	707
Total assets	$35,376	$35,268	$61,671	$50,879	$(133,070)	$50,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19	$—	$44	$748	$—	$811
Employee compensation and benefits	—	—	272	443	—	715
Intercompany payable	9	—	58	238	(305)	—
Intercompany loan payable	8,691	—	4,713	1,089	(14,493)	—
Other current liabilities	—	—	219	593	—	812
Total current liabilities	8,719	—	5,306	3,111	(14,798)	2,338
Long-term liabilities:
Long-term debt	—	—	17,456	37	—	17,493
Deferred tax liabilities	—	—	(47)	216	—	169
Intercompany loan payable, long-term	—	—	991	—	(991)	—
Unrecognized tax benefits	—	—	2,563	525	—	3,088
Other long-term liabilities	—	—	131	248	—	379
Total liabilities	8,719	—	26,400	4,137	(15,789)	23,467
Total stockholders’ equity	26,657	35,268	35,271	46,742	(117,281)	26,657
Total liabilities and stockholders’ equity	$35,376	$35,268	$61,671	$50,879	$(133,070)	$50,124

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Fiscal Quarter Ended
	May 5, 2019
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue:
Products	$—	$—	$—	$4,418	$—	$4,418
Subscriptions and services	—	—	—	1,099	—	1,099
Intercompany revenue	—	—	420	—	(420)	—
Total net revenue	—	—	420	5,517	(420)	5,517
Cost of revenue:
Cost of products sold	—	—	35	1,422	—	1,457
Cost of subscriptions and services	—	—	4	131	—	135
Intercompany cost of products sold	—	—	—	35	(35)	—
Amortization of acquisition-related intangible assets	—	—	—	826	—	826
Restructuring charges	—	—	—	10	—	10
Total cost of revenue	—	—	39	2,424	(35)	2,428
Gross margin	—	—	381	3,093	(385)	3,089
Research and development	—	—	463	688	—	1,151
Intercompany operating expense	—	—	—	385	(385)	—
Selling, general and administrative	19	—	82	318	—	419
Amortization of acquisition-related intangible assets	—	—	—	473	—	473
Restructuring, impairment and disposal charges	—	—	1	75	—	76
Total operating expenses	19	—	546	1,939	(385)	2,119
Operating income (loss)	(19)	—	(165)	1,154	—	970
Interest expense	(201)	—	(147)	(28)	—	(376)
Intercompany interest expense	(106)	—	(42)	(9)	157	—
Other income, net	1	—	7	55	—	63
Intercompany interest income	—	—	81	76	(157)	—
Intercompany other income (expense), net	527	—	—	(527)	—	—
Income (loss) from continuing operations before income taxes and earnings in subsidiaries	202	—	(266)	721	—	657
Provision for (benefit from) income taxes	(59)	41	(75)	57	—	(36)
Income (loss) from continuing operations before earnings in subsidiaries	261	(41)	(191)	664	—	693
Earnings in subsidiaries	430	589	781	—	(1,800)	—
Income from continuing operations and earnings in subsidiaries	691	548	590	664	(1,800)	693
Loss from discontinued operations, net of income taxes	—	—	—	(2)	—	(2)
Net income	$691	$548	$590	$662	$(1,800)	$691

Comprehensive income	$691	$548	$590	$662	$(1,800)	$691

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Fiscal Quarter Ended
	May 6, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue:
Products	$—	$—	$—	$4,749	$—	$4,749
Subscriptions and services	—	—	—	265	—	265
Intercompany revenue	—	—	566	—	(566)	—
Total net revenue	—	—	566	5,014	(566)	5,014
Cost of revenue:
Cost of products sold	—	—	32	1,640	—	1,672
Cost of subscriptions and services	—	—	3	21	—	24
Intercompany cost of products sold	—	—	—	37	(37)	—
Amortization of acquisition-related intangible assets	—	—	—	765	—	765
Restructuring charges	—	—	—	2	—	2
Total cost of revenue	—	—	35	2,465	(37)	2,463
Gross margin	—	—	531	2,549	(529)	2,551
Research and development	—	—	407	529	—	936
Intercompany operating expense	—	—	—	529	(529)	—
Selling, general and administrative	2	—	72	220	—	294
Amortization of acquisition-related intangible assets	—	—	—	67	—	67
Restructuring, impairment and disposal charges	—	—	11	42	—	53
Total operating expenses	2	—	490	1,387	(529)	1,350
Operating income (loss)	(2)	—	41	1,162	—	1,201
Interest expense	—	—	(148)	—	—	(148)
Intercompany interest expense	—	—	(81)	(519)	600	—
Other income, net	—	—	28	18	—	46
Intercompany interest income	—	—	519	81	(600)	—
Income (loss) from continuing operations before income taxes and earnings in subsidiaries	(2)	—	359	742	—	1,099
Benefit from income taxes	—	—	(2,521)	(116)	—	(2,637)
Income (loss) from continuing operations before earnings in subsidiaries	(2)	—	2,880	858	—	3,736
Earnings in subsidiaries	3,720	3,735	855	—	(8,310)	—
Income from continuing operations and earnings in subsidiaries	3,718	3,735	3,735	858	(8,310)	3,736
Loss from discontinued operations, net of income taxes	—	—	(2)	(1)	—	(3)
Net income	3,718	3,735	3,733	857	(8,310)	3,733
Net income attributable to noncontrolling interest	—	15	—	—	—	15
Net income attributable to common stock	$3,718	$3,720	$3,733	$857	$(8,310)	$3,718

Net income	$3,718	$3,735	$3,733	$857	$(8,310)	$3,733
Other comprehensive income (loss)	—	—	(9)	1	—	(8)
Comprehensive income	3,718	3,735	3,724	858	(8,310)	3,725
Comprehensive income attributable to noncontrolling interest	—	15	—	—	—	15
Comprehensive income attributable to common stock	$3,718	$3,720	$3,724	$858	$(8,310)	$3,710

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Two Fiscal Quarters Ended
	May 5, 2019
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue:
Products	$—	$—	$—	$9,057	$—	$9,057
Subscriptions and services	—	—	—	2,249	—	2,249
Intercompany revenue	—	—	817	—	(817)	—
Total net revenue	—	—	817	11,306	(817)	11,306
Cost of revenue:
Cost of products sold	—	—	66	2,945	—	3,011
Cost of subscriptions and services	—	—	7	266	—	273
Intercompany cost of products sold	—	—	—	58	(58)	—
Amortization of acquisition-related intangible assets	—	—	—	1,659	—	1,659
Restructuring charges	—	—	(7)	73	—	66
Total cost of revenue	—	—	66	5,001	(58)	5,009
Gross margin	—	—	751	6,305	(759)	6,297
Research and development	—	—	910	1,374	—	2,284
Intercompany operating expense	—	—	—	759	(759)	—
Selling, general and administrative	71	—	163	656	—	890
Amortization of acquisition-related intangible assets	—	—	—	949	—	949
Restructuring, impairment and disposal charges	—	—	9	640	—	649
Total operating expenses	71	—	1,082	4,378	(759)	4,772
Operating income (loss)	(71)	—	(331)	1,927	—	1,525
Interest expense	(376)	—	(295)	(50)	—	(721)
Intercompany interest expense	(192)	—	(83)	(17)	292	—
Other income, net	—	—	16	115	—	131
Intercompany interest income	—	—	160	132	(292)	—
Intercompany other income (expense), net	604	—	—	(604)	—	—
Income (loss) from continuing operations before income taxes and earnings in subsidiaries	(35)	—	(533)	1,503	—	935
Provision for (benefit from) income taxes	(83)	65	(252)	31	—	(239)
Income (loss) from continuing operations before earnings in subsidiaries	48	(65)	(281)	1,472	—	1,174
Earnings in subsidiaries	1,114	2,068	2,350	—	(5,532)	—
Income from continuing operations and earnings in subsidiaries	1,162	2,003	2,069	1,472	(5,532)	1,174
Loss from discontinued operations, net of income taxes	—	—	—	(12)	—	(12)
Net income	$1,162	$2,003	$2,069	$1,460	$(5,532)	$1,162

Comprehensive income	$1,162	$2,003	$2,069	$1,460	$(5,532)	$1,162

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Two Fiscal Quarters Ended
	May 6, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue:
Products	$—	$—	$—	$9,857	$—	$9,857
Subscriptions and services	—	—	—	484	—	484
Intercompany revenue	—	—	1,150	—	(1,150)	—
Total net revenue	—	—	1,150	10,341	(1,150)	10,341
Cost of revenue:
Cost of products sold	—	—	61	3,487	—	3,548
Cost of subscriptions and services	—	—	6	41	—	47
Intercompany cost of products sold	—	—	—	71	(71)	—
Purchase accounting effect on inventory	—	—	—	70	—	70
Amortization of acquisition-related intangible assets	—	—	—	1,480	—	1,480
Restructuring charges	—	—	2	15	—	17
Total cost of revenue	—	—	69	5,164	(71)	5,162
Gross margin	—	—	1,081	5,177	(1,079)	5,179
Research and development	—	—	813	1,048	—	1,861
Intercompany operating expense	—	—	—	1,079	(1,079)	—
Selling, general and administrative	2	—	157	426	—	585
Amortization of acquisition-related intangible assets	—	—	—	406	—	406
Restructuring, impairment and disposal charges	—	—	44	139	—	183
Total operating expenses	2	—	1,014	3,098	(1,079)	3,035
Operating income (loss)	(2)	—	67	2,079	—	2,144
Interest expense	—	—	(329)	(2)	—	(331)
Intercompany interest expense	—	—	(140)	(1,093)	1,233	—
Other income, net	—	—	47	34	—	81
Intercompany interest income	—	—	1,093	140	(1,233)	—
Intercompany other income (expense), net	—	—	(57)	57	—	—
Income (loss) from continuing operations before income taxes and earnings in subsidiaries	(2)	—	681	1,215	—	1,894
Benefit from income taxes	—	—	(7,981)	(442)	—	(8,423)
Income (loss) from continuing operations before earnings in subsidiaries	(2)	—	8,662	1,657	—	10,317
Earnings in subsidiaries	9,950	10,301	1,493	—	(21,744)	—
Income from continuing operations and earnings in subsidiaries	9,948	10,301	10,155	1,657	(21,744)	10,317
Loss from discontinued operations, net of income taxes	—	—	(2)	(16)	—	(18)
Net income	9,948	10,301	10,153	1,641	(21,744)	10,299
Net income attributable to noncontrolling interest	—	351	—	—	—	351
Net income attributable to common stock	$9,948	$9,950	$10,153	$1,641	$(21,744)	$9,948

Net income	$9,948	$10,301	$10,153	$1,641	$(21,744)	$10,299
Other comprehensive income	—	—	—	1	—	1
Comprehensive income	9,948	10,301	10,153	1,642	(21,744)	10,300
Comprehensive income attributable to noncontrolling interest	—	351	—	—	—	351
Comprehensive income attributable to common stock	$9,948	$9,950	$10,153	$1,642	$(21,744)	$9,949

	Condensed Consolidating Statements of Cash Flows
	Two Fiscal Quarters Ended
	May 5, 2019
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Cash flows from operating activities:
Net income	$1,162	$2,003	$2,069	$1,460	$(5,532)	$1,162
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(1,378)	(2,003)	(2,895)	4,381	5,532	3,637
Net cash provided by (used in) operating activities	(216)	—	(826)	5,841	—	4,799
Cash flows from investing activities:
Net change in intercompany loans	800	—	(309)	(5,737)	5,246	—
Acquisitions of businesses, net of cash acquired	(17,865)	—	—	1,838	—	(16,027)
Proceeds from sales of businesses	—	—	—	957	—	957
Purchases of property, plant and equipment	—	—	(86)	(146)	8	(224)
Proceeds from disposals of property, plant and equipment	—	—	8	—	(8)	—
Purchases of investments	(5)	—	—	—	—	(5)
Proceeds from sales of investments	—	—	—	3	—	3
Other	—	—	—	(3)	—	(3)
Net cash used in investing activities	(17,070)	—	(387)	(3,088)	5,246	(15,299)
Cash flows from financing activities:
Dividend and distribution payments	(2,124)	—	—	—	—	(2,124)
Net intercompany borrowings	6,050	—	(68)	(736)	(5,246)	—
Proceeds from long-term borrowings	28,793	—	—	—	—	28,793
Repayment of debt	(12,000)	—	—	—	—	(12,000)
Other borrowings	997	—	—	578	—	1,575
Payment of debt issuance costs	(46)	—	—	—	—	(46)
Repurchases of common stock - repurchase program	(4,266)	—	—	—	—	(4,266)
Issuance of common stock	183	—	—	—	—	183
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(290)	(287)	—	(577)
Other	—	—	—	(2)	—	(2)
Net cash provided by (used in) financing activities	17,587	—	(358)	(447)	(5,246)	11,536
Net change in cash and cash equivalents	301	—	(1,571)	2,306	—	1,036
Cash and cash equivalents at beginning of period	—	—	2,461	1,831	—	4,292
Cash and cash equivalents at end of period	$301	$—	$890	$4,137	$—	$5,328

	Condensed Consolidating Statements of Cash Flows
	Two Fiscal Quarters Ended
	May 6, 2018
	Parent Guarantor	Subsidiary Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Cash flows from operating activities:
Net income	$9,948	$10,301	$10,153	$1,641	$(21,744)	$10,299
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(9,611)	(10,301)	(10,518)	2,156	21,973	(6,301)
Net cash provided by (used in) operating activities	337	—	(365)	3,797	229	3,998
Cash flows from investing activities:
Intercompany contributions paid	—	—	(9,099)	(3,002)	12,101	—
Distributions received from subsidiaries	—	—	—	1,521	(1,521)	—
Net change in intercompany loans	—	—	8,346	2,154	(10,500)	—
Acquisitions of businesses, net of cash acquired	—	—	—	(4,786)	—	(4,786)
Proceeds from sales of businesses	—	—	—	782	—	782
Purchases of property, plant and equipment	—	—	(114)	(295)	—	(409)
Proceeds from disposals of property, plant and equipment	—	—	1	237	—	238
Purchases of investments	—	—	(50)	(199)	—	(249)
Proceeds from sales of investments	—	—	54	—	—	54
Other	—	—	—	(12)	—	(12)
Net cash used in investing activities	—	—	(862)	(3,600)	80	(4,382)
Cash flows from financing activities:
Intercompany contributions received	—	—	3,231	9,099	(12,330)	—
Net intercompany borrowings	—	—	(2,125)	(8,375)	10,500	—
Repayment of debt	—	—	—	(856)	—	(856)
Dividend and distribution payments	—	—	(1,521)	(1,521)	1,521	(1,521)
Repurchases of common stock - repurchase program	(347)	—	—	—	—	(347)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	—	(2)	—	(2)
Issuance of common stock	10	—	—	104	—	114
Other	—	—	—	(21)	—	(21)
Net cash used in financing activities	(337)	—	(415)	(1,572)	(309)	(2,633)
Net change in cash and cash equivalents	—	—	(1,642)	(1,375)	—	(3,017)
Cash and cash equivalents at beginning of period	—	—	7,555	3,649	—	11,204
Cash and cash equivalents at end of period	$—	$—	$5,913	$2,274	$—	$8,187

14. Subsequent Event
Cash Dividends Declared
On June 12, 2019, our Board of Directors declared a cash dividend of $2.65 per share, payable on July 2, 2019 to stockholders of record at the close of business on June 24, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 4, 2018 (“fiscal year 2018”) included in our Annual Report on Form 10-K for fiscal year 2018 (“2018 Annual Report on Form 10-K”). The financial information and results of operations in this Form 10-Q for periods prior to April 4, 2018 relate to our predecessor, Broadcom Limited, a company organized under the laws of the Republic of Singapore (“Broadcom-Singapore”), for accounting and financial reporting purposes and relate to Broadcom Inc. (“Broadcom”) for periods after April 4, 2018, the effective date of the redomiciliation of our ultimate parent company to the U.S. (the “Redomiciliation Transaction”). Similarly, unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom and its consolidated subsidiaries, from and after the effective time of the Redomiciliation Transaction and, prior to that time, to our predecessor. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies and objectives of management for future operations; and statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property (“IP”) rights. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
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
Our fiscal year ending November 3, 2019 (“fiscal year 2019”) is a 52-week fiscal year, with our first fiscal quarter containing 13 weeks compared to 14 weeks in the first quarter of fiscal year 2018.
Subsequent to the acquisition of CA, Inc. (“CA”), we changed our organizational structure resulting in three reportable segments: semiconductor solutions, infrastructure software and IP licensing. Our semiconductor solutions segment includes all of our product lines, except for those related to our fibre channel storage area networking (“FC SAN”) products. Our infrastructure software segment includes our FC SAN products and the CA mainframe and enterprise software solutions. Our IP licensing segment includes the results of our IP licensing business. Prior period segment results have been recast to conform to the current presentation.
Quarterly Developments and Highlights
Highlights during the second fiscal quarter ended May 5, 2019 include the following:

•	We generated $2,667 million of cash from operations.

•
We paid $1,057 million for cash dividends, $830 million to repurchase shares of our common stock under our stock repurchase program and $500 million in employee withholding taxes related to net share settled equity awards.

•
We issued $11 billion of senior unsecured notes (the “2019 Senior Notes”) and established a $2 billion commercial paper program (“Commercial Paper”) to support general corporate purposes. As of May 5, 2019, we had $1 billion of Commercial Paper outstanding. The combined net proceeds were used to repay $12 billion of the $18 billion unsecured term loan facilities (the “2019 Term Loans”). See Note 7. “Borrowings” in Part I, Item 1 of this Form 10-Q for more details.

Acquisitions and Divestitures
Acquisition of CA
On November 5, 2018, we completed the acquisition of CA for aggregate consideration of approximately $18.8 billion (the “CA Merger”) in exchange for all shares of CA common stock issued and outstanding immediately prior to the CA Merger. In addition, we assumed all outstanding unvested CA equity awards held by continuing employees. All vested in-the-money CA stock options, after giving effect to any acceleration, and all outstanding deferred stock units were cashed out upon completion of the CA Merger. We financed the CA Merger with proceeds of $18 billion from the 2019 Term Loans, as well as cash on hand of the combined companies.
Divestiture of Veracode, Inc.
On December 31, 2018, we sold Veracode, Inc. (“Veracode”), a wholly-owned subsidiary of CA and provider of application security testing solutions, to Thoma Bravo, LLC for cash consideration of $950 million, before working capital adjustments.
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
Refer to Note 2. “Revenue from Contracts with Customers” in Part I, Item 1 of this Form 10-Q for updates on critical accounting estimates related to revenue recognition. There were no other significant changes in our critical accounting policies during the two fiscal quarters ended May 5, 2019 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2018 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter and Two Fiscal Quarters Ended May 5, 2019 Compared to Fiscal Quarter and Two Fiscal Quarters Ended May 6, 2018
The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	May 5, 2019	May 6, 2018	May 5, 2019	May 6, 2018

	(In millions)		(As a percentage of total net revenue)
Statements of Operations Data:
Net revenue:
Products	$4,418	$4,749	80%	95%
Subscriptions and services	1,099	265	20	5
Total net revenue	5,517	5,014	100	100
Cost of revenue:
Cost of products sold	1,457	1,672	27	34
Cost of subscriptions and services	135	24	2	—
Amortization of acquisition-related intangible assets	826	765	15	15
Restructuring charges	10	2	—	—
Total cost of revenue	2,428	2,463	44	49
Gross margin	3,089	2,551	56	51
Research and development	1,151	936	21	19
Selling, general and administrative	419	294	8	6
Amortization of acquisition-related intangible assets	473	67	8	1
Restructuring, impairment and disposal charges	76	53	1	1
Total operating expenses	2,119	1,350	38	27
Operating income	$970	$1,201	18%	24%

	Two Fiscal Quarters Ended
	May 5, 2019	May 6, 2018	May 5, 2019	May 6, 2018

	($ in millions)		(As a % of total net revenue)
Statements of Operations Data:
Net revenue:
Products	$9,057	$9,857	80%	95%
Subscriptions and services	2,249	484	20	5
Total net revenue	11,306	10,341	100	100
Cost of revenue:
Cost of products sold	3,011	3,548	27	35
Cost of subscriptions and services	273	47	2	—
Purchase accounting effect on inventory	—	70	—	1
Amortization of acquisition-related intangible assets	1,659	1,480	15	14
Restructuring charges	66	17	—	—
Total cost of revenue	5,009	5,162	44	50
Gross margin	6,297	5,179	56	50
Research and development	2,284	1,861	20	18
Selling, general and administrative	890	585	8	5
Amortization of acquisition-related intangible assets	949	406	8	4
Restructuring, impairment and disposal charges	649	183	6	2
Total operating expenses	4,772	3,035	42	29
Operating income	$1,525	$2,144	14%	21%
Net Revenue
Historically, a relatively small number of customers has accounted for a significant portion of our net revenue. Direct sales to WT Microelectronics and Tech Data Corporation, both of which are distributors, accounted for 14% and 11%, respectively, of our net revenue for the fiscal quarter ended May 5, 2019 and 14% and 10%, respectively, of our net revenue for the two fiscal quarters ended May 5, 2019. No customer accounted for 10% or more of our net revenue for the fiscal quarter ended May 6, 2018. Foxconn Technology Group companies (including Hon Hai Precision Industries), contract manufacturers, accounted for 12% of our net revenue for the two fiscal quarters ended May 6, 2018. We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 32% and 36% of our net revenue for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively, and approximately 38% and 43% of our net revenue for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 13% and 17% of our net revenue for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively, and approximately 17% and 25% for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some key customers of our semiconductor products place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our wireless products as fluctuations may be magnified by the launches of, and seasonal variations in sales of mobile handsets.

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Net Revenue by Segment	May 5, 2019	May 6, 2018	$ Change	% Change	May 5, 2019	May 6, 2018	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$4,088	$4,537	$(449)	(10)%	$8,462	$9,492	$(1,030)	(11)%
Infrastructure software	1,413	447	966	216%	2,816	775	2,041	263%
IP licensing	16	30	(14)	(47)%	28	74	(46)	(62)%
Total net revenue	$5,517	$5,014	$503	10%	$11,306	$10,341	$965	9%

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
% of Net Revenue by Segment	May 5, 2019	May 6, 2018	May 5, 2019	May 6, 2018

Semiconductor solutions	74%	90%	75%	92%
Infrastructure software	26	9	25	7
IP licensing	—	1	—	1
Total net revenue	100%	100%	100%	100%
Fiscal quarter ended May 5, 2019 compared to corresponding prior year period. Net revenue from our semiconductor solutions segment decreased primarily due to lower demand for our wireless content in mobile handsets, as well as lower demand for our standard networking, server storage connectivity, optocoupler and broadband products. These decreases were partially offset by higher demand for our set-top box products. Net revenue from our infrastructure software segment increased primarily due to contributions from our CA mainframe and enterprise software products, as well as higher demand for our FC SAN products. Net revenue from our IP licensing segment decreased primarily due to lower IP licensing volume.
Two fiscal quarters ended May 5, 2019 compared to corresponding prior year period. Net revenue from our semiconductor solutions segment decreased primarily due to lower demand for our wireless content in mobile handsets, as well as lower demand for our server storage connectivity, optocoupler and broadband products. Additionally, in the first quarter of fiscal year 2018, we experienced a later than typical new mobile handset ramp with a major customer, which resulted in higher shipments in that quarter. These decreases were partially offset by higher demand in the first fiscal quarter for our standard networking and solid-state drive controller products. We expect the effects of export restrictions on one of our largest customers to adversely impact our revenue in the second half of fiscal year 2019. Net revenue from our infrastructure software segment increased primarily due to contributions from our CA mainframe and enterprise software products, as well as higher demand for our FC SAN products. Net revenue from our IP licensing segment decreased primarily due to lower IP licensing volume.
Gross Margin
Gross margin was $3,089 million for the fiscal quarter ended May 5, 2019 compared to $2,551 million for the fiscal quarter ended May 6, 2018. Gross margin was $6,297 million for the two fiscal quarters ended May 5, 2019 compared to $5,179 million for the two fiscal quarters ended May 6, 2018. As a percentage of net revenue, gross margin was 56% and 51% for the fiscal quarters ended May 5, 2019 and May 6, 2018, respectively, and 56% and 50% for the two fiscal quarters ended May 5, 2019 and May 6, 2018, respectively.
The increases in gross margin were primarily due to contributions from our CA mainframe and enterprise software products, favorable gross margin impact from our FC SAN products and favorable product mix within our semiconductor solutions segment. These increases were partially offset by higher amortization of acquisition-related intangible assets as a result of the CA Merger. The increase in gross margin for the two fiscal quarters ended May 5, 2019 was also partially offset by higher restructuring charges as a result of the CA Merger.
Research and Development Expense
Research and development expense increased $215 million, or 23%, and $423 million, or 23%, for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively, compared to the prior year fiscal periods. These increases were primarily due to the acquisition of CA and higher stock-based compensation expense. The increases in stock-based compensation expense were primarily due to the issuance of multi-year equity grants of time- and market-based restricted stock units (the “Multi-Year Equity Awards”) in the first quarter of fiscal year 2019 and assumed CA equity awards. Our stock-based compensation expense for the fiscal year 2019 periods included employee equity awards with higher grant-date fair values than those in the corresponding fiscal year 2018 periods, which also contributed to the increase.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $125 million, or 43%, and $305 million, or 52%, for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively, compared to the prior year fiscal periods. These increases were primarily due to the acquisition of CA and stock-based compensation expense. The increases in stock-based compensation expense were primarily due to the issuance of the Multi-Year Equity Awards and assumed CA equity awards. Our stock-based compensation expense for the fiscal year 2019 periods included employee equity awards with higher grant-date fair values than those in the corresponding fiscal year 2018 periods, which also contributed to the increase.

Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses increased $406 million and $543 million for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively, compared to the prior year fiscal periods. The increases were primarily due to amortization of intangible assets acquired in the CA Merger.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses increased $23 million and $466 million for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively, compared to the prior year fiscal periods. The increases were primarily due to employee termination costs, as well as lease and other exit costs resulting from the CA Merger. We expect to incur additional restructuring charges in future periods as a result of the CA Merger. See Note 12. “Restructuring, Impairment and Disposal Charges” in Part I, Item 1 of this Form 10-Q for more details.
Segment Operating Results

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Operating Income (Loss) by Segment	May 5, 2019	May 6, 2018	$ Change	% Change	May 5, 2019	May 6, 2018	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$1,900	$2,127	$(227)	(11)%	$3,937	$4,452	$(515)	(12)%
Infrastructure software	1,050	310	740	239%	2,070	526	1,544	294%
IP licensing	(1)	15	(16)	(107)%	(6)	41	(47)	(115)%
Unallocated expenses	(1,979)	(1,251)	(728)	58%	(4,476)	(2,875)	(1,601)	56%
Total operating income	$970	$1,201	$(231)	(19)%	$1,525	$2,144	$(619)	(29)%
Fiscal quarter ended May 5, 2019 compared to corresponding prior year period. Operating income from our semiconductor solutions segment decreased primarily due to lower demand in our wireless content in mobile handsets, as well as lower demand for our server storage connectivity, standard networking and optocoupler products. These decreases were partially offset by higher demand for our set-top box products. Operating income from our infrastructure software segment increased primarily due to contributions from our CA mainframe and enterprise software products, as well as an increase in demand for our FC SAN products. Operating loss from our IP licensing segment was primarily due to lower IP licensing volume.
Two fiscal quarters ended May 5, 2019 compared to corresponding prior year period. Operating income from our semiconductor solutions segment decreased primarily due to lower demand in our wireless content in mobile handsets, as well as lower demand for our server storage connectivity, optocoupler and broadband products. Additionally, in the first quarter of fiscal year 2018, we experienced a later than typical new mobile handset ramp with a major customer, which resulted in higher shipments in that quarter. These decreases were partially offset by higher demand in the first fiscal quarter for our standard networking and solid-state drive products. Operating income from our infrastructure software segment increased primarily due to contributions from our CA mainframe and enterprise software products, as well as an increase in demand for our FC SAN products. Operating loss from our IP licensing segment was primarily due to lower IP licensing volume.
Unallocated expenses include amortization of acquisition-related intangible assets; restructuring, impairment and disposal charges; stock-based compensation expense; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 58% and 56% for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher amortization of acquisition-related intangible assets, stock-based compensation expense and restructuring, impairment and disposal charges. These increases were primarily due to the CA Merger and the issuance of the Multi-Year Equity Awards.
Non-Operating Income and Expenses
Interest expense. Interest expense was $376 million and $721 million for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively, compared to $148 million and $331 million for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively. These increases were primarily due to interest on the debt we incurred to finance the CA Merger in the first quarter of fiscal year 2019, as well as expenses incurred related to debt modification in the second quarter of fiscal year 2019.
Other income, net. Other income, net includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net was $63 million and $131 million for the fiscal quarter and two fiscal quarters ended May 5, 2019 compared to $46 million and $81 million for the fiscal quarter and two fiscal quarters ended May 6, 2018. These increases were primarily due to increases in unrealized gains on investments.
Benefit from income taxes. For the fiscal quarter and two fiscal quarters ended May 5, 2019, our benefit from income taxes was $36 million and $239 million, respectively, compared to a benefit from income taxes of $2,637 million and $8,423 million for the fiscal quarter and two fiscal quarters ended May 6, 2018, respectively. The decreases were primarily due to tax effects of a change in law, resulting from the enactment of the U.S. Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) in the prior year fiscal periods.
The benefit from income taxes for the fiscal quarter and two fiscal quarters ended May 5, 2019, was primarily due to excess tax benefits from stock-based awards that vested or were exercised during the period. The current year fiscal periods also include the impact of several provisions of the 2017 Tax Reform Act that take effect for us for the first time in fiscal year 2019, including a new minimum tax on certain foreign earnings, known as Global Intangible Low-taxed Income (“GILTI”), a new incentive for foreign-derived intangible income, changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. We have elected to account for GILTI as a period cost rather than on a deferred basis.
Additionally, for the two fiscal quarters ended May 5, 2019, our benefit from income taxes was due to recognition of gross uncertain tax benefits as a result of audit settlements, lapses of statutes of limitations and a partial release of our valuation allowance resulting from the CA Merger.
The benefit from income taxes for the corresponding prior year fiscal periods was principally a result of provisional income tax benefits realized from the enactment of the 2017 Tax Reform Act, signed into law on December 22, 2017. The 2017 Tax Reform Act made significant changes to the U.S. Internal Revenue Code, including, but not limited to, a decrease in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and the transition tax on the mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations as of December 31, 2017.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of May 5, 2019 consisted of: (i) $5,328 million in cash and cash equivalents, (ii) cash we expect to generate from operations, (iii) available capacity under our $5 billion revolving credit facility (the “Revolving Facility”), and (iv) available capacity under our $2 billion commercial paper program. In addition, we may also generate cash from the sale of assets from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) stock repurchases, if any, (v) cash dividend payments (if and when declared by our Board of Directors), (vi) interest and principal payments related to outstanding indebtedness and (vii) payment of income taxes, including taxes resulting from the intercompany transfer of IP. Beginning in April 2018, we settle withholding tax amounts due upon vesting of compensatory equity awards using cash on hand, and withhold from the grant recipient that number of shares having a value equivalent to the withholding tax amount (“Tax Shares”). This net settlement method reduces the dilutive effects of such awards as they vest. Previously, Tax Shares were issued and mandatorily sold into the market, and the cash proceeds were used to pay such withholding tax amounts. This change results in an increased use of our cash as our outstanding equity awards vest. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
We expect our capital expenditures for fiscal year 2019 will be lower than fiscal year 2018. We believe that our cash and cash equivalents on hand and cash flows from operations, combined with current borrowing availability under the Revolving Facility and our commercial paper program, will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.
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
Working Capital
Working capital decreased to $2,174 million at May 5, 2019 from $6,769 million at November 4, 2018. The decrease was attributable to the following:

•	Current portion of long-term debt increased by $3,537 million due to certain debt instruments becoming due within the next twelve months.

•
Other current liabilities increased to $3,729 million at May 5, 2019 from $812 million at November 4, 2018, primarily due to liabilities assumed in the CA Merger and increases in contract liabilities from adoption of Accounting Standard Codification Topic 606 (“Topic 606”), notional pooling liabilities, restructuring reserves, and interest payable.

•	Inventory decreased to $1,034 million at May 5, 2019 from $1,124 million at November 4, 2018 primarily due to consumption to support customer shipments.
These decreases in working capital were offset in part by the following:

•
Cash and cash equivalents increased to $5,328 million at May 5, 2019 from $4,292 million at November 4, 2018, primarily due to $30,368 million in proceeds from borrowings, $4,799 million in net cash provided by operating activities and $957 million in proceeds from the sale of Veracode, partially offset by $16,027 million paid for the CA Merger, $12 billion of debt repayments, $4,266 million of common stock repurchases and $2,124 million of dividend payments.

•
Other current assets increased to $831 million at May 5, 2019 from $366 million at November 4, 2018, primarily due to assets acquired in the CA Merger and increases in taxes receivable, other receivables and contract assets from Topic 606 adoption.

•	Accounts receivable increased to $3,484 million at May 5, 2019 from $3,325 million at November 4, 2018 primarily due to revenue linearity and an increase due to the CA Merger.

•
Employee compensation and benefits liabilities decreased to $478 million at May 5, 2019 from $715 million at November 4, 2018 primarily due to the timing of employee bonus plan payments, partially offset by increases attributable to the CA Merger.

Working capital decreased to $10,350 million at May 6, 2018 from $13,294 million at October 29, 2017. The decrease was attributable to the following:

•
Our cash and cash equivalents decreased to $8,187 million at May 6, 2018 from $11,204 million at October 29, 2017, due to $4,786 million paid primarily for the acquisition of Brocade Communications Systems, Inc. (“Brocade”), $1,521 million of dividend and distribution payments and $856 million of debt repayments, partially offset by $3,998 million in net cash provided by operating activities and $782 million in proceeds from sales of businesses.

•	Other current assets decreased to $303 million at May 6, 2018 from $724 million at October 29, 2017, primarily due to a utilization of prepaid taxes and collections of other receivables.

•	Inventory decreased to $1,235 million at May 6, 2018 from $1,447 million at October 29, 2017, primarily due to the timing of a major customer's new handset ramp.
These decreases in working capital were offset in part by the following:

•
Employee compensation and benefits liabilities decreased to $417 million at May 6, 2018 from $626 million at October 29, 2017, primarily due to timing of employee bonus plan payments, partially offset by increases due to the acquisition of Brocade.

•
Accounts payable decreased to $836 million at May 6, 2018 from $1,105 million at October 29, 2017, primarily due to the timing of vendor payments, partially offset by increases due to the acquisition of Brocade.

•	Accounts receivable increased to $2,749 million at May 6, 2018 from $2,448 million at October 29, 2017, primarily due to revenue linearity and an increase due to the acquisition of Brocade.

Capital Returns
In April 2018, our Board of Directors authorized the repurchase of up to $12 billion of our common stock from time to time on or prior to November 3, 2019, the end of our fiscal year 2019. On December 5, 2018, our Board of Directors authorized an increase to the stock repurchase program to a total of $18 billion of our common stock on or prior to the end of our fiscal year 2019.
During the two fiscal quarters ended May 5, 2019, we repurchased and retired approximately 17 million shares of our common stock at a weighted average price of $253.32 under this stock repurchase program. As of May 5, 2019, $6,476 million of the current authorization remained available under our stock repurchase program.
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

	Two Fiscal Quarters Ended
	May 5, 2019	May 6, 2018

	(In millions, except per share data)
Cash dividends and distributions declared and paid per share/unit	$5.30	$3.50
Cash dividends and distributions paid	$2,124	$1,521
Stock repurchases	$4,266	$347
In addition, during the two fiscal quarters ended May 5, 2019, we paid $577 million in employee withholding taxes due upon the vesting of, and related to net settled equity awards. We withheld approximately 2 million shares from employees in connection with such net share settlement.
Cash Flows

	Two Fiscal Quarters Ended
	May 5, 2019	May 6, 2018

	(In millions)
Net cash provided by operating activities	$4,799	$3,998
Net cash used in investing activities	(15,299)	(4,382)
Net cash provided by (used in) financing activities	11,536	(2,633)
Net change in cash and cash equivalents	$1,036	$(3,017)
Operating Activities
Cash provided by operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. The $801 million increase in cash provided by operations during the two fiscal quarters ended May 5, 2019 compared to the two fiscal quarters ended May 6, 2018 was due to the impact of net income and changes in assets and liabilities, partially offset by adjustments for non-cash items. Net income in each period reflects significant non-cash benefits from income taxes. For the two fiscal quarters ended May 5, 2019, the non-cash income tax benefit of $473 million principally resulted from the recognition of uncertain tax benefits due to audit settlements and lapses of statutes of limitations as well as the release of a portion of our valuation allowance as a result of the CA Merger. The non-cash income tax benefit for the two fiscal quarters ended May 6, 2018 principally resulted from the enactment of the 2017 Tax Reform Act. These non-cash benefits are included in the deferred taxes and other non-cash taxes line in the condensed consolidated statement of cash flows. Other non-cash adjustments to net income during the two fiscal quarters ended May 5, 2019, as compared to the two fiscal quarters ended May 6, 2018, primarily included increases in amortization of intangible assets, stock-based compensation and restructuring charges. In addition, cash provided by operating activities in each period was affected by changes in working capital, as discussed above.
Investing Activities
Cash used in investing activities primarily consisted of cash used for acquisitions, capital expenditures and investments, partially offset by proceeds from sales of businesses and assets. The $10,917 million increase in cash used in investing activities during the two fiscal quarters ended May 5, 2019 compared to the two fiscal quarters ended May 6, 2018 was primarily related to $16,027 million paid for the CA Merger in the two fiscal quarters ended May 5, 2019 compared to $4,786 million paid for the acquisition of Brocade in the two fiscal quarters ended May 6, 2018, partially offset by a decrease of $185 million in capital expenditures and an increase of $175 million in proceeds from sales of businesses.
Financing Activities
Cash from financing activities primarily consisted of net proceeds and payments related to our long-term-debt, dividend and distribution payments, stock repurchases, and the issuance of common stock pursuant to our employee equity incentive award plans. The $14,169 million increase in cash provided by financing activities during the two fiscal quarters ended May 5, 2019 compared to the two fiscal quarters ended May 6, 2018 was primarily due to an increase of $19,224 million in net proceeds from borrowings, partially offset by an increase of $4,494 million in common stock repurchases and an increase of $603 million of dividend payments.
Indebtedness
See Note 7. “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information related to our indebtedness.
Contractual Commitments
See Note 11. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at May 5, 2019 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
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
Interest Rate Risk
At May 5, 2019, we had a principal balance of $6 billion for our outstanding 2019 Term Loan, which is subject to a floating interest rate. A 1% change in the interest rate would affect interest expense on our 2019 Term Loan by approximately $61 million over the next 12 months.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of May 5, 2019. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of May 5, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
As noted above, Broadcom is the successor to Broadcom-Singapore. Following the Redomiciliation Transaction, after the close of market trading on April 4, 2018, Broadcom-Singapore became an indirect wholly-owned subsidiary of Broadcom.
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
We are dependent on a small number of end customers, original equipment manufacturers (“OEMs”), their respective contract manufacturers, and certain distributors for a majority of our business, revenue and results of operations. For the two fiscal quarters ended May 5, 2019, sales to distributors accounted for 45% of our net revenue. Direct sales to WT Microelectronics and Tech Data Corporation accounted for 14% and 10%, respectively, of our net revenue for the two fiscal quarters ended May 5, 2019. We believe our aggregate sales to our top five end customers, through all channels, accounted for approximately 32% and 36% of our net revenue for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 13% and 17% of our net revenue for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
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
We utilize Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) to produce the substantial majority of our semiconductor wafers. TSMC manufactured approximately 85% of the wafers manufactured by our contract manufacturers during the two fiscal quarters ended May 5, 2019. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could harm our business, results of operations and gross margin.
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
The completion of the CA Merger was a key step in strategically developing our business from being predominately a semiconductor solutions provider to being a broad-based infrastructure technology provider focused on mission critical technology. As part of this development, we have changed the CA business strategy to focus on renewing contracts for mission critical software with existing core clients, and expanding the adoption of other existing CA offerings with these clients. We believe our success with the CA business is dependent on this strategy. If CA products are not as critical to customers as we believe, or if CA customers do not accept this change in strategy, such customers may elect not to renew their subscriptions for CA products and the investments we have made or may make to implement this strategy may be of no or limited value, we may lose customers, our financial results may be adversely affected and our stock price may suffer.
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

If we do not successfully manage these and related issues and challenges, we may not achieve the anticipated benefits of the CA Merger and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. For example, goodwill and other intangible assets could be determined to be impaired, which could adversely impact our financial results. The successful integration of the CA business and the implementation of changes in CA’s business strategy described above will continue to require significant management attention and may divert management’s attention from our business and operational issues and opportunities.
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
Any acquisitions we may undertake involve risks and uncertainties, such as unexpected delays, challenges and related expenses, and diversion of management’s attention. For example, regulatory approvals required in connection with an acquisition, such as those from the U.S. Department of Justice, the U.S. Federal Trade Commission (“FTC”), the China State Administration for Market Regulation or the European Commission Directorate-General for Competition, may take longer than anticipated to obtain, may not be obtained at all or may contain materially burdensome conditions. If any conditions or changes to the structure of an acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of such acquisition or reducing our anticipated benefits of the transaction. If we agree to any material conditions in order to obtain any such approvals or if we fail to comply with any such conditions, our business and results of operations may be adversely affected. If we fail to complete an acquisition, our stock price could fall to the extent the price reflects an assumption that such acquisition will be completed, and we may incur significant unrecoverable costs. Further, the failure to consummate an acquisition may result in negative publicity and adversely impact our relationships with our customers, vendors and employees. We may become subject to legal proceedings relating to the acquisition and the integration of acquired businesses may not be successful. The integration of an acquired business involves significant challenges, including, among others: potential disruption of our business, diversion of management’s attention from daily operations and the pursuit of other opportunities; incurring significant restructuring charges and amortization expense, assuming liabilities and ongoing lawsuits, potential impairment of acquired goodwill and other intangible assets, and increasing our expenses and working capital requirements; and implementing our management information systems, operating systems and internal controls for the acquired operations. In addition, our due diligence process may fail to identify significant issues with the acquired company’s products, financial disclosures, accounting practices, legal, tax and other contingencies, compliance with local laws and regulations (and interpretations thereof) in multiple international jurisdictions, as well as compliance with U.S. laws and regulations. These difficulties may be complicated by factors such as the size of the business or entity acquired, geographic and cultural differences, lack of experience operating in the industry or geographic markets of the acquired business, potential loss of key employees and customers, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business’ technology, exposure to unanticipated liabilities of the acquired business, insufficient revenue to offset increased expenses associated with the acquisition, adverse tax consequences and our potential inability to achieve the growth prospects or synergies expected from any such acquisition.
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
A general slowdown in the global economy or in a particular region or industry, an increase in trade tensions with U.S. trading partners or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. In recent periods, investor and customer concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt. An escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions and increased tariffs that harm our ability to participate in Chinese markets or compete effectively with Chinese companies. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade. Such events may also cause our customers and consumers to reduce, delay or forgo technology spending, could lead to the insolvency or consolidation of key suppliers and customers, and could intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.
Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to cease the manufacture and distribution of certain products, and we could be subject to civil or criminal penalties.
Our business is subject to various international laws and other legal requirements, including packaging, product content, labor and import/export regulations, such as the U.S. Export Administration Regulations, and many of our semiconductor products are regulated or sold into regulated industries. These laws and regulations are complex, change frequently, have generally become more stringent over time and may intensify under the current U.S. administration, especially in light of recent trade tensions with China. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. For example, on May 15, 2019, the U.S. Department of Commerce added Huawei Technologies Co. Ltd., one of our customers, to its “Entity List” and placed certain export restrictions on Huawei and its suppliers, which required us to suspend certain sales to Huawei during the pendency of such restrictions and which is expected to have a corresponding adverse effect on our revenue.
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
Our products and operations are also subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies, such as the FTC. If we fail to adequately address any of these rules or regulations, our business could be harmed.

Failure to adjust our manufacturing and supply chain to accurately meet customer demand could adversely affect our results of operations.
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
We sell many of our semiconductor products through distributors who maintain their own inventory of our products for sale to dealers and end customers. Sales to distributors accounted for 45% of our net revenue in the two fiscal quarters ended May 5, 2019. If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter or if they decide to decrease their inventories for any reason, our sales to these distributors and our revenue may decline. We also face the risk that our distributors may increase inventory levels of our products in any particular quarter in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end customer demand, which would harm our business and could adversely affect our revenue in such subsequent periods. We have streamlined the number of distributors we use, making us increasingly dependent on our remaining distributors, which may exacerbate the foregoing risks and increase our related credit risk.
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
A majority of our products are produced and sourced internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of May 5, 2019, approximately 50% of our employees are located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
We may be involved in legal proceedings, including IP, anti-competition and securities litigation, employee-related claims and regulatory investigations, which could, among other things, divert efforts of management and result in significant expense and loss of our IP rights.
We are often involved in legal proceedings, including cases involving our IP rights and those of others, anti-competition and commercial matters, acquisition-related suits, securities class action suits, employee-related claims and other actions. Some of these actions may seek injunctive relief, including injunctions or exclusion orders against the sale of our products and substantial monetary damages, which if granted or awarded could materially harm our business, financial condition and results of operations. From time to time, we may also be involved or required to participate in regulatory investigations or inquiries, such as the ongoing inquiries by the FTC and the European Commission into certain of our contracting practices, which may evolve into legal or other administrative proceedings. Litigation or settlement of such actions, regardless of their merit, or involvement in regulatory investigations or inquiries, can be complex, can extend for a protracted period of time, can divert the efforts and attention of our management and technical personnel, and is frequently costly, with the related expenditures unpredictable. An unfavorable resolution of a governmental investigation may include, among others, fines or other orders to disgorge profits or make other payments, and/or the issuance of orders to cease certain conduct and/or modify our contracting practices, any or all of which could materially adversely affect our reputation and our business, financial condition and results of operations.
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
Our manufacturing processes rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our semiconductor materials, components and finished goods used in our products from a few materials providers, some of which are single source suppliers. During the two fiscal quarters ended May 5, 2019, we purchased approximately two-thirds of the materials for our manufacturing processes from 5 materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our materials providers. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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

•	new product announcements and introductions by us or our competitors;

•	seasonality or other fluctuations in our markets;

•	IP disputes and associated litigation expense;

•	timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;

•	significant warranty claims, including those not covered by our suppliers or our insurers;

•	availability and cost of raw materials and components from our suppliers;

•	timing of any regulatory changes, particularly with respect to trade sanctions and customs duties and tariffs, and tax reform;

•	fluctuations in currency exchange and interest rates;

•	changes in taxation of international businesses, which could increase our overall cash tax costs;

•	changes in our tax structure or incentive arrangements, which may adversely affect our net tax expense and our cash flow in any quarter in which such an event occurs;

•	loss of key personnel or the shortage of available skilled workers; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.
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
We compete with integrated device manufacturers and fabless semiconductor companies, as well as the internal resources of large, integrated OEMs. Because our products are often building block semiconductors, providing functions that in some cases can be integrated into more complex integrated circuits (“ICs”), we also face competition from manufacturers of ICs, as well as customers that may develop their own IC products. Our competitors in these markets range from large, international companies offering a wide range of semiconductor products and devices to smaller companies specializing in niche markets and new technologies.
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
The actions of our competitors, in the areas of pricing and product bundling in particular, could have a substantial adverse impact on us. Further, competitors may leverage their IP or other proprietary information, including interface or interoperability information, in new and emerging technologies and platforms that may inhibit our ability to compete effectively. If we are unable to compete successfully, we may lose market share for our products or incur significant reduction in our gross margins, either of which could have a material adverse effect on our business and results of operations.

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
Certain of our software products are intended to manage and secure IT infrastructures and environments, and as a result, we expect these products to be ongoing targets of cybersecurity attacks. Open source code or other third-party software used in our infrastructure and products could also be targeted. Additionally, we use third-party data centers, including for part of our SaaS business, which may also be subject to hacking incidents. Although we continually seek to improve our countermeasures to prevent such incidents, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on us and our customers. Cybersecurity attacks could require significant expenditures of our capital and diversion of our resources. Additionally, efforts by malicious cyber actors or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. A successful cybersecurity attack involving our products and IT infrastructure could also negatively impact the market perception of their effectiveness.
Any theft or misuse of confidential, personally identifiable or proprietary information could disrupt our business and result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations (such as the General Data Protection Regulation), any of which could have a material adverse effect on our business, profitability and financial condition. Since the techniques used to obtain unauthorized access to systems or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates and judgments that we use in applying those standards in our accounting policies. New standards, changes to existing standards and changes in their interpretation, have required and, in the future, may require us to change our accounting policies and procedures, or implement new or enhance existing systems. For example, Topic 606 became effective for us starting with fiscal year 2019. In connection with the CA Merger and our changes to CA’s business strategy, including our adoption of a policy that allows customers to terminate their CA software contracts for convenience, we have been required to establish revenue recognition accounting policies and procedures under Topic 606 that we believe are appropriate for the business as we intend to conduct it. While we believe our policies and procedures are reasonable and appropriate, they are based on methods, estimates and judgments that are subject to risks, uncertainties, assumptions and changes that could adversely affect our reported financial position and financial results.
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
Our operations are currently structured to benefit from the various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, our principal tax incentive from the Singapore Economic Development Board, an agency of the Government of Singapore, provides that any qualifying income we earn in Singapore is subject to a tax incentive or reduced rates of Singapore income tax. Absent this tax incentive, the corporate income tax rate that would otherwise apply to our Singapore taxable income would be 17%. This Singapore tax incentive is expected to expire in November 2025, subject to potential extensions, which we may or may not be able to obtain, and any subsequent changes in incentive scope or legislative developments. We also have a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028. The tax incentives and tax holiday that we have obtained are also subject to our compliance with various operating and other conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy in order to keep the incentive, which may not be as beneficial to us as the present structure or tax strategy. Our tax incentives and tax holiday increased the benefit from income taxes by approximately $590 million in the aggregate and increased diluted net income per share by $1.37 for fiscal year 2018.
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
Although Broadcom-Singapore is a Singapore entity, the Internal Revenue Service (“IRS”) may assert that following our acquisition of BRCM, Broadcom-Singapore should have been treated as a U.S. corporation for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”). If the IRS were to determine that under Section 7874 of the Code, the former shareholders of BRCM held at least 60% of the vote or value of the ordinary shares of Broadcom-Singapore immediately after our acquisition of BRCM, such percentage referred to as the “Section 7874 Percentage”, Broadcom-Singapore would be treated as a “surrogate foreign corporation” and several limitations could then apply to BRCM. For example, BRCM would be prohibited from using its net operating losses, foreign tax credits or other tax attributes to offset the income or gain recognized by reason of the transfer of property to a foreign related person during the 10-year period following our acquisition of BRCM or any income received or accrued during such period by reason of a license of any property by BRCM to a foreign related person. Moreover, in such case, Section 4985 of the Code and rules related thereto would impose an excise tax on the value of certain stock compensation held directly or indirectly by certain BRCM “disqualified individuals” (including former officers and directors of BRCM) at a rate equal to 15%, but only if a gain is otherwise recognized by BRCM former shareholders as a result of our acquisition of BRCM. If the IRS were to determine the Section 7874 Percentage was 80% or more, then Broadcom-Singapore would be treated as a U.S. corporation for U.S. federal income tax purposes.
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
As of May 5, 2019, our indebtedness under the 2017 Senior Notes, the 2019 Senior Notes and the Assumed CA Senior Notes was $17,550 million, $11,000 million and $2,250 million, respectively. In addition, $6,000 million was outstanding under the 2019 Term Loans, which we refinanced in May 2019 with proceeds from our new term facilities. We expect to maintain heightened levels of indebtedness going forward, in part due to our ongoing dividend and stock buy-back programs.
Our substantial indebtedness could have important consequences including:

•	increasing our vulnerability to adverse general economic and industry conditions;

•	exposing us to interest rate risk due to our variable rate term facilities, which we do not typically hedge against;

•	limiting our flexibility in planning for, or reacting to, changes in the economy and the semiconductor industry;

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness;

•	making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes; and

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
We receive debt ratings from the major credit rating agencies in the U.S. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. While we are focused on maintaining investment grade ratings from these agencies, we may be unable to do so. Any downgrade in our credit rating or the ratings of our indebtedness, or adverse conditions in the debt capital markets, could:

•	adversely affect the trading price of, or market for, our debt securities;

•	increase interest expense under our term facilities;

•	increase the cost of, and adversely affect our ability to refinance, our existing debt; and

•	adversely affect our ability to raise additional debt.
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
The trading price of our common stock has, at times, fluctuated significantly and could be subject to wide fluctuations in response to any of the risk factors listed in this “Risk Factors” section, and others, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	issuance of new or updated research or other reports by securities analysts;

•	fluctuations in the valuation and results of operations of our significant customers as well as companies perceived by investors to be comparable to us;

•	announcements of proposed acquisitions by us or our competitors;

•	announcements of, or expectations of additional debt or equity financing transactions;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;

•	changes in our dividend or stock repurchase policies;

•	announcement or imposition of restrictive governmental actions, such as import/export restrictions, duties and quotas, trade sanctions or customs duties and tariffs that may affect our business; and

•	unsubstantiated news reports or other inaccurate publicity regarding us or our business.
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
As of March 31, 2019, we believe 12 of our 20 largest stockholders were active institutional investors who held approximately 33% of our outstanding shares of common stock in the aggregate, with Capital World Investors being our largest stockholder with approximately 11% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
There can be no assurance that we will continue to declare cash dividends.
Our Board of Directors has adopted a dividend policy pursuant to which we currently pay a cash dividend on our common stock on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our Board of Directors and our dividend may be discontinued or reduced at any time. There can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all.
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
On December 5, 2018, our Board of Directors authorized an increase to our previously authorized $12 billion stock repurchase program to a total of $18 billion. This authorization covers repurchases through November 3, 2019, the end of our fiscal year 2019.
The following table presents details of our various repurchases during the fiscal quarter ended May 5, 2019:

Period	Total Number of Shares Purchased (a)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan

	(In millions, except per share data)
February 4, 2019 — March 3, 2019	1	$272.33	1	$7,098
March 4, 2019 — March 31, 2019	2	$289.94	2	$6,477
April 1, 2019 — May 5, 2019 (b)	—	$299.89	—	$6,476
Total	3	$285.30	3
________________________________
(a) We also paid approximately $500 million in employee withholding taxes due upon the vesting of, and related to net settled equity awards. We withheld approximately 2 million shares of common stock from employees in connection with such net share settlement at an average price of $289.85 per share. These shares may be deemed to be “issuer purchases” of shares and are not included in this table.
(b) Shares repurchased were less than 0.5 million shares.
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
4.2
Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the Company, Broadcom Cayman L.P., and BC Luxembourg S.à r.l., as guarantors, and Wilmington Trust, National Association, as trustee.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.3	Supplement Indenture to the January 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	April 9, 2018
4.4	Second Supplement Indenture to the January 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	January 25, 2019
4.5	Form of 2.375% Senior Note due 2020 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.6	Form of 3.000% Senior Note due 2022 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.7	Form of 3.625% Senior Note due 2024 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.8	Form of 3.875% Senior Note due 2027 (included in Exhibit 4.2).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.9	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the Company and Broadcom Cayman L.P., as guarantors, and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.10	Supplemental Indenture to October 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	April 9, 2018
4.11	Second Supplemental Indenture to October 2017 Indenture, dates as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	January 25, 2019
4.12	Form of 2.200% Senior Note due 2021 (included in Exhibit 4.9).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.13	Form of 2.650% Senior Note due 2023 (included in Exhibit 4.9).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.14	Form of 3.125% Senior Note due 2025 (included in Exhibit 4.9).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.15	Form of 3.500% Senior Note due 2028 (included in Exhibit 4.9).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.16
Indenture, dated as of April 5, 2019, by and among the Company, as Issuer, Broadcom Technologies Inc., Broadcom Corporation and Broadcom Cayman Finance Limited (the “2019 Guarantors”), and Wilmington Trust, National Association, as trustee.
		Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 5, 2019
4.17	Form of 3.125% Senior Notes due 2021 (included in Exhibit 4.16).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 5, 2019
4.18	Form of 3.125% Senior Notes due 2022 (included in Exhibit 4.16).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 5, 2019
4.19	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.16).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 5, 2019
4.20	Form of 4.250% Senior Notes due 2026 (included in Exhibit 4.16).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 5, 2019
4.21	Form of 4.750% Senior Notes due 2029 (included in Exhibit 4.16).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 5, 2019
4.22
Registration Rights Agreement, dated as of April 5, 2019, by and among the Company, the 2019 Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several initial purchasers of the 2019 Senior Notes.
		Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 5, 2019
10.1	Credit Agreement, dated as of May 7, 2019, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as administrative agent.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	May 7, 2019
10.2+	Policy on Acceleration of Executive Staff Equity Awards in the Event of Permanent Disability.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 333-222898)	March 15, 2019
10.3+	Policy on Acceleration of Equity Awards in the Event of Death.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 333-222898)	March 15, 2019
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

101.SCH	XBRL Schema Document			X

101.CAL	XBRL Calculation Linkbase Document			X

101.DEF	XBRL Definition Linkbase Document			X

101.LAB	XBRL Labels Linkbase Document			X

101.PRE	XBRL Presentation Linkbase Document			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
+	Indicates a management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Thomas H. Krause, Jr.
Thomas H. Krause, Jr.
Chief Financial Officer
Date: June 14, 2019