Form 10-Q
period 2019-08-04
Broadcom Inc.
filed 2019-09-13
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2019
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

As of August 30, 2019, there were 396,670,773 shares of our common stock, $0.001 par value per share, outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 4, 2019

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	August 4, 2019	November 4, 2018

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$5,462	$4,292
Trade accounts receivable, net	3,539	3,325
Inventory	1,091	1,124
Other current assets	806	366
Total current assets	10,898	9,107
Long-term assets:
Property, plant and equipment, net	2,611	2,635
Goodwill	36,686	26,913
Intangible assets, net	18,879	10,762
Other long-term assets	693	707
Total assets	$69,767	$50,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$996	$811
Employee compensation and benefits	575	715
Current portion of long-term debt	3,537	—
Other current liabilities	3,174	812
Total current liabilities	8,282	2,338
Long-term liabilities:
Long-term debt	34,028	17,493
Other long-term liabilities	5,954	3,636
Total liabilities	48,264	23,467
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; no shares issued or outstanding as of August 4, 2019 or November 4, 2018	—	—
Common stock and additional paid-in capital, $0.001 par value; 2,900 shares authorized; 398 and 408 shares issued and outstanding as of August 4, 2019 and November 4, 2018, respectively	21,619	23,285
Retained earnings	—	3,487
Accumulated other comprehensive loss	(116)	(115)
Total stockholders’ equity	21,503	26,657
Total liabilities and stockholders’ equity	$69,767	$50,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018

	(In millions, except per share data)
Net revenue:
Products	$4,413	$4,783	$13,470	$14,640
Subscriptions and services	1,102	280	3,351	764
Total net revenue	5,515	5,063	16,821	15,404
Cost of revenue:
Cost of products sold	1,519	1,656	4,530	5,204
Cost of subscriptions and services	132	24	405	71
Purchase accounting effect on inventory	—	—	—	70
Amortization of acquisition-related intangible assets	828	762	2,487	2,242
Restructuring charges	2	2	68	19
Total cost of revenue	2,481	2,444	7,490	7,606
Gross margin	3,034	2,619	9,331	7,798
Research and development	1,235	959	3,519	2,820
Selling, general and administrative	410	234	1,300	819
Amortization of acquisition-related intangible assets	475	68	1,424	474
Restructuring, impairment and disposal charges	49	19	698	202
Total operating expenses	2,169	1,280	6,941	4,315
Operating income	865	1,339	2,390	3,483
Interest expense	(362)	(149)	(1,083)	(480)
Other income, net	41	39	172	120
Income from continuing operations before income taxes	544	1,229	1,479	3,123
Provision for (benefit from) income taxes	(171)	32	(410)	(8,391)
Income from continuing operations	715	1,197	1,889	11,514
Loss from discontinued operations, net of income taxes	—	(1)	(12)	(19)
Net income	715	1,196	1,877	11,495
Net income attributable to noncontrolling interest	—	—	—	351
Net income attributable to common stock	$715	$1,196	$1,877	$11,144

Basic income (loss) per share:
Income per share from continuing operations	$1.80	$2.78	$4.73	$26.58
Loss per share from discontinued operations	—	—	(0.03)	(0.05)
Net income per share	$1.80	$2.78	$4.70	$26.53

Diluted income (loss) per share:
Income per share from continuing operations	$1.71	$2.71	$4.50	$25.78
Loss per share from discontinued operations	—	—	(0.03)	(0.04)
Net income per share	$1.71	$2.71	$4.47	$25.74

Weighted-average shares:
Basic	398	430	399	420
Diluted	418	441	420	433
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018

	(In millions)
Net income	$715	$1,196	$1,877	$11,495
Other comprehensive income, net of tax:
Change in actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	—	—	1
Other comprehensive income	—	—	—	1
Comprehensive income	715	1,196	1,877	11,496
Comprehensive income attributable to noncontrolling interest	—	—	—	351
Comprehensive income attributable to common stock	$715	$1,196	$1,877	$11,145
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Fiscal Quarters Ended
	August 4, 2019	August 5, 2018

	(In millions)
Cash flows from operating activities:
Net income	$1,877	$11,495
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	3,930	2,730
Depreciation	426	383
Stock-based compensation	1,641	910
Deferred taxes and other non-cash taxes	(708)	(8,512)
Non-cash restructuring, impairment and disposal charges	113	13
Non-cash interest expense	50	18
Other	(81)	22
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	201	(340)
Inventory	33	325
Accounts payable	105	(353)
Employee compensation and benefits	(360)	(87)
Contributions to defined benefit pension plans	—	(130)
Other current assets and current liabilities	115	206
Other long-term assets and long-term liabilities	(124)	(435)
Net cash provided by operating activities	7,218	6,245
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(16,033)	(4,793)
Proceeds from sales of businesses	957	782
Purchases of property, plant and equipment	(336)	(529)
Proceeds from disposals of property, plant and equipment	82	238
Purchases of investments	(5)	(249)
Proceeds from sales of investments	5	54
Other	(4)	(59)
Net cash used in investing activities	(15,334)	(4,556)
Cash flows from financing activities:
Proceeds from long-term borrowings	28,793	—
Repayment of debt	(12,000)	(856)
Payment of debt issuance costs	(46)	—
Other borrowings	1,345	—
Dividend and distribution payments	(3,181)	(2,275)
Repurchases of common stock - repurchase program	(5,002)	(5,725)
Shares repurchased for tax withholdings on vesting of equity awards	(818)	(35)
Issuance of common stock	194	153
Other	1	(19)
Net cash provided by (used in) financing activities	9,286	(8,757)
Net change in cash and cash equivalents	1,170	(7,068)
Cash and cash equivalents at beginning of period	4,292	11,204
Cash and cash equivalents at end of period	$5,462	$4,136
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC. CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — UNAUDITED Three Fiscal Quarters Ended August 4, 2019

	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

	(In millions)
Balance as of November 4, 2018	408	$23,285	$3,487	$(115)	$26,657
Net income	—	—	471	—	471
Cumulative effect of accounting changes	—	—	8	(1)	7
Fair value of partially vested equity awards assumed in connection with the acquisition of CA, Inc.	—	67	—	—	67
Cash dividends declared and paid to stockholders	—	—	(1,067)	—	(1,067)
Common stock issued	2	62	—	—	62
Stock-based compensation	—	540	—	—	540
Repurchases of common stock	(14)	(796)	(2,640)	—	(3,436)
Shares repurchased for tax withholdings on vesting of equity awards	—	(77)	—	—	(77)
Balance as of February 3, 2019	396	23,081	259	(116)	23,224
Net income	—	—	691	—	691
Cash dividends declared and paid to stockholders	—	(331)	(726)	—	(1,057)
Common stock issued	8	121	—	—	121
Stock-based compensation	—	544	—	—	544
Repurchases of common stock	(3)	(606)	(224)	—	(830)
Shares repurchased for tax withholdings on vesting of equity awards	(2)	(521)	—	—	(521)
Balance as of May 5, 2019	399	22,288	—	(116)	22,172
Net income	—	—	715	—	715
Cash dividends declared and paid to stockholders	—	(342)	(715)	—	(1,057)
Common stock issued	2	11	—	—	11
Stock-based compensation	—	632	—	—	632
Repurchases of common stock	(2)	(736)	—	—	(736)
Shares repurchased for tax withholdings on vesting of equity awards	(1)	(234)	—	—	(234)
Balance as of August 4, 2019	398	$21,619	$—	$(116)	$21,503
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC. CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — UNAUDITED Three Fiscal Quarters Ended August 5, 2018

	Preferred Stock		Common Stock and Additional Paid-in Capital		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Broadcom Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount

	(In millions)
Balance as of October 29, 2017	22	$—	409	$20,505	$(129)	$(91)	$20,285	$2,901	$23,186
Net income	—	—	—	—	6,230	—	6,230	336	6,566
Other comprehensive income	—	—	—	—	—	9	9	—	9
Cumulative effect of accounting changes	—	—	—	—	(252)	—	(252)	(14)	(266)
Fair value of partially vested equity awards assumed in connection with the acquisition of Brocade Communications Systems, Inc.	—	—	—	8	—	—	8	—	8
Cash dividends declared and paid to stockholders	—	—	—	—	(717)	—	(717)	—	(717)
Cash distribution declared and paid by Broadcom Cayman L.P. on exchangeable limited partnership units	—	—	—	—	—	—	—	(38)	(38)
Exchange of exchangeable limited partnership units for common stock	—	—	—	5	—	—	5	(5)	—
Common stock issued	—	—	1	34	—	—	34	—	34
Stock-based compensation	—	—	—	299	—	—	299	—	299
Balance as of February 4, 2018	22	—	410	20,851	5,132	(82)	25,901	3,180	29,081
Net income	—	—	—	—	3,718	—	3,718	15	3,733
Other comprehensive loss	—	—	—	—	—	(8)	(8)	—	(8)
Cumulative effect of accounting changes	—	—	—	—	15	(16)	(1)	1	—
Cash dividends declared and paid to stockholders	—	—	—	—	(727)	—	(727)	—	(727)
Cash distribution declared and paid by Broadcom Cayman L.P. on exchangeable limited partnership units	—	—	—	—	—	—	—	(39)	(39)
Exchange of exchangeable limited partnership units for common stock and redemption of preferred stock due to the Redomiciliation Transaction	(22)	—	22	3,157	—	—	3,157	(3,157)	—
Common stock issued	—	—	6	80	—	—	80	—	80
Stock-based compensation	—	—	—	296	—	—	296	—	296
Repurchases of common stock	—	—	(2)	(77)	(270)	—	(347)	—	(347)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	—	(2)	—	—	(2)	—	(2)
Balance as of May 6, 2018	—	—	436	24,305	7,868	(106)	32,067	—	32,067

BROADCOM INC. CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — UNAUDITED — Continued

	Preferred Stock		Common Stock and Additional Paid-in Capital		Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Broadcom Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount

	(In millions)
Net income	—	—	—	—	1,196	—	1,196	—	1,196
Cash dividends declared and paid to stockholders	—	—	—	—	(754)	—	(754)	—	(754)
Common stock issued	—	—	1	39	—	—	39	—	39
Stock-based compensation	—	—	—	315	—	—	315	—	315
Repurchases of common stock	—	—	(24)	(1,335)	(4,043)	—	(5,378)	—	(5,378)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	—	(33)	—	—	(33)	—	(33)
Balance as of August 5, 2018	—	$—	413	$23,291	$4,267	$(106)	$27,452	$—	$27,452
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
Broadcom Inc. (“Broadcom”), a Delaware corporation, is the successor to Broadcom Pte. Ltd. (formerly Broadcom Limited), a Singapore company (“Broadcom-Singapore”). On April 4, 2018, all Broadcom-Singapore outstanding ordinary shares were exchanged for newly issued shares of Broadcom common stock (the “Redomiciliation Transaction”). As a result, Broadcom-Singapore became a wholly-owned subsidiary of Broadcom. In addition, all outstanding exchangeable limited partnership units (“LP Units”) of Broadcom Cayman L.P. (the “Partnership”) were mandatorily exchanged (the “Mandatory Exchange”) for newly issued shares of Broadcom common stock and all limited partners of the Partnership became common stockholders of Broadcom eliminating their noncontrolling interest. Also, all related outstanding special preference shares of Broadcom-Singapore were automatically redeemed upon the Mandatory Exchange. We deregistered the Partnership and liquidated Broadcom-Singapore.
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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending November 3, 2019 (“fiscal year 2019”) is a 52-week fiscal year. The first quarter of our fiscal year 2019 ended on February 3, 2019, the second quarter ended on May 5, 2019 and the third quarter ended on August 4, 2019. Our fiscal year ended November 4, 2018 (“fiscal year 2018”) was a 53-week fiscal year, with the first fiscal quarter containing 14 weeks.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and our subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 4, 2018 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2018 as filed with the Securities and Exchange Commission (“SEC”). All intercompany transactions and balances have been eliminated in consolidation. The operating results for the fiscal quarter and three fiscal quarters ended August 4, 2019 are not necessarily indicative of the results that may be expected for fiscal year 2019, or for any other future period.

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
Reclassifications. Certain reclassifications have been made to the prior period condensed consolidated statements of operations and condensed consolidated statement of cash flows to conform to current period presentation. These reclassifications had no impact on previously reported net income or net cash activities.
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
In the first quarter of fiscal year 2019, we adopted the FASB guidance issued in January 2016 that changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance requires the remeasurement of equity investments not accounted for under the equity method to be measured at fair value and any changes in fair value recognized in net income. The guidance allows for election of a measurement alternative for equity securities without readily determinable fair values to be measured at cost less impairment, adjusted for observable price changes. We adopted this guidance using the modified retrospective method for our marketable equity securities and a prospective approach for non-marketable equity securities using the measurement alternative. Upon adoption, we recognized an $8 million increase to retained earnings and a $1 million increase to accumulated other comprehensive loss. During the fiscal quarter and three fiscal quarters ended August 4, 2019, we also recognized $28 million and $95 million, respectively, of unrealized gains on equity securities within other income, net in our condensed consolidated statements of operations.
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
Recent Accounting Guidance Not Yet Adopted
In February 2016, the FASB issued guidance related to the accounting for leases, which principally requires a lessee to recognize lease assets and lease liabilities on the balance sheet for operating leases. This guidance will be effective for the first quarter of our fiscal year 2020. We will adopt this guidance using the optional transition method and will not restate comparative prior periods. We are finalizing the implementation of related systems, policies, processes and internal controls to comply with this guidance. Based on our lease portfolio as of August 4, 2019, we expect the adoption of the new leasing guidance to result in recognition of right-of-use assets and corresponding liabilities on our condensed consolidated balance sheet within a range of $500 million to $600 million, primarily related to real estate. However, the actual impact will depend on our lease portfolio as of the adoption date.
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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended August 4, 2019
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$506	$3,582	$325	$4,413
Subscriptions and services (a)	711	124	267	1,102
Total	$1,217	$3,706	$592	$5,515

	Three Fiscal Quarters Ended August 4, 2019
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,731	$10,674	$1,065	$13,470
Subscriptions and services (a)	2,276	339	736	3,351
Total	$4,007	$11,013	$1,801	$16,821
________________________________
(a) Subscriptions and services predominantly includes software licenses with termination for convenience clauses.

Contract Balances
Contract assets and contract liabilities balances for the periods indicated below were as follows:

	Contract Assets	Contract Liabilities

	(In millions)
Opening balance November 5, 2018 (a)	$18	$272

Closing balance August 4, 2019	$229	$2,269
________________________________
(a) We adopted Topic 606 immediately prior to the CA Merger. Accordingly, the opening balance does not include contract assets or contract liabilities associated with CA.
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements which may include termination for convenience provisions. The amount of revenue recognized during the three fiscal quarters ended August 4, 2019 that was included in the contract liabilities balance as of November 5, 2018 was $173 million.
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
Because the substantial majority of our customer contracts allow our customers to terminate for convenience or have an original duration of one year or less, the total amount of the transaction price allocated to remaining performance obligations as of August 4, 2019 was not significant. Since our customers generally do not exercise their termination for convenience rights and the majority of the contracts we execute for products, as well as subscription and services, have a duration of one year or less, our remaining performance obligations are not indicative of revenue for future periods.
Contract Costs
We have applied the practical expedient to expense commission costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. As a result, no commission costs are capitalized.
We recognize an asset for costs incurred to fulfill a contract that are not within the scope of other accounting literature. We have not incurred any such costs and, as a result, no costs to fulfill a contract have been capitalized.
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
Impact of New Revenue Guidance on Net Revenue
The following tables compare net revenue for the periods presented to the pro forma amounts had the previous guidance been in effect. No other amounts in the condensed consolidated statements of operations for the fiscal quarter and three fiscal quarters ended August 4, 2019 or in the condensed consolidated balance sheet as of August 4, 2019 were significantly affected by the new revenue guidance.

	Fiscal Quarter Ended August 4, 2019
Statement of Operations	Pro forma as if the previous accounting was in effect	Effect of Change	As Reported

	(In millions)
Net revenue:
Products	$4,413	$—	$4,413
Subscriptions and services	1,078	24	1,102
Total net revenue	$5,491	$24	$5,515

	Three Fiscal Quarters Ended August 4, 2019
Statement of Operations	Pro forma as if the previous accounting was in effect	Effect of Change	As Reported

	(In millions)
Net revenue:
Products	$13,470	$—	$13,470
Subscriptions and services	3,124	227	3,351
Total net revenue	$16,594	$227	$16,821

3. Acquisitions
Acquisition of CA, Inc.
On November 5, 2018, we acquired CA, which was a leading provider of information technology management software and solutions. We acquired CA to enhance our infrastructure software capabilities. We financed the CA Merger with the net proceeds from borrowings under the Original 2019 Term Loans, as defined in Note 7. “Borrowings,” as well as with cash on hand of the combined companies.

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
The following table presents our preliminary allocation of the total purchase price, net of cash acquired:

Estimated Fair Value
(In millions)
Current assets	$1,663
Goodwill	9,768
Intangible assets	12,045
Other long-term assets	245
Total assets acquired	23,721
Current liabilities	(1,966)
Long-term debt	(2,255)
Other long-term liabilities	(3,406)
Total liabilities assumed	(7,627)
Fair value of net assets acquired	$16,094

Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the CA business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the CA Merger. Goodwill is not deductible for tax purposes.
Current assets included assets held-for-sale related to CA’s Veracode business, which was not aligned with our strategic objectives. On December 31, 2018, we sold this business to Thoma Bravo, LLC for cash consideration of $950 million, before working capital adjustments. We do not have any material continuing involvement with this business and have presented its results in discontinued operations. Current assets also included $80 million of real properties held-for-sale. During the fiscal quarter ended August 4, 2019, we sold a portion of these real properties for $56 million and recognized a loss of $8 million.
Revenue attributable to CA has been included in our infrastructure software segment. Transaction costs related to the CA Merger of $73 million were included in selling, general and administrative expense for the three fiscal quarters ended August 4, 2019.

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

As of August 4, 2019, IPR&D is expected to be fully released by the end of fiscal year 2020.

Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if CA had been acquired as of the beginning of fiscal year 2018. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges related to the acquisition and transaction costs. For the three fiscal quarters ended August 5, 2018, non-recurring pro forma adjustments directly attributable to the CA Merger included transaction costs of $180 million. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined business.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018

	(In millions)
Pro forma net revenue*	$5,287	$5,983	$16,137	$18,066
Pro forma net income attributable to common stock	$542	$894	$1,895	$8,956
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

	Fiscal Quarter Ended	Three Fiscal Quarters Ended
	August 5, 2018	August 5, 2018

	(In millions)
Pro forma net revenue*	$5,066	$15,530
Pro forma net income attributable to common stock	$1,207	$11,284

________________________________
* Pro forma net revenue was presented under Topic 605 for fiscal year 2018 periods.

Pending Acquisition of Symantec Corporation’s Enterprise Security Business
On August 8, 2019, we entered into an asset purchase agreement (the “Symantec Purchase Agreement”) with Symantec Corporation (“Symantec”) to purchase certain assets and assume certain liabilities of Symantec’s Enterprise Security business for approximately $10.7 billion in cash, on a cash-free, debt-free basis (the “Symantec Asset Purchase”). We intend to fund the Symantec Asset Purchase and related working capital needs with new, fully committed debt financing of up to $12 billion in term loans. The Symantec Purchase Agreement provides that, following the closing of the Symantec Asset Purchase, each party will have certain indemnification obligations, including with respect to breaches of covenants and for losses arising from certain assumed or retained liabilities, as applicable. We and Symantec may terminate the Symantec Purchase Agreement if the closing of the Symantec Asset Purchase has not occurred on or before February 8, 2020, subject to a three-month extension in certain circumstances.
4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $603 million and $1,406 million of time deposits as of August 4, 2019 and November 4, 2018, respectively. As of August 4, 2019 and November 4, 2018, cash equivalents also included $945 million and $202 million of money-market funds, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreements were $375 million and $465 million during the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively, and $305 million and $362 million during the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively. Factoring fees for the sales of receivables were recorded in other income, net and were not material for any period presented.
Inventory

	August 4, 2019	November 4, 2018

	(In millions)
Finished goods	$329	$483
Work-in-process	567	505
Raw materials	195	136
Total inventory	$1,091	$1,124

Other Current Assets

	August 4, 2019	November 4, 2018

	(In millions)
Prepaid expenses	$402	$243
Other (miscellaneous)	404	123
Total other current assets	$806	$366

Other Current Liabilities

	August 4, 2019	November 4, 2018

	(In millions)
Contract liabilities	$1,872	$164
Notional pooling liabilities	372	—
Tax liabilities	264	162
Other (miscellaneous)	666	486
Total other current liabilities	$3,174	$812

We use a notional pooling arrangement with an international bank to assist us in the management of global liquidity. Under this arrangement, we maintain either a cash deposit or borrowing position in our accounts, so long as the aggregate global pooling position is a notionally calculated net cash deposit.
Other Long-Term Liabilities

	August 4, 2019	November 4, 2018

	(In millions)
Unrecognized tax benefits (a) (b)	$3,361	$3,088
Deferred tax liabilities (a)	1,660	169
Contract liabilities	397	66
Other (miscellaneous)	536	313
Total other long-term liabilities	$5,954	$3,636
________________________________
(a) Refer to Note 9. “Income Taxes” for additional information regarding these balances.
(b) Includes accrued interest and penalties.
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018

	(In millions)
Cash paid for interest	$368	$312	$980	$545
Cash paid for income taxes	$98	$127	$618	$323

As of August 4, 2019 and November 4, 2018, we had $30 million and $22 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant and equipment in the condensed consolidated statements of cash flows in the period in which they are paid.
5. Goodwill and Intangible Assets
Goodwill

	Wired Infrastructure	Wireless Communications	Enterprise Storage	Industrial & Other	Semiconductor Solutions	Infrastructure Software	IP Licensing	Total

	(In millions)
Balance as of November 4, 2018	$17,705	$5,945	$3,112	$151	$—	$—	$—	$26,913
Reallocation due to change in segments	(17,705)	(5,945)	(3,112)	(151)	25,924	980	9	—
Acquisitions	—	—	—	—	5	9,768	—	9,773
Balance as of August 4, 2019	$—	$—	$—	$—	$25,929	$10,748	$9	$36,686

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
Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of August 4, 2019:
Purchased technology	$20,888	$(9,288)	$11,600
Customer contracts and related relationships	5,982	(1,563)	4,419
Order backlog	2,569	(681)	1,888
Trade names	712	(228)	484
Other	243	(81)	162
Intangible assets subject to amortization	30,394	(11,841)	18,553
IPR&D	326	—	326
Total	$30,720	$(11,841)	$18,879

As of November 4, 2018:
Purchased technology	$15,806	$(6,816)	$8,990
Customer contracts and related relationships	1,792	(878)	914
Trade names	578	(170)	408
Other	239	(53)	186
Intangible assets subject to amortization	18,415	(7,917)	10,498
IPR&D	264	—	264
Total	$18,679	$(7,917)	$10,762

Based on the amount of intangible assets subject to amortization at August 4, 2019, the expected amortization expense for each of the next five years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense
(In millions)
2019 (remainder)	$1,309
2020	5,045
2021	4,142
2022	3,171
2023	2,166
Thereafter	2,720
Total	$18,553

The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	August 4, 2019
(In years)
Purchased technology	5
Customer contracts and related relationships	5
Order backlog	3
Trade names	10
Other	10

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
For the three fiscal quarters ended August 5, 2018, diluted net income per share excluded the potentially dilutive effect of the exchange of LP Units for 12 million shares of common stock prior to the effective time of Mandatory Exchange as their effect was antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018

	(In millions, except per share data)
Numerator:
Income from continuing operations	$715	$1,197	$1,889	$11,514
Less: Income from continuing operations attributable to noncontrolling interest	—	—	—	352
Income from continuing operations attributable to common stock	715	1,197	1,889	11,162

Loss from discontinued operations, net of income taxes	—	(1)	(12)	(19)
Less: Loss from discontinued operations, net of income taxes, attributable to noncontrolling interest	—	—	—	(1)
Loss from discontinued operations, net of income taxes, attributable to common stock	—	(1)	(12)	(18)

Net income attributable to common stock	$715	$1,196	$1,877	$11,144

Denominator:
Weighted-average shares outstanding - basic	398	430	399	420
Dilutive effect of equity awards	20	11	21	13
Weighted-average shares outstanding - diluted	418	441	420	433

Basic income per share:
Income per share from continuing operations	$1.80	$2.78	$4.73	$26.58
Loss per share from discontinued operations	—	—	(0.03)	(0.05)
Net income per share	$1.80	$2.78	$4.70	$26.53

Diluted income per share:
Income per share from continuing operations	$1.71	$2.71	$4.50	$25.78
Loss per share from discontinued operations	—	—	(0.03)	(0.04)
Net income per share	$1.71	$2.71	$4.47	$25.74

7. Borrowings

	Effective Interest Rate		August 4, 2019	November 4, 2018

	(In millions, except percentages)
2019 Senior Notes - fixed rate
3.125% notes due April 2021	3.607%		$2,000	$—
3.125% notes due October 2022	3.527%		1,500	—
3.625% notes due October 2024	3.980%		2,000	—
4.250% notes due April 2026	4.544%		2,500	—
4.750% notes due April 2029	4.953%		3,000	—
			11,000	—
2019 Term Loans - floating rate
LIBOR plus 1.125% term loan due May 2022	3.683%		2,000	—
LIBOR plus 1.250% term loan due through May 2024	3.729%		2,000	—
LIBOR plus 1.375% term loan due through May 2026	3.820%		2,000	—
			6,000	—
2017 Senior Notes - fixed rate
2.375% notes due January 2020	2.615%		2,750	2,750
2.200% notes due January 2021	2.406%		750	750
3.000% notes due January 2022	3.214%		3,500	3,500
2.650% notes due January 2023	2.781%		1,000	1,000
3.625% notes due January 2024	3.744%		2,500	2,500
3.125% notes due January 2025	3.234%		1,000	1,000
3.875% notes due January 2027	4.018%		4,800	4,800
3.500% notes due January 2028	3.596%		1,250	1,250
			17,550	17,550
Assumed CA Senior Notes - fixed rate
5.375% notes due December 2019	3.433%		750	—
3.600% notes due August 2020	3.540%		400	—
3.600% notes due August 2022	4.071%		500	—
4.500% notes due August 2023	4.099%		250	—
4.700% notes due March 2027	5.153%		350	—
			2,250	—
Commercial Paper
Commercial paper	2.855%	(a)	1,000	—
			1,000	—
Assumed Brocade Convertible Notes - fixed rate
1.375% convertible notes due January 2020	0.628%		37	37
			37	37
Assumed BRCM Senior Notes - fixed rate
2.500% - 4.500% notes due August 2022 - August 2034	2.585% - 4.546%		22	22
Total principal amount outstanding			37,859	17,609
Less: Unaccreted discount/premium and unamortized debt issuance costs			(294)	(116)
Total debt			$37,565	$17,493

________________________________
(a) Represents the weighted average interest rate on outstanding commercial paper as of August 4, 2019.

2019 Senior Notes
In April 2019, we issued $11 billion in aggregate principal amount of senior unsecured notes (“2019 Senior Notes”). The 2019 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom Corporation (“BRCM”) and Broadcom Technologies Inc. (“BTI”). Each series of our 2019 Senior Notes pays interest semi-annually in arrears on April 15 and October 15 of each year. We may, at our option, redeem or purchase, in whole or in part, any of the 2019 Senior Notes at a price equal to 100% of the principal amount of the applicable 2019 Senior Notes, plus a corresponding make-whole premium as set forth in the indenture governing the 2019 Senior Notes, plus accrued and unpaid interest, if any, to the date of repurchase. The 2019 Senior Notes are recorded as long-term debt, net of discount. The discount associated with the 2019 Senior Notes is amortized to interest expense over the respective terms of these borrowings.
2019 Term Loans
In November 2018, in connection with the CA Merger, we entered into a credit agreement (the “Original 2019 Credit Agreement”), which provided for a $9 billion unsecured term A-3 facility and a $9 billion unsecured term A-5 facility, collectively referred to as the “Original 2019 Term Loans”. Interest on our Original 2019 Term Loans was based on a floating rate and was payable monthly. Our obligations under the Original 2019 Credit Agreement were guaranteed on an unsecured basis by BRCM, Broadcom Cayman Finance Limited (“Cayman Finance”) and BTI. The Original 2019 Credit Agreement also provided for a five-year $5 billion unsecured revolving credit facility. In April 2019, we used the net proceeds of $11 billion from the 2019 Senior Notes and net proceeds of $1 billion from Commercial Paper (defined below) to reduce the outstanding amount of our Original 2019 Term Loans from $18 billion to $6 billion. As a result of repaying the Original 2019 Term Loans, we wrote off $26 million of debt issuance costs, which were included in interest expense. The remaining unamortized discount and debt issuance costs balance on the Original 2019 Term Loans will be amortized to interest expense over the respective terms of the 2019 Senior Notes and Commercial Paper.
On May 7, 2019, we entered into a new credit agreement (the “2019 Credit Agreement”), which provides for a $2 billion unsecured term A-3 facility, a $2 billion unsecured term A-5 facility and a $2 billion unsecured term A-7 facility, collectively referred to as the “2019 Term Loans”. The 2019 Credit Agreement has substantially the same terms and conditions as the Original 2019 Credit Agreement, except for the maturity dates of the facilities. The 2019 Term Loans replaced the remaining $6 billion Original 2019 Term Loans, which were terminated in connection with, and as a condition to, entering into the 2019 Credit Agreement. Our obligations under the 2019 Credit Agreement are guaranteed on an unsecured basis by BRCM and BTI.
Revolving Facility
The 2019 Credit Agreement also provided for a five-year $5 billion unsecured revolving credit facility (the “Revolving Facility”), of which $500 million was available for the issuance of multi-currency letters of credit. The Revolving Facility replaced the revolving credit facility of the same amount under the Original 2019 Credit Agreement. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under the Revolving Facility for revolving loans. Subject to the terms of the 2019 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) November 2023 or (b) the date of termination in whole of the revolving lenders’ commitments under the 2019 Credit Agreement in accordance with the terms thereof. We had no borrowings outstanding under the Revolving Facility on August 4, 2019.
Commercial Paper
In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in an aggregate principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The Revolving Facility supports our commercial paper program. Outstanding Commercial Paper borrowings reduce the amount that would otherwise be available to borrow for general corporate purposes under the Revolving Facility. As of August 4, 2019, we had $1 billion of Commercial Paper outstanding with maturities generally less than sixty days. We intend to continuously replace our Commercial Paper upon maturity with newly issued commercial paper. In addition, we have the ability to finance the Commercial Paper borrowings on a long-term basis as they are supported by the Revolving Facility. We have recorded Commercial Paper, net of discount, as long-term debt. The discount associated with the Commercial Paper is amortized to interest expense over its term.

Assumed CA Senior Notes
In connection with the CA Merger, we assumed $2,250 million in aggregate principal amount of CA’s outstanding senior unsecured notes (the “Assumed CA Senior Notes”). CA remains the sole obligor under the Assumed CA Senior Notes. We may redeem all or a portion of the Assumed CA Senior Notes at any time, subject to a specified make-whole premium as set forth in the related indenture. In the event of a change in control, each note holder will have the right to require us to repurchase all or any part of the holder’s notes in cash at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest, if any, to the date of repurchase (subject to the right of holders of record on the relevant interest payment date to receive interest due). Each series of the Assumed CA Senior Notes pays interest semi-annually.
Fair Value of Debt
As of August 4, 2019, the estimated aggregate fair value of debt was $37,934 million. The fair value of our senior notes was determined using quoted prices from less active markets. The estimated fair value of our 2019 Term Loans approximated its carrying value due to its floating interest rate and consistency in our credit ratings. The estimated fair value of our Commercial Paper approximated its carrying value due to the short-term nature of these borrowings. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of August 4, 2019 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2019 (remainder)	$1,000
2020	3,937
2021	2,950
2022	7,909
2023	1,650
Thereafter	20,413
Total	$37,859

As of August 4, 2019 and November 4, 2018, we accrued interest payable of $208 million and $165 million, respectively and were in compliance with all debt covenants.
Pending Financing Arrangement
In connection with the Symantec Purchase Agreement, we entered into a commitment letter, with certain financial institutions to provide (i) up to $12 billion in term loans to fund the Symantec Asset Purchase and (ii) $3.5 billion in term loans to refinance certain existing senior notes maturing in the first quarter of our fiscal year 2020 (which begins on November 4, 2019).
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
Noncontrolling Interest
Immediately prior to the Redomiciliation Transaction, the limited partners held a noncontrolling interest of approximately 5% in the Partnership through their ownership of LP Units. Accordingly, net income attributable to our common stock in our condensed consolidated statements of operations excluded the noncontrolling interest’s proportionate share of our results prior to the Redomiciliation Transaction. In addition, we presented the proportionate share of equity attributable to the noncontrolling interest as a separate component of total equity within our condensed consolidated statements of equity for the periods prior to the Redomiciliation Transaction.
Dividends and Distributions

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018

	(In millions, except per share data)
Cash dividends and distributions declared and paid per share/unit	$2.65	$1.75	$7.95	$5.25
Cash dividends paid to stockholders	$1,057	$754	$3,181	$2,198
Cash distributions paid to limited partners	$—	$—	$—	$77

Stock Repurchase Program
In December 2018, our Board of Directors increased our previously authorized $12 billion stock repurchase program to a total of $18 billion. This authorization covers repurchases through fiscal year 2019. During the fiscal quarter and three fiscal quarters ended August 4, 2019, we repurchased and retired approximately 2 million and 19 million shares of our common stock for $736 million and $5,002 million, respectively, under this stock repurchase program. During the fiscal quarter and three fiscal quarters ended August 5, 2018, we repurchased and retired approximately 24 million and 26 million shares of our common stock for $5,378 million and $5,725 million, respectively, under this stock repurchase program. As of August 4, 2019, $5,740 million of the current authorization remained available under our stock repurchase program.
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
Stock-Based Compensation Expense

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018

	(In millions)
Cost of products sold	$34	$20	$89	$57
Cost of subscriptions and services	13	2	33	6
Research and development	456	222	1,138	630
Selling, general and administrative	129	71	381	217
Total stock-based compensation expense	$632	$315	$1,641	$910

During the fiscal quarter ended February 3, 2019, the Compensation Committee of our Board of Directors approved a broad-based program of multi-year equity grants of time- and market-based RSUs (the “Multi-Year Equity Awards”) in lieu of our annual employee equity awards historically granted on March 15 of each year. Each Multi-Year Equity Award vests on the same basis as four annual grants made March 15 of each year, beginning in fiscal year 2019, with successive four-year vesting periods. Stock-based compensation expense related to the Multi-Year Equity Awards was $314 million and $639 million for the fiscal quarter and three fiscal quarters ended August 4, 2019, including $47 million and $96 million of Multi-Year Equity Awards granted to employees acquired in the CA Merger, respectively.
During the fiscal quarter ended August 4, 2019, our Compensation Committee approved an amendment to the vesting of time-based RSUs that met certain criteria from an annual vesting cycle to a quarterly vesting cycle. We recognized approximately $128 million of additional stock-based compensation expense related to a one-time true up of expense for shares vested during the fiscal quarter ended August 4, 2019 and expected to vest as of August 4, 2019, including the Multi-Year Equity Awards, due to the acceleration of vesting dates, as well as incremental fair value resulting from the change in the vesting condition.
For the fiscal quarter and three fiscal quarters ended August 4, 2019, stock-based compensation expense included $13 million and $73 million, respectively, related to equity awards assumed in connection with the CA Merger. In addition to stock-based compensation expense presented above, for the three fiscal quarters ended August 4, 2019, we recognized $75 million in restructuring charges for accelerated vesting of assumed equity awards held by employees terminated in connection with the CA Merger.
As of August 4, 2019, the total unrecognized compensation cost related to unvested stock-based awards was $6,108 million, which is expected to be recognized over the remaining weighted-average service period of 4.2 years.
Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 4, 2018	18	$195.50
Assumed in CA Merger	1	$206.14
Granted	32	$178.14
Vested	(9)	$189.91
Forfeited	(1)	$180.86
Balance as of August 4, 2019	41	$188.86

The aggregate fair value of time- and market-based RSUs that vested during the three fiscal quarters ended August 4, 2019 was $2,494 million, which represents the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
A summary of time- and market-based stock option activity is as follows:

	Number of Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value

	(In millions, except years and per share data)
Balance as of November 4, 2018	8		$50.14
Exercised	(3)		$47.99		$706
Cancelled	—	*	$44.84
Balance as of August 4, 2019	5		$51.56	1.36	$1,052
Fully vested as of August 4, 2019	5		$51.56	1.36	$1,052
________________________________
* Represents fewer than 0.5 million shares.
9. Income Taxes
For the fiscal quarter and three fiscal quarters ended August 4, 2019, our benefit from income taxes was $171 million and $410 million, respectively, compared to a provision for income taxes of $32 million and a benefit from income taxes of $8,391 million for the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively.
The benefit for the fiscal quarter ended August 4, 2019 was primarily due to $75 million of benefit from deferred tax remeasurement in a foreign jurisdiction, $47 million of benefit related to internal reorganizations, and $34 million of excess tax benefits from stock-based awards that vested or were exercised during the period.
The provision for income taxes for the corresponding 2018 fiscal quarter was primarily due to profits from continuing operations, partially offset by a net discrete benefit of $14 million, including $25 million of excess tax benefits from stock-based awards that vested or were exercised during the period.
The benefit for the three fiscal quarters ended August 4, 2019 was primarily due to $206 million of excess tax benefits from stock-based awards that vested or were exercised during the period, $121 million from the recognition of gross uncertain tax benefits as a result of audit settlements and lapses of statutes of limitations, $75 million of benefit from deferred tax remeasurement in a foreign jurisdiction, $66 million of benefit related to internal reorganizations, and the partial release of $54 million of our valuation allowance as a result of the CA Merger, partially offset by $113 million of expense from a change in estimate of our fiscal year 2018 provision resulting from regulations issued related to the U.S. Tax Cuts and Jobs Act (the “2017 Tax Reform Act”).
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118. This guidance allowed registrants a “measurement period,” not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the 2017 Tax Reform Act. We relied on this guidance to refine our estimates of the impact of the 2017 Tax Reform Act during the measurement period. The measurement period ended during our fiscal quarter ended February 3, 2019, and no adjustments were recorded. As a result, we consider our accounting for the tax effects of the 2017 Tax Reform Act to be complete based on our interpretation of the law and subsequently issued guidance. However, it is expected that the U.S. Treasury will continue to issue regulations and other guidance on the application of certain provisions of the 2017 Tax Reform Act that may impact our interpretation of the rules and our calculation of the tax impact of the transition tax on the mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations as of December 31, 2017 (the “Transition Tax”) or other provisions of the 2017 Tax Reform Act. We recorded income tax expense of $113 million during the fiscal quarter ended May 5, 2019 as a result of the issuance of such regulations.
The three fiscal quarters ended August 4, 2019 also included the impact of several provisions of the 2017 Tax Reform Act that became effective for us for the first time in fiscal year 2019, including a new minimum tax on certain foreign earnings, known as Global Intangible Low-taxed Income (“GILTI”), a new incentive for foreign-derived intangible income, changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. We have elected to account for GILTI as a period cost rather than on a deferred basis.
In connection with CA Merger in November 2018, we established $2,378 million of net deferred tax liabilities on the excess of the book basis over the tax basis of acquired identified intangible assets and investments in certain foreign subsidiaries that had not been indefinitely reinvested, partially offset by acquired tax attributes. The net deferred tax liabilities are based upon certain assumptions underlying our preliminary purchase price allocation. Upon finalization of the purchase price allocation, additional adjustments to the amount of our net deferred taxes may be required, provided we are within the measurement period.
The benefit from income taxes for the corresponding 2018 fiscal period was principally a result of provisional income tax benefits realized from the enactment of the 2017 Tax Reform Act and the Redomiciliation Transaction. The 2017 Tax Reform Act made significant changes to the U.S. Internal Revenue Code, including, but not limited to, a decrease in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and the Transition Tax.
As a result of the 2017 Tax Reform Act, we recorded a total provisional benefit of $7,303 million during the three fiscal quarters ended August 5, 2018. The provisional benefit included $7,212 million related to the Transition Tax, which was primarily due to a reduction of $10,392 million in our federal deferred income tax liabilities on accumulated non-U.S. earnings, partially offset by $2,116 million of federal provisional long-term Transition Tax payable and $1,116 million of unrecognized federal tax benefits related to the Transition Tax. This provisional benefit also included $92 million related to the remeasurement of certain deferred tax assets and liabilities, which was based on the tax rates at which they were expected to be reversed in the future as a result of the 2017 Tax Reform Act.
The impact of the Redomiciliation Transaction and related internal reorganizations included tax benefits of $1,162 million from the remeasurement of withholding taxes on undistributed earnings, partially offset by an $84 million tax provision on foreign earnings and profit subject to U.S. tax.
We also recognized income tax benefits of $25 million and $180 million for excess tax benefits from stock-based awards that vested or were exercised during the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively.
During the fiscal quarter ended August 4, 2019, we re-evaluated our indefinite reinvestment assertion with regards to certain accumulated foreign earnings and concluded that we intend to indefinitely reinvest $2,677 million of such earnings as a result of interpretive guidance issued by the IRS. The amount of unrecognized deferred income tax liability indefinitely related to these earnings is estimated to be $281 million. All other current and future earnings of all our foreign subsidiaries are not considered permanently reinvested.

Uncertain Tax Positions
The balance of gross unrecognized tax benefits was $4,254 million and $4,030 million as of August 4, 2019 and November 4, 2018, respectively. This increase was primarily due to the recognition of uncertain tax positions related to the CA Merger, which were initially estimated as of the CA Acquisition Date, offset by audit settlements and lapses of statutes of limitations. We continue to reevaluate these items with any adjustments to our preliminary estimates recognized, provided we are within the measurement period and we continue to collect information in order to determine their estimated values.
Accrued interest and penalties are included in other long-term liabilities on the condensed consolidated balance sheets. As of August 4, 2019 and November 4, 2018, the combined amount of cumulative accrued interest and penalties was approximately $328 million and $190 million, respectively.
As of August 4, 2019 and November 4, 2018, approximately $4,582 million and $4,220 million, respectively, of the unrecognized tax benefits, including accrued interest and penalties, would affect our effective tax rate if favorably resolved.
We are subject to U.S. income tax examination for fiscal years 2013 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside of the U.S. for fiscal years 2008 and later. It is possible that our existing unrecognized tax benefits may change up to $126 million as a result of lapses of the statute of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.
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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018

	(In millions)
Net revenue:
Semiconductor solutions	$4,353	$4,568	$12,815	$14,060
Infrastructure software	1,140	492	3,956	1,267
IP licensing	22	3	50	77
Total net revenue	$5,515	$5,063	$16,821	$15,404

Operating income (loss):
Semiconductor solutions	$2,081	$2,192	$6,018	$6,644
Infrastructure software	829	352	2,899	878
IP licensing	—	(11)	(6)	30
Unallocated expenses	(2,045)	(1,194)	(6,521)	(4,069)
Total operating income	$865	$1,339	$2,390	$3,483

Significant Customer Information
We sell our products through our direct sales force and a select network of distributors globally. One customer accounted for 21% of our net accounts receivable balance at August 4, 2019, compared with two customers who accounted for 20% and 14% of our net accounts receivable balance at November 4, 2018.
One customer accounted for 16% and 15% of our net revenue for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively. Net revenue from this customer was included in our semiconductor solutions segment.
No customer accounted for 10% or more of our net revenue for the fiscal quarter ended August 5, 2018. One customer accounted for 11% of our net revenue during the three fiscal quarters ended August 5, 2018. The majority of the revenue from this customer was included in our semiconductor solutions segment.
11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of August 4, 2019 that materially changed from the end of fiscal year 2018:

		Fiscal Year
	Total	2019 (remainder)	2020	2021	2022	2023	Thereafter

	(In millions)
Debt principal, interest and fees	$44,728	$1,306	$5,207	$4,112	$8,930	$2,490	$22,683
Purchase commitments	802	697	60	45	—	—	—
Other contractual commitments	187	55	92	23	10	7	—
Operating lease obligations	769	31	105	89	59	51	434
Total	$46,486	$2,089	$5,464	$4,269	$8,999	$2,548	$23,117

Debt Principal, Interest and Fees. Represents principal, estimated interest and fees on our borrowings. For borrowings subject to a floating interest rate, the estimated interest was based on the rate in effect during the last month of the fiscal quarter ended August 4, 2019.
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

Operating Lease Obligations. Represents real property and equipment leased from third parties under non-cancelable operating leases. Rent expense was $61 million and $187 million for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively. Rent expense was $51 million and $178 million for the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at August 4, 2019, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,361 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of August 4, 2019 have been excluded from the contractual obligations table above.
Standby Letters of Credit
As of August 4, 2019 and November 4, 2018, we had standby letters of credit of $65 million and $14 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantees.
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
Lawsuits Relating to the Acquisition of Emulex Corporation
On April 8, 2015, a putative class action complaint was filed in the U.S. Central District Court, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex Corporation (“Emulex”), its directors, AT Wireless and Emerald Merger Sub, and purported to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleged, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the U.S. Central District Court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint, which the U.S. Central District Court granted with prejudice on January 13, 2016. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit Court”) on January 15, 2016. The appeal is captioned Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 16-55088. On June 27, 2016, the Plaintiff-Appellant filed his opening brief, on August 17 and August 22, 2016, the Defendants-Appellees filed their answering briefs, and on October 5, 2016 Plaintiff-Appellant filed his reply brief. The Ninth Circuit Court heard oral arguments on October 5, 2017. On April 20, 2018, the Ninth Circuit Court issued an opinion affirming in part and reversing in part the decision of the U.S. Central District Court and remanding Plaintiff-Appellant’s claims under Sections 14(e) and 20(a) of the Exchange Act to the U.S. Central District Court for reconsideration. On May 4, 2018, the Defendants-Appellees filed a Petition for Rehearing En Banc with the Ninth Circuit Court. On July 13, 2018, Plaintiff-Appellant filed an Opposition to the Petition for Rehearing En Banc. On September 6, 2018, the Ninth Circuit Court issued an order denying the Petition for Rehearing En Banc. On October 11, 2018, Defendants-Appellees filed a Petition for a Writ of Certiorari to the United States Supreme Court (the “U.S. Supreme Court”). On January 4, 2019, the U.S. Supreme Court granted certiorari. On April 23, 2019, the U.S. Supreme Court dismissed the writ of certiorari as having been improvidently granted. On May 28, 2019, the Ninth Circuit Court remanded the case back to the U.S. Central District Court. On August 6, 2019, the U.S. Central District Court issued an order setting the briefing schedule for defendants’ motion to dismiss. We believe these claims are all without merit and intend to vigorously defend these actions.

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
12. Restructuring, Impairment and Disposal Charges
Restructuring Charges
The following is a summary of significant restructuring expense recognized in continuing operations, primarily in operating expenses:

•
During the first quarter of fiscal year 2019, we initiated cost reduction activities associated with the CA Merger. As a result, we recognized $35 million and $710 million of restructuring expense primarily related to employee termination and lease and other exit costs during the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively. We expect these restructuring activities to be substantially completed by the end of fiscal year 2020.

•
During the first quarter of fiscal year 2018, we initiated cost reduction activities associated with the acquisition of Brocade. As a result, we recognized $2 million of restructuring expense during the three fiscal quarters ended August 4, 2019 and $16 million and $159 million for the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively. These charges primarily related to employee termination costs. We have substantially completed the restructuring activities related to the acquisition of Brocade.

•
In connection with cost reduction activities associated with the acquisition of BRCM, we recognized $4 million of restructuring expense during the three fiscal quarters ended August 4, 2019 and $4 million and $49 million for the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively. These restructuring expenses primarily related to lease and other exit costs. We have substantially completed the restructuring activities related to the acquisition of BRCM.

The following table summarizes the significant activities within, and components of, the restructuring liabilities during the three fiscal quarters ended August 4, 2019.

	Employee Termination Costs	Leases and Other Exit Costs	Total

	(In millions)
Balance as of November 4, 2018	$16	$6	$22
Liabilities assumed from CA	29	38	67
Restructuring charges	575	141	716
Utilization	(500)	(140)	(640)
Balance as of August 4, 2019 (a)	$120	$45	$165
_________________________________
(a) The majority of the employee termination costs balance is expected to be paid within the next 12 months. The majority of the leases and other exit costs balance is expected to be paid through fiscal year 2025.
Impairment and Disposal Charges
During the fiscal quarter and three fiscal quarters ended August 4, 2019, we incurred impairment and disposal charges of $15 million and $50 million, respectively. During the fiscal quarter and three fiscal quarters ended August 5, 2018, we incurred impairment and disposal charges of $1 million and $13 million, respectively. These charges were primarily related to impairment and disposal of property, plant and equipment.
13. Condensed Consolidating Financial Information
As of November 4, 2018, certain debt obligations of Broadcom, consisting of $17,550 million in senior unsecured notes issued by BRCM and Cayman Finance in fiscal year 2017 (the “2017 Senior Notes”), were fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom and Broadcom-Singapore. Substantially all of the 2017 Senior Notes have been registered with the SEC. During the fiscal quarter ended February 3, 2019, Broadcom-Singapore was placed in voluntary liquidation in Singapore. BTI, a 100%-owned subsidiary of Broadcom, became a guarantor of the 2017 Senior Notes and entered into supplemental indentures with BRCM and Cayman Finance and the trustee of the 2017 Senior Notes. As a result, Broadcom-Singapore was released from its guarantee of the 2017 Senior Notes under each of their respective indentures in accordance with their terms. On May 15, 2019, Cayman Finance was merged into BTI, with BTI remaining as the surviving entity. In connection with this merger, BTI remains a guarantor and became co-issuer of the 2017 Senior Notes.
Accordingly, we updated the guarantor structure as of August 4, 2019, which resulted in the following revised column headings:

•	Parent Guarantor (Broadcom)

•	Subsidiary Issuers (BTI and BRCM)

•	Non-Guarantor Subsidiaries (our other subsidiaries)
We have applied the impacts of the change in guarantors and issuers retrospectively to all periods presented.
The following information sets forth the condensed consolidating financial information for the Parent Guarantor, the Subsidiary Issuers, and our Non-Guarantor Subsidiaries for the periods presented in these condensed consolidated financial statements. Investments in subsidiaries are accounted for under the equity method; accordingly, entries necessary to consolidate the Parent Guarantor, the Subsidiary Issuers and the Non-Guarantor Subsidiaries are reflected in the Eliminations column. In the opinion of management, separate complete financial statements of the Subsidiary Issuers would not provide additional material information that would be useful in assessing their financial composition.

	Condensed Consolidating Balance Sheets
	August 4, 2019
	Parent Guarantor		Subsidiary Issuers		Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$203		$595		$4,664	$—	$5,462
Trade accounts receivable, net	—		—		3,539	—	3,539
Inventory	—		—		1,091	—	1,091
Intercompany receivable	92		750		462	(1,304)	—
Intercompany loan receivable	—		10,319		8,605	(18,924)	—
Other current assets	144		59		603	—	806
Total current assets	439		11,723		18,964	(20,228)	10,898
Long-term assets:
Property, plant and equipment, net	—		761		1,850	—	2,611
Goodwill	—		1,360		35,326	—	36,686
Intangible assets, net	—		79		18,800	—	18,879
Investment in subsidiaries	52,248		46,526		—	(98,774)	—
Intercompany loan receivable, long-term	—		—		932	(932)	—
Other long-term assets	27		64		602	—	693
Total assets	$52,714		$60,513		$76,474	$(119,934)	$69,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35		$47		$914	$—	$996
Employee compensation and benefits	—		162		413	—	575
Current portion of long-term debt	—		2,750		787	—	3,537
Intercompany payable	492		38		774	(1,304)	—
Intercompany loan payable	12,858		4,908		1,158	(18,924)	—
Other current liabilities	157		45		2,972	—	3,174
Total current liabilities	13,542		7,950		7,018	(20,228)	8,282
Long-term liabilities:
Long-term debt	17,807		14,725		1,496	—	34,028
Deferred tax liabilities	(65)	(a)	(279)	(a)	2,004	—	1,660
Intercompany loan payable, long-term	—		932		—	(932)	—
Unrecognized tax benefits	—		2,282		1,079	—	3,361
Other long-term liabilities	(73)	(b)	236		770	—	933
Total liabilities	31,211		25,846		12,367	(21,160)	48,264
Total stockholders’ equity	21,503		34,667		64,107	(98,774)	21,503
Total liabilities and stockholders’ equity	$52,714		$60,513		$76,474	$(119,934)	$69,767
________________________________
(a) Amount represents net deferred tax assets that are offset by net deferred tax liabilities on a consolidated basis.
(b) Amount represents tax attribute assets that are offset by tax payables on a consolidated basis.

	Condensed Consolidating Balance Sheets
	November 4, 2018
	Parent Guarantor	Subsidiary Issuers		Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,461		$1,831	$—	$4,292
Trade accounts receivable, net	—	—		3,325	—	3,325
Inventory	—	—		1,124	—	1,124
Intercompany receivable	56	182		67	(305)	—
Intercompany loan receivable	—	9,780		4,713	(14,493)	—
Other current assets	52	37		277	—	366
Total current assets	108	12,460		11,337	(14,798)	9,107
Long-term assets:
Property, plant and equipment, net	—	772		1,863	—	2,635
Goodwill	—	1,360		25,553	—	26,913
Intangible assets, net	—	84		10,678	—	10,762
Investment in subsidiaries	35,268	46,742		—	(82,010)	—
Intercompany loan receivable, long-term	—	—		991	(991)	—
Other long-term assets	—	250		457	—	707
Total assets	$35,376	$61,668		$50,879	$(97,799)	$50,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19	$44		$748	$—	$811
Employee compensation and benefits	—	272		443	—	715
Intercompany payable	9	58		238	(305)	—
Intercompany loan payable	8,691	4,713		1,089	(14,493)	—
Other current liabilities	—	219		593	—	812
Total current liabilities	8,719	5,306		3,111	(14,798)	2,338
Long-term liabilities:
Long-term debt	—	17,456		37	—	17,493
Deferred tax liabilities	—	(47)	(a)	216	—	169
Intercompany loan payable, long-term	—	991		—	(991)	—
Unrecognized tax benefits	—	2,563		525	—	3,088
Other long-term liabilities	—	131		248	—	379
Total liabilities	8,719	26,400		4,137	(15,789)	23,467
Total stockholders’ equity	26,657	35,268		46,742	(82,010)	26,657
Total liabilities and stockholders’ equity	$35,376	$61,668		$50,879	$(97,799)	$50,124

________________________________
(a) Amount represents net deferred tax assets that are offset by net deferred tax liabilities on a consolidated basis.

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Fiscal Quarter Ended
	August 4, 2019
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue:
Products	$—	$—	$4,413	$—	$4,413
Subscriptions and services	—	—	1,102	—	1,102
Intercompany revenue	—	403	—	(403)	—
Total net revenue	—	403	5,515	(403)	5,515
Cost of revenue:
Cost of products sold	—	37	1,482	—	1,519
Cost of subscriptions and services	—	5	127	—	132
Intercompany cost of products sold	—	—	32	(32)	—
Amortization of acquisition-related intangible assets	—	—	828	—	828
Restructuring charges	—	—	2	—	2
Total cost of revenue	—	42	2,471	(32)	2,481
Gross margin	—	361	3,044	(371)	3,034
Research and development	—	498	737	—	1,235
Intercompany operating expense	—	—	371	(371)	—
Selling, general and administrative	11	93	306	—	410
Amortization of acquisition-related intangible assets	—	—	475	—	475
Restructuring, impairment and disposal charges	—	3	46	—	49
Total operating expenses	11	594	1,935	(371)	2,169
Operating income (loss)	(11)	(233)	1,109	—	865
Interest expense	(187)	(148)	(27)	—	(362)
Intercompany interest expense	(89)	(40)	(9)	138	—
Other income, net	2	5	34	—	41
Intercompany interest income	—	74	64	(138)	—
Intercompany other income (expense), net	161	—	(161)	—	—
Income (loss) from continuing operations before income taxes and earnings in subsidiaries	(124)	(342)	1,010	—	544
Benefit from income taxes	(84)	(8)	(79)	—	(171)
Income (loss) from continuing operations before earnings in subsidiaries	(40)	(334)	1,089	—	715
Earnings in subsidiaries	755	1,191	—	(1,946)	—
Net income	$715	$857	$1,089	$(1,946)	$715

Comprehensive income	$715	$857	$1,089	$(1,946)	$715

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Fiscal Quarter Ended
	August 5, 2018
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue:
Products	$—	$—	$4,783	$—	$4,783
Subscriptions and services	—	—	280	—	280
Intercompany revenue	—	526	—	(526)	—
Total net revenue	—	526	5,063	(526)	5,063
Cost of revenue:
Cost of products sold	—	28	1,628	—	1,656
Cost of subscriptions and services	—	3	21	—	24
Intercompany cost of products sold	—	—	31	(31)	—
Amortization of acquisition-related intangible assets	—	—	762	—	762
Restructuring charges	—	—	2	—	2
Total cost of revenue	—	31	2,444	(31)	2,444
Gross margin	—	495	2,619	(495)	2,619
Research and development	—	394	565	—	959
Intercompany operating expense	—	—	495	(495)	—
Selling, general and administrative	8	64	162	—	234
Amortization of acquisition-related intangible assets	—	—	68	—	68
Restructuring, impairment and disposal charges	—	5	14	—	19
Total operating expenses	8	463	1,304	(495)	1,280
Operating income (loss)	(8)	32	1,315	—	1,339
Interest expense	—	(149)	—	—	(149)
Intercompany interest expense	(15)	(27)	(296)	338	—
Other income, net	—	26	13	—	39
Intercompany interest income	—	311	27	(338)	—
Intercompany other income (expense), net	67	—	(67)	—	—
Income from continuing operations before income taxes and earnings in subsidiaries	44	193	992	—	1,229
Provision for (benefit from) income taxes	(28)	87	(27)	—	32
Income from continuing operations before earnings in subsidiaries	72	106	1,019	—	1,197
Earnings in subsidiaries	1,124	1,018	—	(2,142)	—
Income from continuing operations and earnings in subsidiaries	1,196	1,124	1,019	(2,142)	1,197
Loss from discontinued operations, net of income taxes	—	—	(1)	—	(1)
Net income	$1,196	$1,124	$1,018	$(2,142)	$1,196

Comprehensive income	$1,196	$1,124	$1,018	$(2,142)	$1,196

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Three Fiscal Quarters Ended
	August 4, 2019
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue:
Products	$—	$—	$13,470	$—	$13,470
Subscriptions and services	—	—	3,351	—	3,351
Intercompany revenue	—	1,220	—	(1,220)	—
Total net revenue	—	1,220	16,821	(1,220)	16,821
Cost of revenue:
Cost of products sold	—	103	4,427	—	4,530
Cost of subscriptions and services	—	12	393	—	405
Intercompany cost of products sold	—	—	90	(90)	—
Amortization of acquisition-related intangible assets	—	—	2,487	—	2,487
Restructuring charges	—	(7)	75	—	68
Total cost of revenue	—	108	7,472	(90)	7,490
Gross margin	—	1,112	9,349	(1,130)	9,331
Research and development	—	1,408	2,111	—	3,519
Intercompany operating expense	—	—	1,130	(1,130)	—
Selling, general and administrative	82	256	962	—	1,300
Amortization of acquisition-related intangible assets	—	—	1,424	—	1,424
Restructuring, impairment and disposal charges	—	12	686	—	698
Total operating expenses	82	1,676	6,313	(1,130)	6,941
Operating income (loss)	(82)	(564)	3,036	—	2,390
Interest expense	(563)	(443)	(77)	—	(1,083)
Intercompany interest expense	(281)	(123)	(26)	430	—
Other income, net	2	21	149	—	172
Intercompany interest income	—	234	196	(430)	—
Intercompany other income (expense), net	765	—	(765)	—	—
Income (loss) from continuing operations before income taxes and earnings in subsidiaries	(159)	(875)	2,513	—	1,479
Benefit from income taxes	(167)	(195)	(48)	—	(410)
Income (loss) from continuing operations before earnings in subsidiaries	8	(680)	2,561	—	1,889
Earnings in subsidiaries	1,869	3,542	—	(5,411)	—
Income from continuing operations and earnings in subsidiaries	1,877	2,862	2,561	(5,411)	1,889
Loss from discontinued operations, net of income taxes	—	—	(12)	—	(12)
Net income	$1,877	$2,862	$2,549	$(5,411)	$1,877

Comprehensive income	$1,877	$2,862	$2,549	$(5,411)	$1,877

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Three Fiscal Quarters Ended
	August 5, 2018
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue:
Products	$—	$—	$14,640	$—	$14,640
Subscriptions and services	—	—	764	—	764
Intercompany revenue	—	1,676	—	(1,676)	—
Total net revenue	—	1,676	15,404	(1,676)	15,404
Cost of revenue:
Cost of products sold	—	89	5,115	—	5,204
Cost of subscriptions and services	—	9	62	—	71
Intercompany cost of products sold	—	—	102	(102)	—
Purchase accounting effect on inventory	—	—	70	—	70
Amortization of acquisition-related intangible assets	—	—	2,242	—	2,242
Restructuring charges	—	2	17	—	19
Total cost of revenue	—	100	7,608	(102)	7,606
Gross margin	—	1,576	7,796	(1,574)	7,798
Research and development	—	1,207	1,613	—	2,820
Intercompany operating expense	—	—	1,574	(1,574)	—
Selling, general and administrative	10	221	588	—	819
Amortization of acquisition-related intangible assets	—	—	474	—	474
Restructuring, impairment and disposal charges	—	49	153	—	202
Total operating expenses	10	1,477	4,402	(1,574)	4,315
Operating income (loss)	(10)	99	3,394	—	3,483
Interest expense	—	(478)	(2)	—	(480)
Intercompany interest expense	(15)	(167)	(1,389)	1,571	—
Other income, net	—	73	47	—	120
Intercompany interest income	—	1,404	167	(1,571)	—
Intercompany other income (expense), net	67	(57)	(10)	—	—
Income from continuing operations before income taxes and earnings in subsidiaries	42	874	2,207	—	3,123
Benefit from income taxes	(28)	(7,894)	(469)	—	(8,391)
Income from continuing operations before earnings in subsidiaries	70	8,768	2,676	—	11,514
Earnings in subsidiaries	11,074	2,659	—	(13,733)	—
Income from continuing operations and earnings in subsidiaries	11,144	11,427	2,676	(13,733)	11,514
Loss from discontinued operations, net of income taxes	—	(2)	(17)	—	(19)
Net income	11,144	11,425	2,659	(13,733)	11,495
Net income attributable to noncontrolling interest	—	351	—	—	351
Net income attributable to common stock	$11,144	$11,074	$2,659	$(13,733)	$11,144

Net income	$11,144	$11,425	$2,659	$(13,733)	$11,495
Other comprehensive income	—	—	1	—	1
Comprehensive income	11,144	11,425	2,660	(13,733)	11,496
Comprehensive income attributable to noncontrolling interest	—	351	—	—	351
Comprehensive income attributable to common stock	$11,144	$11,074	$2,660	$(13,733)	$11,145

	Condensed Consolidating Statements of Cash Flows
	Three Fiscal Quarters Ended
	August 4, 2019
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Cash flows from operating activities:
Net income	$1,877	$2,862	$2,549	$(5,411)	$1,877
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(1,521)	(3,842)	5,293	5,411	5,341
Net cash provided by (used in) operating activities	356	(980)	7,842	—	7,218
Cash flows from investing activities:
Net change in intercompany loans	800	(539)	(6,827)	6,566	—
Acquisitions of businesses, net of cash acquired	(17,865)	—	1,832	—	(16,033)
Proceeds from sales of businesses	—	—	957	—	957
Purchases of property, plant and equipment	—	(121)	(228)	13	(336)
Proceeds from disposals of property, plant and equipment	—	13	82	(13)	82
Purchases of investments	(5)	—	—	—	(5)
Proceeds from sales of investments	—	—	5	—	5
Other	—	—	(4)	—	(4)
Net cash used in investing activities	(17,070)	(647)	(4,183)	6,566	(15,334)
Cash flows from financing activities:
Net intercompany borrowings	7,167	130	(731)	(6,566)	—
Proceeds from long-term borrowings	28,793	—	—	—	28,793
Repayment of debt	(12,000)	—	—	—	(12,000)
Payment of debt issuance costs	(46)	—	—	—	(46)
Other borrowings	992	—	353	—	1,345
Dividend and distribution payments	(3,181)	—	—	—	(3,181)
Repurchases of common stock - repurchase program	(5,002)	—	—	—	(5,002)
Shares repurchased for tax withholdings on vesting of equity awards	—	(369)	(449)	—	(818)
Issuance of common stock	194	—	—	—	194
Other	—	—	1	—	1
Net cash provided by (used in) financing activities	16,917	(239)	(826)	(6,566)	9,286
Net change in cash and cash equivalents	203	(1,866)	2,833	—	1,170
Cash and cash equivalents at beginning of period	—	2,461	1,831	—	4,292
Cash and cash equivalents at end of period	$203	$595	$4,664	$—	$5,462

	Condensed Consolidating Statements of Cash Flows
	Three Fiscal Quarters Ended
	August 5, 2018
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Cash flows from operating activities:
Net income	$11,144	$11,425	$2,659	$(13,733)	$11,495
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(11,112)	(11,672)	3,572	13,962	(5,250)
Net cash provided by (used in) operating activities	32	(247)	6,231	229	6,245
Cash flows from investing activities:
Intercompany contributions paid	—	(9,099)	(3,002)	12,101	—
Distributions received from subsidiaries	—	—	1,521	(1,521)	—
Net change in intercompany loans	—	4,140	1,169	(5,309)	—
Acquisitions of businesses, net of cash acquired	—	—	(4,793)	—	(4,793)
Proceeds from sales of businesses	—	—	782	—	782
Purchases of property, plant and equipment	—	(168)	(396)	35	(529)
Proceeds from disposals of property, plant and equipment	—	31	242	(35)	238
Purchases of investments	—	(50)	(199)	—	(249)
Proceeds from sales of investments	—	54	—	—	54
Other	—	(50)	(9)	—	(59)
Net cash used in investing activities	—	(5,142)	(4,685)	5,271	(4,556)
Cash flows from financing activities:
Intercompany contributions received	—	3,231	9,099	(12,330)	—
Net intercompany borrowings	6,397	(1,141)	(10,565)	5,309	—
Repayment of debt	—	—	(856)	—	(856)
Dividend and distribution payments	(754)	(1,521)	(1,521)	1,521	(2,275)
Repurchases of common stock - repurchase program	(5,725)	—	—	—	(5,725)
Shares repurchased for tax withholdings on vesting of equity awards	—	(12)	(23)	—	(35)
Issuance of common stock	50	—	103	—	153
Other	—	—	(19)	—	(19)
Net cash provided by (used in) financing activities	(32)	557	(3,782)	(5,500)	(8,757)
Net change in cash and cash equivalents	—	(4,832)	(2,236)	—	(7,068)
Cash and cash equivalents at beginning of period	—	7,555	3,649	—	11,204
Cash and cash equivalents at end of period	$—	$2,723	$1,413	$—	$4,136

14. Subsequent Event
Cash Dividends Declared
On September 11, 2019, our Board of Directors declared a cash dividend of $2.65 per share, payable on October 1, 2019 to stockholders of record at the close of business on September 23, 2019.

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
Quarterly Highlights
Highlights during the third fiscal quarter ended August 4, 2019 include the following:

•	we generated $2,419 million of cash from operations; and

•
we paid $1,057 million for cash dividends, $736 million to repurchase shares of our common stock under our stock repurchase program and $241 million in employee withholding taxes related to net share settled equity awards.

Recent Developments
On August 8, 2019, we entered into an asset purchase agreement (the “Symantec Purchase Agreement”) with Symantec Corporation (“Symantec”) to purchase certain assets and assume certain liabilities of Symantec’s Enterprise Security business (the “Symantec Business”) for approximately $10.7 billion in cash, on a cash-free, debt-free basis (the “Symantec Asset Purchase”). The Symantec Purchase Agreement provides that, following the closing of the Symantec Asset Purchase, each party will have certain indemnification obligations, including with respect to breaches of covenants and for losses arising from certain assumed or retained liabilities, as applicable. We and Symantec may terminate the agreement if the closing of the Symantec Asset Purchase has not occurred on or before February 8, 2020, subject to a three-month extension in certain circumstances.
In connection with the Symantec Purchase Agreement, we entered into a commitment letter, with certain financial institutions to provide (i) up to $12 billion in term loans to fund the Symantec Asset Purchase and related working capital needs and (ii) $3.5 billion in term loans to refinance certain existing senior notes maturing in the first quarter of our fiscal year 2020 (which begins on November 4, 2019).
Acquisitions and Divestitures
Acquisition of CA
On November 5, 2018, we completed the acquisition of CA for aggregate consideration of approximately $18.8 billion (the “CA Merger”) in exchange for all shares of CA common stock issued and outstanding immediately prior to the CA Merger. In addition, we assumed all outstanding unvested CA equity awards held by continuing employees. All vested in-the-money CA stock options, after giving effect to any acceleration, and all outstanding deferred stock units were cashed out upon completion of the CA Merger. We financed the CA Merger with proceeds of $18 billion from unsecured term loan facilities, as well as cash on hand of the combined companies.
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
Refer to Note 2. “Revenue from Contracts with Customers” in Part I, Item 1 of this Form 10-Q for updates on critical accounting estimates related to revenue recognition. There were no other significant changes in our critical accounting policies during the three fiscal quarters ended August 4, 2019 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2018 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter and Three Fiscal Quarters Ended August 4, 2019 Compared to Fiscal Quarter and Three Fiscal Quarters Ended August 5, 2018
The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018

	(In millions)		(As a percentage of total net revenue)
Statements of Operations Data:
Net revenue:
Products	$4,413	$4,783	80%	94%
Subscriptions and services	1,102	280	20	6
Total net revenue	5,515	5,063	100	100
Cost of revenue:
Cost of products sold	1,519	1,656	28	33
Cost of subscriptions and services	132	24	2	—
Amortization of acquisition-related intangible assets	828	762	15	15
Restructuring charges	2	2	—	—
Total cost of revenue	2,481	2,444	45	48
Gross margin	3,034	2,619	55	52
Research and development	1,235	959	22	19
Selling, general and administrative	410	234	7	5
Amortization of acquisition-related intangible assets	475	68	9	2
Restructuring, impairment and disposal charges	49	19	1	—
Total operating expenses	2,169	1,280	39	26
Operating income	$865	$1,339	16%	26%

	Three Fiscal Quarters Ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018

	(In millions)		(As a percentage of total net revenue)
Statements of Operations Data:
Net revenue:
Products	$13,470	$14,640	80%	95%
Subscriptions and services	3,351	764	20	5
Total net revenue	16,821	15,404	100	100
Cost of revenue:
Cost of products sold	4,530	5,204	27	34
Cost of subscriptions and services	405	71	2	—
Purchase accounting effect on inventory	—	70	—	—
Amortization of acquisition-related intangible assets	2,487	2,242	15	15
Restructuring charges	68	19	1	—
Total cost of revenue	7,490	7,606	45	49
Gross margin	9,331	7,798	55	51
Research and development	3,519	2,820	21	19
Selling, general and administrative	1,300	819	8	5
Amortization of acquisition-related intangible assets	1,424	474	8	3
Restructuring, impairment and disposal charges	698	202	4	1
Total operating expenses	6,941	4,315	41	28
Operating income	$2,390	$3,483	14%	23%
Net Revenue
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Direct sales to WT Microelectronics, a distributor, accounted for 16% and 15% of our net revenue for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively. No customer accounted for 10% or more of our net revenue for the fiscal quarter ended August 5, 2018. Foxconn Technology Group companies (including Hon Hai Precision Industries), contract manufacturers, accounted for 11% of our net revenue for the three fiscal quarters ended August 5, 2018. We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 33% and 34% of our net revenue for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively, and approximately 38% and 42% of our net revenue for the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% of our net revenue for each of the fiscal quarter and three fiscal quarters ended August 4, 2019 and for the fiscal quarter ended August 5, 2018, and more than 20% for the three fiscal quarters ended August 5, 2018. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some key customers of our semiconductor products place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our wireless products as fluctuations may be magnified by the launches of, and seasonal variations in sales of mobile handsets.

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Net Revenue by Segment	August 4, 2019	August 5, 2018	$ Change	% Change	August 4, 2019	August 5, 2018	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$4,353	$4,568	$(215)	(5)%	$12,815	$14,060	$(1,245)	(9)%
Infrastructure software	1,140	492	648	132%	3,956	1,267	2,689	212%
IP licensing	22	3	19	633%	50	77	(27)	(35)%
Total net revenue	$5,515	$5,063	$452	9%	$16,821	$15,404	$1,417	9%

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
% of Net Revenue by Segment	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018

Semiconductor solutions	79%	90%	76%	92%
Infrastructure software	21	10	24	8
IP licensing	—	—	—	—
Total net revenue	100%	100%	100%	100%
Fiscal quarter ended August 4, 2019 compared to corresponding prior year period. Net revenue from our semiconductor solutions segment has been negatively impacted by a broad-based slowdown in demand for semiconductor products worldwide and has decreased primarily due to lower demand for our set-top box, broadband, optocoupler and solid-state drive controller products, as well as lower demand for wireless content in mobile handsets. These decreases were partially offset by higher demand for our networking products. Net revenue from our infrastructure software segment increased primarily due to contributions from our CA mainframe and enterprise software products, offset by lower demand for our FC SAN products.
Three fiscal quarters ended August 4, 2019 compared to corresponding prior year period. Net revenue from our semiconductor solutions segment decreased primarily due to lower demand for our wireless content in mobile handsets, as well as lower demand for our broadband, server storage connectivity, optocoupler and set-top box products. These decreases were partially offset by higher demand for our networking products. Additionally, in the first quarter of fiscal year 2018, we experienced a later than typical new mobile handset ramp with a major customer, which resulted in higher shipments in that quarter. We expect the effects of export restrictions on one of our largest customers to continue to adversely impact our revenue in the last quarter of fiscal year 2019. Net revenue from our infrastructure software segment increased primarily due to contributions from our CA mainframe and enterprise software products, as well as higher demand for our FC SAN products.
Gross Margin
Gross margin was $3,034 million for the fiscal quarter ended August 4, 2019 compared to $2,619 million for the fiscal quarter ended August 5, 2018. Gross margin was $9,331 million for the three fiscal quarters ended August 4, 2019 compared to $7,798 million for the three fiscal quarters ended August 5, 2018. As a percentage of net revenue, gross margin was 55% and 52% for the fiscal quarters ended August 4, 2019 and August 5, 2018, respectively, and 55% and 51% for the three fiscal quarters ended August 4, 2019 and August 5, 2018, respectively.
The increase in gross margin for the fiscal quarter and three fiscal quarters ended August 4, 2019, was primarily due to contributions from our CA mainframe and enterprise software products and favorable product mix within our semiconductor solutions segment. The increase in gross margin for the three fiscal quarters ended August 4, 2019 was also due to favorable gross margin impact from our FC SAN products. These increases were partially offset by higher amortization of acquisition-related intangible assets as a result of the CA Merger and higher stock-based compensation expense. The increase in gross margin for the three fiscal quarters ended August 4, 2019 was partially offset by higher restructuring charges as a result of the CA Merger.
Research and Development Expense
Research and development expense increased $276 million, or 29%, and $699 million, or 25%, for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively, compared to the prior year fiscal periods. These increases were primarily due to the acquisition of CA and higher stock-based compensation expense. The increases in stock-based compensation expense primarily resulted from the issuance of multi-year equity grants of time- and market-based restricted stock units (the “Multi-Year Equity Awards”) in the first quarter of fiscal year 2019, the impact of the change from annual to quarterly vesting of equity awards and assumed CA equity awards. Our stock-based compensation expense for the fiscal year 2019 periods included employee equity awards with higher grant-date fair values than those in the corresponding fiscal year 2018 periods, which also contributed to the increase.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $176 million, or 75%, and $481 million, or 59%, for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively, compared to the prior year fiscal periods. These increases were primarily due to the acquisition of CA and stock-based compensation expense. The increases in stock-based compensation expense primarily resulted from the issuance of the Multi-Year Equity Awards, the impact of the change from annual to quarterly vesting of equity awards and assumed CA equity awards. Our stock-based compensation expense for the fiscal year 2019 periods included employee equity awards with higher grant-date fair values than those in the corresponding fiscal year 2018 periods, which also contributed to the increase.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses increased $407 million and $950 million for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively, compared to the prior year fiscal periods. The increases were primarily due to amortization of intangible assets acquired in the CA Merger.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses increased $30 million and $496 million for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively, compared to the prior year fiscal periods. The increases were primarily due to employee termination costs, as well as lease and other exit costs resulting from the CA Merger. We expect to incur additional restructuring charges in future periods as a result of the CA Merger and any future acquisitions we may make. See Note 12. “Restructuring, Impairment and Disposal Charges” in Part I, Item 1 of this Form 10-Q for more details.
Segment Operating Results

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Operating Income (Loss) by Segment	August 4, 2019	August 5, 2018	$ Change	% Change	August 4, 2019	August 5, 2018	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$2,081	$2,192	$(111)	(5)%	$6,018	$6,644	$(626)	(9)%
Infrastructure software	829	352	477	136%	2,899	878	2,021	230%
IP licensing	—	(11)	11	(100)%	(6)	30	(36)	(120)%
Unallocated expenses	(2,045)	(1,194)	(851)	71%	(6,521)	(4,069)	(2,452)	60%
Total operating income	$865	$1,339	$(474)	(35)%	$2,390	$3,483	$(1,093)	(31)%
Fiscal quarter ended August 4, 2019 compared to corresponding prior year period. Operating income from our semiconductor solutions segment decreased primarily due to lower demand in our set-top box, optocoupler, broadband, and solid-state controller products, as well as lower wireless content in mobile handsets. These decreases were partially offset by higher demand for our networking products. Operating income from our infrastructure software segment increased primarily due to contributions from our CA mainframe and enterprise software products, offset by a decrease in demand for our FC SAN products.
Three fiscal quarters ended August 4, 2019 compared to corresponding prior year period. Operating income from our semiconductor solutions segment decreased primarily due to lower demand in our wireless content in mobile handsets, as well as lower demand for our optocoupler, broadband, and server storage connectivity products. These decreases were partially offset by higher demand for our networking products. Additionally, in the first quarter of fiscal year 2018, we experienced a later than typical new mobile handset ramp with a major customer, which resulted in higher shipments in that quarter. Operating income from our infrastructure software segment increased primarily due to contributions from our CA mainframe and enterprise software products, as well as an increase in demand for our FC SAN products.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; acquisition-related costs; restructuring, impairment and disposal charges; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 71% and 60% for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher amortization of acquisition-related intangible assets, acquisition-related costs and restructuring, impairment and disposal charges. These increases were primarily due to the CA Merger. Unallocated expenses also increased due to stock-based compensation expense primarily due to the issuance of the Multi-Year Equity Awards and the impact of the change from annual to quarterly vesting of certain time-based equity awards.
Non-Operating Income and Expenses
Interest expense. Interest expense was $362 million and $1,083 million for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively, compared to $149 million and $480 million for the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively. These increases were primarily due to interest on the debt we incurred to finance the CA Merger in the first quarter of fiscal year 2019. We expect to incur additional interest expense in future periods as a result of term loan indebtedness associated with any future acquisitions, including the pending acquisition of the Symantec Business.
Other income, net. Other income, net includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net was $41 million and $172 million for the fiscal quarter and three fiscal quarters ended August 4, 2019 compared to $39 million and $120 million for the fiscal quarter and three fiscal quarters ended August 5, 2018. These increases were primarily due to increases in unrealized gains on investments.
Provision for (benefit from) income taxes. For the fiscal quarter and three fiscal quarters ended August 4, 2019, our benefit from income taxes was $171 million and $410 million, respectively, compared to a provision for income taxes of $32 million and a benefit from income taxes of $8,391 million for the fiscal quarter and three fiscal quarters ended August 5, 2018, respectively. The decrease in tax benefit for the three fiscal quarters ended August 4, 2019 was primarily due to tax effects of a change in law, resulting from the enactment of the U.S. Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) in the prior year fiscal period.
The benefit from income taxes for the fiscal quarter and three fiscal quarters ended August 4, 2019, was primarily due to a benefit from deferred tax remeasurement in a foreign jurisdiction, a tax benefit related to internal reorganizations, and excess tax benefits from stock-based awards that vested or were exercised during the period. The current year fiscal periods also include the impact of several provisions of the 2017 Tax Reform Act that take effect for us for the first time in fiscal year 2019, including a new minimum tax on certain foreign earnings, known as Global Intangible Low-taxed Income (“GILTI”), a new incentive for foreign-derived intangible income, changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. We have elected to account for GILTI as a period cost rather than on a deferred basis.
Additionally, for the three fiscal quarters ended August 4, 2019, our benefit from income taxes was due to recognition of gross uncertain tax benefits as a result of audit settlements, lapses of statutes of limitations and a partial release of our valuation allowance resulting from the CA Merger, partially offset by a change in estimate of our fiscal year 2018 provision resulting from regulations issued related to the 2017 Tax Reform Act.
The provision for income taxes for the fiscal quarter ended August 5, 2018 was primarily due to profits from continuing operations, partially offset by a net discrete benefit which included excess tax benefits from stock-based awards that vested or were exercised during the period.
The benefit from income taxes for the three fiscal quarters ended August 5, 2018 was principally a result of provisional income tax benefits realized from the enactment of the 2017 Tax Reform Act, signed into law on December 22, 2017 and the Redomiciliation Transaction. The 2017 Tax Reform Act made significant changes to the U.S. Internal Revenue Code, including, but not limited to, a decrease in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and the transition tax on the mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations as of December 31, 2017.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of August 4, 2019 consisted of: (i) $5,462 million in cash and cash equivalents, (ii) cash we expect to generate from operations, (iii) available capacity under our $5 billion revolving credit facility (the “Revolving Facility”), and (iv) available capacity under our $2 billion commercial paper program. In addition, we may also generate cash from the sale of assets from time to time.

Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, including our pending acquisition of the Symantec Business, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to outstanding indebtedness, (vi) payment of income taxes, including taxes resulting from the intercompany transfer of IP, and (vii) stock repurchases, if any. In April 2018, we began settling withholding tax amounts due upon vesting of compensatory equity awards using cash on hand, and withholding from the grant recipient that number of shares having a value equivalent to the withholding tax amount (“Tax Shares”). This net settlement method reduces the dilutive effects of such awards as they vest. Previously, Tax Shares were issued and mandatorily sold into the market, and the cash proceeds were used to pay such withholding tax amounts. This change results in an increased use of our cash as our outstanding equity awards vest. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
Our debt and liquidity needs will also increase as a result of the pending acquisition of the Symantec Business. We intend to fund the estimated $10.7 billion of cash consideration needed for that transaction with new debt financing. However, we expect our capital expenditures for fiscal year 2019 will be lower than fiscal year 2018.
We believe that our cash and cash equivalents on hand and cash flows from operations, combined with current borrowing availability under the Revolving Facility and our commercial paper program, as well as our committed debt funding related to the pending acquisition of the Symantec Business, will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.
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
Working Capital
Working capital decreased to $2,616 million at August 4, 2019 from $6,769 million at November 4, 2018. The decrease was attributable to the following:

•	Current portion of long-term debt increased to $3,537 million at August 4, 2019 due to certain debt instruments becoming due within the next twelve months.

•
Other current liabilities increased to $3,174 million at August 4, 2019 from $812 million at November 4, 2018, primarily due to the CA Merger and increases in contract liabilities from adoption of Accounting Standard Codification Topic 606 (“Topic 606”), notional pooling liabilities, restructuring reserves, taxes payable and interest payable.

•	Accounts payable increased to $996 million at August 4, 2019 from $811 million at November 4, 2018, primarily due to timing of vendor payments and increases due to the CA Merger.

•	Inventory decreased to $1,091 million at August 4, 2019 from $1,124 million at November 4, 2018 primarily due to consumption to support customer shipments.
These decreases in working capital were offset in part by the following:

•
Cash and cash equivalents increased to $5,462 million at August 4, 2019 from $4,292 million at November 4, 2018, primarily due to $30,138 million in proceeds from borrowings, $7,218 million in net cash provided by operating activities and $957 million in proceeds from the sale of Veracode, partially offset by $16,027 million paid for the CA Merger, $12 billion of debt repayments, $5,002 million of common stock repurchases and $3,181 million of dividend payments.

•
Other current assets increased to $806 million at August 4, 2019 from $366 million at November 4, 2018, primarily due to assets acquired in the CA Merger and increases in contract assets from adoption of Topic 606 and prepaid taxes.

•
Accounts receivable increased to $3,539 million at August 4, 2019 from $3,325 million at November 4, 2018 primarily due to revenue linearity and an increase due to the CA Merger, partially offset by $375 million of receivables sold through factoring arrangements.

•
Employee compensation and benefits liabilities decreased to $575 million at August 4, 2019 from $715 million at November 4, 2018 primarily due to the timing of employee bonus plan payments, partially offset by increases attributable to the CA Merger.

Working capital decreased to $6,508 million at August 5, 2018 from $13,294 million at October 29, 2017. The decrease was attributable to the following:

•
Our cash and cash equivalents decreased to $4,136 million at August 5, 2018 from $11,204 million at October 29, 2017, primarily due to $5,725 million of common stock repurchases, $4,780 million paid for Brocade Communications Systems, Inc. (“Brocade”), and $2,275 million of dividend and distribution payments, partially offset by $6,245 million in net cash provided by operating activities.

•
Other current assets decreased to $333 million at August 5, 2018 from $724 million at October 29, 2017, primarily due to lower prepaid expenses and prepaid taxes as a result of the 2017 Tax Reform Act.

•	Inventory decreased to $1,216 million at August 5, 2018 from $1,447 million at October 29, 2017, primarily due to the timing of a major customer's new handset ramp.
These decreases in working capital were offset in part by the following:

•
Accounts receivable increased to $3,010 million at August 5, 2018 from $2,448 million at October 29, 2017, primarily due to Brocade FC SAN revenue. Days sales outstanding increased to 54 days at August 5, 2018 compared to 46 days at October 29, 2017, driven by higher revenue in the last month of the fiscal quarter ended August 5, 2018 and a temporary extension of payment terms to support the Brocade FC SAN distributor consolidation. This increase was partially offset by $305 million of receivables sold through factoring arrangements.

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
During the three fiscal quarters ended August 4, 2019, we repurchased and retired approximately 19 million shares of our common stock at a weighted average price of $256.79 under this stock repurchase program. As of August 4, 2019, $5,740 million of the current authorization remained available under our stock repurchase program.
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

	Three Fiscal Quarters Ended
	August 4, 2019	August 5, 2018

	(In millions, except per share data)
Cash dividends and distributions declared and paid per share/unit	$7.95	$5.25
Cash dividends and distributions paid	$3,181	$2,275
Stock repurchases	$5,002	$5,725
In addition, during the three fiscal quarters ended August 4, 2019, we paid approximately $818 million in employee withholding taxes due upon the vesting of, and related to net settled equity awards. We withheld approximately 3 million shares of common stock from employees in connection with such net share settlements.

Cash Flows

	Three Fiscal Quarters Ended
	August 4, 2019	August 5, 2018

	(In millions)
Net cash provided by operating activities	$7,218	$6,245
Net cash used in investing activities	(15,334)	(4,556)
Net cash provided by (used in) financing activities	9,286	(8,757)
Net change in cash and cash equivalents	$1,170	$(7,068)
Operating Activities
Cash provided by operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. The $973 million increase in cash provided by operations during the three fiscal quarters ended August 4, 2019 compared to the three fiscal quarters ended August 5, 2018 was due to the impact of net income and changes in assets and liabilities, partially offset by adjustments for non-cash items. Net income in each period reflects significant non-cash benefits from income taxes. For the three fiscal quarters ended August 4, 2019, the non-cash income tax benefit of $708 million principally resulted from the recognition of uncertain tax benefits due to audit settlements and lapses of statutes of limitations as well as the release of a portion of our valuation allowance as a result of the CA Merger. The non-cash income tax benefit for the three fiscal quarters ended August 5, 2018 principally resulted from the enactment of the 2017 Tax Reform Act. These non-cash benefits are included in the deferred taxes and other non-cash taxes line in the condensed consolidated statement of cash flows. Other non-cash adjustments to net income during the three fiscal quarters ended August 4, 2019, as compared to the three fiscal quarters ended August 5, 2018, primarily included increases in amortization of intangible assets, stock-based compensation and restructuring charges. In addition, cash provided by operating activities in each period was affected by changes in working capital, as discussed above.
Investing Activities
Cash used in investing activities primarily consisted of cash used for acquisitions, capital expenditures and investments, partially offset by proceeds from sales of businesses and assets. The $10,778 million increase in cash used in investing activities during the three fiscal quarters ended August 4, 2019 compared to the three fiscal quarters ended August 5, 2018 was primarily related to $16,027 million paid for the CA Merger in the three fiscal quarters ended August 4, 2019 compared to $4,780 million paid for the acquisition of Brocade in the three fiscal quarters ended August 5, 2018, partially offset by decreases of $244 million in purchases of investments and $193 million in capital expenditures and an increase of $175 million in proceeds from sales of businesses.
Financing Activities
Cash from financing activities primarily consisted of net proceeds and payments related to our long-term-debt, dividend and distribution payments, stock repurchases, and the issuance of common stock pursuant to our employee equity incentive award plans. The $18,043 million increase in cash provided by financing activities during the three fiscal quarters ended August 4, 2019 compared to the three fiscal quarters ended August 5, 2018 was primarily due to an increase of $18,994 million in net proceeds from borrowings, partially offset by an increase of $60 million in common stock repurchases and an increase of $906 million of dividend payments.
Indebtedness
See Note 7. “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information related to our indebtedness.
Contractual Commitments
See Note 11. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at August 4, 2019 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
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
Interest Rate Risk
At August 4, 2019, we had $6 billion of outstanding term loans, which are subject to floating interest rates. A 1% change in the interest rate would affect interest expense on our term loans by approximately $61 million over the next 12 months.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of August 4, 2019. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of August 4, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are dependent on a small number of end customers, original equipment manufacturers (“OEMs”), their respective contract manufacturers, and certain distributors for a majority of our business, revenue and results of operations. For the three fiscal quarters ended August 4, 2019, sales to distributors accounted for 44% of our net revenue. Direct sales to WT Microelectronics accounted for 15% of our net revenue for the three fiscal quarters ended August 4, 2019. We believe our aggregate sales to our top five end customers, through all channels, accounted for approximately 33% and 34% of our net revenue for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% of our net revenue for each of the fiscal quarter and three fiscal quarters ended August 4, 2019. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
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
We utilize Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) to produce the substantial majority of our semiconductor wafers. TSMC manufactured approximately 85% of the wafers manufactured by our contract manufacturers during the three fiscal quarters ended August 4, 2019. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could harm our business, results of operations and gross margin.
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
A general slowdown in the global economy or in a particular region or industry, an increase in trade tensions with U.S. trading partners or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. In recent periods, investor and customer concerns about the global economic outlook have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt. An escalation of recent trade tensions between the U.S. and China has resulted in trade restrictions and increased tariffs that harm our ability to participate in Chinese markets or compete effectively with Chinese companies. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers and consumers to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to such restrictions or tariffs, (iii) lead to the insolvency or consolidation of key suppliers and customers, and (iv) intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.
We may pursue acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.
Our growth strategy includes the acquisition of, and investment in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities, such as our pending acquisition of the Symantec Business. We may also enter into strategic alliances or joint ventures to achieve these goals. We may not be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, or to consummate any such transactions. In addition, our original estimates and assumptions used in assessing any transaction may be inaccurate and we may not realize the expected financial or strategic benefits of any such transaction, including the pending acquisition of the Symantec Business.
Any acquisitions, including the pending acquisition of the Symantec Business, we may undertake involve risks and uncertainties, such as unexpected delays, challenges and related expenses, and diversion of management’s attention. For example, regulatory approvals required in connection with an acquisition, such as those from the U.S. Department of Justice, the U.S. Federal Trade Commission (“FTC”), the European Commission Directorate-General for Competition or, where applicable, the China State Administration for Market Regulation, may take longer than anticipated to obtain, may not be obtained at all or may contain materially burdensome conditions. If any conditions or changes to the structure of an acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of such acquisition or reducing our anticipated benefits of the transaction. If we agree to any material conditions in order to obtain any such approvals or if we fail to comply with any such conditions, our business and results of operations may be adversely affected. The acquisition of the Symantec Business is structured as an asset purchase and is also subject to additional risks, including our ability to effectively identify and timely transfer the assets and liabilities of the Symantec Business, the need to assign or novate Symantec Business customer contracts from Symantec and its subsidiaries to us, many of which require customer consent that may be withheld or delayed, the need to identify and directly hire Symantec Business employees, and the need to identify, manage and coordinate the performance of Symantec personnel who will not be our employees, but who will be required to provide services to us on a transitional basis under a transition services agreement following the closing of the transaction. If we fail to complete an acquisition, our stock price could fall to the extent the price reflects an assumption that such acquisition will be completed, and we may incur significant unrecoverable costs. Further, the failure to consummate an acquisition may result in negative publicity and adversely impact our relationships with our customers, vendors and employees. We may become subject to legal proceedings relating to the acquisition and the integration of acquired businesses may not be successful.
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
These difficulties may be complicated by factors such as the size of the business or entity acquired, geographic and cultural differences, lack of experience operating in the industry or geographic markets of the acquired business, potential loss of key employees and customers, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business’ technology, failure to realize the benefits of transition services arrangements, exposure to unanticipated liabilities of the acquired business, insufficient revenue to offset increased expenses associated with the acquisition, adverse tax consequences and our potential inability to achieve the growth prospects or synergies expected from any such acquisition. In addition, to ensure that its products are continually enhanced to protect against constantly evolving, increasingly sophisticated and wide-spread cyber-threats, Symantec currently relies on threat intelligence gathered from both its enterprise and consumer businesses. We and Symantec have agreed to continue sharing threat intelligence relating to the Symantec Business and the remaining Symantec consumer business, respectively, following the closing of the transaction. Failure to continue to receive such threat intelligence could cause the Symantec Business products to become less effective and adversely affect our business. Failure to manage and successfully integrate acquired businesses, or to improve margins of the acquired businesses and products, could materially harm our business, operating results and margins.
Any future acquisitions we make (including the acquisition of the Symantec Business) may require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially negatively affect our credit ratings, and in the case of equity or equity-linked financing, would be dilutive to our existing stockholders. Any downgrades in our credit ratings could adversely affect our ability to borrow by resulting in more restrictive borrowing terms or increased borrowing costs. As a result, we may be unable to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability of acquired businesses or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.
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
The completion of the CA Merger was a key step in strategically developing our business from being predominately a semiconductor solutions provider to being a broad-based infrastructure technology provider focused on mission critical technology. Although we expect significant benefits to result from the CA Merger, there can be no assurance that we will be able to successfully realize these benefits. Achieving these benefits will depend, in part, on our ability to effectively (i) manage a new business that licenses products under contracts that need to be regularly renewed, instead of selling products, (ii) continue to change the CA business strategy to focus on renewing contracts for mission critical software with existing core clients, and expanding the adoption of other existing CA offerings with these clients, (iii) compete in an industry in which we have limited experience and (iv) conduct business in countries in which we have not previously operated extensively or at all.
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
Our business is subject to various international laws and other legal requirements, including packaging, product content, labor and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders, and many of our semiconductor products are regulated or sold into regulated industries. These laws, regulations and orders are complex, may change frequently and with limited notice, have generally become more stringent over time and have intensified under the current U.S. administration, especially in light of recent trade tensions with China. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. For example, on May 15, 2019, the U.S. Department of Commerce added Huawei Technologies Co. Ltd., one of our customers, to its “Entity List” and placed certain export restrictions on Huawei and its suppliers, which required us to suspend certain sales to Huawei during the pendency of such restrictions and which has had a corresponding adverse effect on our revenue.
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
We sell many of our semiconductor products through distributors who maintain their own inventory of our products for sale to dealers and end customers. Sales to distributors accounted for 44% of our net revenue in the three fiscal quarters ended August 4, 2019. If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter or if they decide to decrease their inventories for any reason, our sales to these distributors and our revenue may decline. We also face the risk that our distributors may increase inventory levels of our products in any particular quarter in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end customer demand, which would harm our business and could adversely affect our revenue in such subsequent periods. We have streamlined the number of distributors we use, making us increasingly dependent on our remaining distributors, which may exacerbate the foregoing risks and increase our related credit risk.
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
A majority of our products are produced and sourced internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of August 4, 2019, approximately 49% of our employees are located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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
We are often involved in legal proceedings, including cases involving our IP rights and those of others, anti-competition and commercial matters, acquisition-related suits, securities class action suits, employee-related claims and other actions. Some of these actions may seek injunctive relief, including injunctions or exclusion orders against the sale of our products and substantial monetary damages, which if granted or awarded could materially harm our business, financial condition and results of operations. From time to time, we may also be involved or required to participate in regulatory investigations or inquiries, such as the ongoing investigations by the FTC and the European Commission into certain of our contracting practices, which may evolve into legal or other administrative proceedings. Litigation or settlement of such actions, regardless of their merit, or involvement in regulatory investigations or inquiries, can be complex, can extend for a protracted period of time, can divert the efforts and attention of our management and technical personnel, and is frequently costly, with the related expenditures unpredictable. An unfavorable resolution of a governmental investigation may include, among others, fines or other orders to disgorge profits or make other payments, and/or the issuance of orders to cease certain conduct and/or modify our contracting practices, any or all of which could materially adversely affect our reputation and our business, financial condition and results of operations.
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
Many of our customer agreements, and in some cases our asset sale agreements, and/or the laws of certain jurisdictions may require us to indemnify our customers or purchasers for third-party IP infringement claims, including costs to defend those claims, and payment of damages in the case of adverse rulings. However, our contract manufacturers and suppliers may or may not be required to indemnify us should we or our customers be subject to such third-party claims. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we will prevail in such proceedings, given the complex technical issues and inherent uncertainties in IP litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

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
Our manufacturing processes rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our semiconductor materials, components and finished goods used in our products from a few materials providers, some of which are single source suppliers. During the three fiscal quarters ended August 4, 2019, we purchased approximately two-thirds of the materials for our manufacturing processes from 5 materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our materials providers. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
The foregoing factors are often difficult to predict, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses are relatively fixed in nature due to our significant sales, research and development, and internal manufacturing overhead expenses. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful or a reliable indicator of our future performance. If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, a significant decline in the trading price of our common stock may occur, which may happen immediately or over time.
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
Our gross margin is highly dependent on product mix, which is susceptible to seasonal and other fluctuations in our markets. A shift in sales mix away from our higher margin products, as well as the timing and amount of our software licensing and non-product revenue, could adversely affect our future gross margin percentages. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand or reductions in our technological lead, compared to our competitors, and other factors may lead to further price erosion, lower revenue and lower margin for us in the future.
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

Certain of our software products are intended to manage and secure IT infrastructures and environments, and as a result, we expect these products to be ongoing targets of cybersecurity attacks. Open source code or other third-party software used in these products could also be targeted. Additionally, we use third-party data centers, including for part of our SaaS business, which may also be subject to hacking incidents. Although we continually seek to improve our countermeasures to prevent such incidents, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on us and our customers. Cybersecurity attacks could require significant expenditures of our capital and diversion of our resources. Additionally, efforts by malicious cyber actors or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. A successful cybersecurity attack involving our products and IT infrastructure could also negatively impact the market perception of their effectiveness.
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
As of August 4, 2019, our indebtedness under the 2017 Senior Notes, the 2019 Senior Notes and the Assumed CA Senior Notes was $17,550 million, $11,000 million and $2,250 million, respectively. In addition, $6,000 million was outstanding under the 2019 Term Loans. This amount does not reflect any debt that we may incur in connection with the acquisition of the Symantec Business. We expect to maintain significant levels of indebtedness going forward.
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
The trading price of our common stock has, at times, fluctuated significantly and could be subject to wide fluctuations in response to any of the risk factors listed in this “Risk Factors” section, and others, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	issuance of new or updated research or other reports by securities analysts;

•	fluctuations in the valuation and results of operations of our significant customers as well as companies perceived by investors to be comparable to us;

•	announcements of proposed acquisitions by us or our competitors;

•	announcements of, or expectations of, additional debt or equity financing transactions;

•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;

•	changes in our dividend or stock repurchase policies;

•	the initiation or conclusion of legal proceedings or government inquiries or investigations involving Broadcom;

•	announcement or imposition of restrictive governmental actions, such as import/export restrictions, duties and quotas, trade sanctions or customs duties and tariffs that may affect our business; and

•	unsubstantiated news reports or other inaccurate publicity regarding us or our business.
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
The amount, timing and execution of our stock repurchase program may fluctuate based on our priorities for the use of cash for other purposes. These purposes include operational spending, capital spending, acquisitions, repayment of debt and returning cash to our stockholders as dividend payments. Changes in cash flows, tax laws and our stock price could also impact our stock repurchase program.
A substantial amount of our stock is held by a small number of large investors and significant sales of our common stock in the public market by one or more of these holders could cause our stock price to fall.
As of June 30, 2019, we believe 11 of our 20 largest stockholders were active institutional investors who held approximately 32% of our outstanding shares of common stock in the aggregate, with Capital World Investors being our largest stockholder with approximately 11% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
The following table presents details of our various repurchases during the fiscal quarter ended August 4, 2019:

Period	Total Number of Shares Purchased (a)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan

	(In millions, except per share data)
May 6, 2019 — June 2, 2019 (b)	—	$276.15	—	$6,316
June 3, 2019 — June 30, 2019	1	$271.74	1	$6,034
July 1, 2019 — August 4, 2019	1	$287.77	1	$5,740
Total	2	$278.92	2
________________________________
(a) We also paid approximately $241 million in employee withholding taxes due upon the vesting of, and related to net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $271.96 per share. These shares may be deemed to be “issuer purchases” of shares and are not included in this table.
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
		Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	May 29, 2015
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated July 29, 2015, by and between Avago Technologies Limited and Broadcom Corporation.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	July 31, 2015
2.3#	Agreement and Plan of Merger, dated November 2, 2016, by and among Brocade Communications Systems, Inc., Broadcom Limited, Broadcom Corporation and Bobcat Merger Sub, Inc.	Broadcom Limited Current Report on Form 8-K/A (Commission File No. 001-37690)	November 2, 2016
2.4#	Agreement and Plan of Merger, dated as of July 11, 2018, by and among Broadcom Inc., Collie Acquisition Corp. and CA, Inc.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	July 12, 2018
2.5#	Asset Purchase Agreement, dated August 8, 2019, by and between Broadcom Inc. and Symantec Corporation.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	August 9, 2019
3.1	Amended and Restated Certificate of Incorporation	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 4, 2018
3.2	Amended and Restated Bylaws	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 4, 2018
4.1	Form of Common Stock Certificate.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 333-222898)	June 14, 2018
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
		Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 333-222898)	April 5, 2019
10.1	Credit Agreement, dated as of May 7, 2019, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as administrative agent.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 333-222898)	May 7, 2019
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

101.SCH	XBRL Schema Document			X

101.CAL	XBRL Calculation Linkbase Document			X

101.DEF	XBRL Definition Linkbase Document			X

101.LAB	XBRL Labels Linkbase Document			X

101.PRE	XBRL Presentation Linkbase Document			X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Thomas H. Krause, Jr.
Thomas H. Krause, Jr.
Chief Financial Officer
Date: September 13, 2019