Form 10-Q
period 2020-02-02
Broadcom Inc.
filed 2020-03-13
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 2, 2020
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

As of February 28, 2020, there were 399,791,345 shares of our common stock, $0.001 par value per share, outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 2, 2020

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	February 2, 2020	November 3, 2019

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$6,444	$5,055
Trade accounts receivable, net	3,651	3,259
Inventory	944	874
Other current assets	1,070	729
Total current assets	12,109	9,917
Long-term assets:
Property, plant and equipment, net	2,616	2,565
Goodwill	43,472	36,714
Intangible assets, net	21,465	17,554
Other long-term assets	1,344	743
Total assets	$81,006	$67,493
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$985	$855
Employee compensation and benefits	435	641
Current portion of long-term debt	2,311	2,787
Other current liabilities	4,008	2,616
Total current liabilities	7,739	6,899
Long-term liabilities:
Long-term debt	42,407	30,011
Other long-term liabilities	6,464	5,613
Total liabilities	56,610	42,523
Commitments and contingencies (Note 12)
Preferred stock dividend obligation	28	29
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; 8.00% Mandatory Convertible Preferred Stock, Series A, 4 shares issued and outstanding; aggregate liquidation value of $3,738 as of February 2, 2020 and November 3, 2019	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 399 and 398 shares issued and outstanding as of February 2, 2020 and November 3, 2019, respectively	—	—
Additional paid-in capital	24,500	25,081
Retained earnings	—	—
Accumulated other comprehensive loss	(132)	(140)
Total stockholders’ equity	24,368	24,941
Total liabilities and equity	$81,006	$67,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended
	February 2, 2020	February 3, 2019

	(In millions, except per share data)
Net revenue:
Products	$4,204	$4,639
Subscriptions and services	1,654	1,150
Total net revenue	5,858	5,789
Cost of revenue:
Cost of products sold	1,459	1,554
Cost of subscriptions and services	177	138
Amortization of acquisition-related intangible assets	950	833
Restructuring charges	8	56
Total cost of revenue	2,594	2,581
Gross margin	3,264	3,208
Research and development	1,289	1,133
Selling, general and administrative	601	471
Amortization of acquisition-related intangible assets	603	476
Restructuring, impairment and disposal charges	57	573
Total operating expenses	2,550	2,653
Operating income	714	555
Interest expense	(406)	(345)
Other income (expense), net	(4)	68
Income from continuing operations before income taxes	304	278
Benefit from income taxes	(76)	(203)
Income from continuing operations	380	481
Income (loss) from discontinued operations, net of income taxes	5	(10)
Net income	385	471
Dividends on preferred stock	74	—
Net income attributable to common stock	$311	$471

Comprehensive income	$385	$471

Basic income per share attributable to common stock:
Income per share from continuing operations	$0.77	$1.20
Income (loss) per share from discontinued operations	0.01	(0.03)
Net income per share	$0.78	$1.17

Diluted income per share attributable to common stock:
Income per share from continuing operations	$0.73	$1.15
Income (loss) per share from discontinued operations	0.01	(0.03)
Net income per share	$0.74	$1.12

Weighted-average shares used in per share calculations:
Basic	398	401
Diluted	420	419
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Fiscal Quarter Ended
	February 2, 2020	February 3, 2019

	(In millions)
Cash flows from operating activities:
Net income	$385	$471
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	1,582	1,316
Depreciation	146	143
Stock-based compensation	545	465
Deferred taxes and other non-cash taxes	(72)	(379)
Non-cash restructuring, impairment and disposal charges	11	92
Non-cash interest expense	35	13
Other	19	(21)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(392)	68
Inventory	40	50
Accounts payable	117	(169)
Employee compensation and benefits	(217)	(458)
Other current assets and current liabilities	346	506
Other long-term assets and long-term liabilities	(223)	35
Net cash provided by operating activities	2,322	2,132
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(10,870)	(16,027)
Proceeds from sale of business	—	957
Purchases of property, plant and equipment	(108)	(99)
Other	(9)	(24)
Net cash used in investing activities	(10,987)	(15,193)
Cash flows from financing activities:
Proceeds from long-term borrowings	15,381	17,896
Repayment of debt	(4,537)	—
Other borrowings, net	718	531
Payment of dividends	(1,372)	(1,067)
Repurchases of common stock - repurchase program	—	(3,436)
Shares repurchased for tax withholdings on vesting of equity awards	(169)	(77)
Issuance of common stock	37	62
Other	(4)	(47)
Net cash provided by financing activities	10,054	13,862
Net change in cash and cash equivalents	1,389	801
Cash and cash equivalents at beginning of period	5,055	4,292
Cash and cash equivalents at end of period	$6,444	$5,093
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — UNAUDITED Fiscal Quarter Ended February 2, 2020

	8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of November 3, 2019	4	$—	398	$—	$25,081	$—	$(140)	$24,941
Net income	—	—	—	—	—	385	—	385
Cumulative effect of accounting change	—	—	—	—	—	(10)	8	(2)
Fair value of partially vested equity awards assumed in connection with an acquisition	—	—	—	—	1	—	—	1
Dividends to common stockholders	—	—	—	—	(996)	(301)	—	(1,297)
Dividends to preferred stockholders	—	—	—	—	—	(74)	—	(74)
Common stock issued	—	—	2	—	37	—	—	37
Stock-based compensation	—	—	—	—	545	—	—	545
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(168)	—	—	(168)
Balance as of February 2, 2020	4	$—	399	$—	$24,500	$—	$(132)	$24,368
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — UNAUDITED Fiscal Quarter Ended February 3, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of November 4, 2018	408	$—	$23,285	$3,487	$(115)	$26,657
Net income	—	—	—	471	—	471
Cumulative effect of accounting change	—	—	—	8	(1)	7
Fair value of partially vested equity awards assumed in connection with the acquisition of CA, Inc.	—	—	67	—	—	67
Dividends to common stockholders	—	—	—	(1,067)	—	(1,067)
Common stock issued	2	—	62	—	—	62
Stock-based compensation	—	—	540	—	—	540
Repurchases of common stock	(14)	—	(796)	(2,640)	—	(3,436)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(77)	—	—	(77)
Balance as of February 3, 2019	396	$—	$23,081	$259	$(116)	$23,224
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview, Basis of Presentation and Significant Accounting Policies
Overview
Broadcom Inc. (“Broadcom”), a Delaware corporation, is a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, automate, manage and secure applications across mainframe, distributed, mobile and cloud platforms. We also offer a cybersecurity solutions portfolio, including data loss prevention, endpoint protection, and web, email and cloud security solutions. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom and its consolidated subsidiaries.
On November 4, 2019, we completed the purchase of certain assets and assumption of certain liabilities of the Symantec Corporation Enterprise Security business (the “Symantec Business”) for $10.7 billion in cash (the “Symantec Asset Purchase”). The results of operations of the Symantec Business are included in the unaudited condensed consolidated financial statements commencing as of the acquisition date.
During the first quarter of our fiscal year ending November 1, 2020 (“fiscal year 2020”), we changed our organizational structure, resulting in two reportable segments: semiconductor solutions and infrastructure software. Prior period segment results have been recast to conform to the current presentation.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year 2020 is a 52-week fiscal year. The first quarter of our fiscal year 2020 ended on February 2, 2020, the second quarter ends on May 3, 2020 and the third quarter ends on August 2, 2020. Our fiscal year ended November 3, 2019 (“fiscal year 2019”) was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 3, 2019 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2019 as filed with the Securities and Exchange Commission (the “SEC”). All intercompany transactions and balances have been eliminated in consolidation. The operating results for the fiscal quarter ended February 2, 2020 are not necessarily indicative of the results that may be expected for fiscal year 2020, or for any other future period.
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
Reclassifications. Certain reclassifications have been made to the prior period condensed consolidated statement of cash flows to conform to current period presentation. These reclassifications had no impact on previously reported net cash activities.
Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (“Topic 842”), which requires a lessee to recognize lease assets and lease liabilities on the balance sheet for operating leases. At the beginning of fiscal year 2020, we adopted Topic 842 using the optional adoption method, whereby no adjustment to the financial statements of the comparative period is required. Upon adoption, we recorded net right-of-use (“ROU”) assets of $545 million and lease liabilities of $591 million and there were no cumulative effect adjustments as of November 4, 2019. The net ROU assets included the effect of reclassifying deferred rent and a portion of facilities-related restructuring reserves as an offset in accordance with the transition guidance. The standard did not materially affect the condensed consolidated statement of operations and comprehensive income and the condensed consolidated statement of cash flows. See Note 5. “Leases” for further information.
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
Disaggregation
We have considered (1) information that is regularly reviewed by our Chief Executive Officer, who has been identified as the Chief Operating Decision Maker (the “CODM”) as defined by the authoritative guidance on segment reporting, in evaluating financial performance and (2) disclosures presented outside of our financial statements in our earnings releases and used in investor presentations to disaggregate revenues. The principal category we use to disaggregate revenues is the nature of our products and subscriptions and services, as presented in our condensed consolidated statements of operations and comprehensive income. In addition, revenues by reportable segment are presented in Note 11. “Segment Information”.
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended February 2, 2020
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$440	$3,451	$313	$4,204
Subscriptions and services (a)	1,099	169	386	1,654
Total	$1,539	$3,620	$699	$5,858

	Fiscal Quarter Ended February 3, 2019
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$617	$3,720	$302	$4,639
Subscriptions and services (a)	816	114	220	1,150
Total	$1,433	$3,834	$522	$5,789
________________________________
(a) Subscriptions and services predominantly includes software licenses with termination for convenience clauses.
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose net revenue by region based on the geographic shipment or delivery location specified by distributors, original equipment manufacturers, contract manufacturers, channel partners, or software customers.
Contract Balances
Contract assets and contract liabilities balances were as follows:

	Contract Assets	Contract Liabilities

	(In millions)
Balance as of November 3, 2019	$259	$1,808

Balance as of February 2, 2020 (a)	$208	$3,668

________________________________
(a) Contract liabilities associated with the Symantec Business were included in the balance as of February 2, 2020.

	Contract Assets	Contract Liabilities

	(In millions)
Balance as of November 5, 2018 (a)	$18	$272

Balance as of February 3, 2019	$173	$2,209
________________________________
(a) We adopted ASU 2014-09, Revenue from Contracts with Customers, on November 5, 2018, immediately prior to the acquisition of CA, Inc. (“CA”). Accordingly, the opening balance does not include contract assets or contract liabilities associated with CA.
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements which may include termination for convenience provisions. The amount of revenue recognized during the fiscal quarter ended February 2, 2020 that was included in the contract liabilities balance as of November 3, 2019 was $669 million. The amount of revenue recognized during the fiscal quarter ended February 3, 2019 that was included in the contract liabilities balance as of November 5, 2018 was $93 million.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts for CA where the customer is not committed. The customer is not considered committed when termination for convenience without payment of a substantive penalty exists. This has been extended to all CA customers, either contractually or through customary business practice. Additionally, as a practical expedient, we have not included contracts that have an original duration of one year or less nor have we included contracts with sales-based and usage-based royalties promised in exchange for a license of intellectual property (“IP”).
Because the substantial majority of our customer contracts allow our customers to terminate for convenience or have an original duration of one year or less, the total amount of the transaction price allocated to remaining performance obligations as of February 2, 2020 was not material. Since our customers generally do not exercise their termination for convenience rights and the majority of the contracts we execute for products, as well as subscription and services, have a duration of one year or less, our remaining performance obligations are not indicative of revenue for future periods.
3. Acquisitions
Acquisition of Symantec Corporation’s Enterprise Security Business
On November 4, 2019 (the “Symantec Asset Purchase Date”), we completed the purchase of the Symantec Business, which was an established leader in cybersecurity, for $10.7 billion in cash. We acquired the Symantec Business to expand our footprint of mission critical infrastructure software with our existing customer base. The Symantec Business includes a deep and broad mix of products, services and solutions, unifying cloud and on-premises security to provide advanced threat protection and information protection across endpoints, network, email and cloud applications. We financed the Symantec Asset Purchase with the net proceeds from borrowings under the 2020 Term Loans, as defined in Note 8. “Borrowings”.
We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values, which were based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, we may further revise our preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the Symantec Asset Purchase Date). Any such revisions or changes may be material.

The following table presents our preliminary allocation of the total purchase price:

Estimated Fair Value
(In millions)
Current assets	$258
Goodwill	6,650
Intangible assets	5,413
Other long-term assets	93
Total assets acquired	12,414
Current liabilities	(1,126)
Other long-term liabilities	(588)
Total liabilities assumed	(1,714)
Fair value of net assets acquired	$10,700

Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the Symantec Business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the Symantec Asset Purchase. Substantially all goodwill is deductible for tax purposes.
Current assets and current liabilities included amounts held-for-sale related to the acquired Symantec Cyber Security Services (“CSS”) business. The CSS business was not aligned with our acquisition-date strategic objectives and in January 2020, we entered into an agreement to sell this business. Accordingly, the results of CSS are presented in discontinued operations.
Revenue attributable to the Symantec Business has been included in our infrastructure software segment. Transaction costs related to the Symantec Asset Purchase of $104 million were included in selling, general and administrative expense for the fiscal quarter ended February 2, 2020.
Intangible Assets

	Fair Value	Weighted-Average Amortization Periods
	(In millions)	(In years)
Developed technology	$2,902	5
Customer contracts and related relationships	2,410	5
Trade names	90	6
Order backlog	11	3
Total identified intangible assets	$5,413

Developed technology relates to products used for cybersecurity solutions, including data loss prevention, endpoint protection, network security, email security and cloud application security. We valued the developed technology using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
Customer contracts and related relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of the Symantec Business. Customer contracts and related relationships were valued using the with-and-without-method under the income approach. In the with-and-without method, the fair value was measured by the difference between the present values of the cash flows with and without the existing customers in place over the period of time necessary to reacquire the customers. The economic useful life was determined by evaluating many factors, including the useful life of other intangible assets, the length of time remaining on the acquired contracts and the historical customer turnover rates.
Order backlog represents business under existing contractual obligations. The fair value of backlog was determined using the multi-period excess earnings method under the income approach based on expected operating cash flows from future contractual revenue. The economic useful life was determined based on the expected life of the backlog and the cash flows over the forecast period.

Trade name relates to the “Symantec” trade name. The fair value was determined by applying the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue under the trade name. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecast period.
We believe the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the Symantec Asset Purchase Date.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if we had completed the Symantec Asset Purchase as of the beginning of fiscal year 2019. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges related to the acquisition and transaction costs. For fiscal year 2019, non-recurring pro forma adjustments directly attributable to the Symantec Asset Purchase included transaction costs of $130 million. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2019 or of the results of our future operations of the combined business.

	Fiscal Quarter Ended
	February 2, 2020	February 3, 2019

	(In millions)
Pro forma net revenue	$5,639	$6,333
Pro forma net income attributable to common stock	$229	$316

Other Acquisitions
During the fiscal quarter ended February 2, 2020, we also completed three other acquisitions qualifying as business combinations for total consideration of $201 million, of which $108 million was allocated to goodwill and $46 million was allocated to intangible assets. We do not consider these acquisitions to be material, individually or in the aggregate, to our condensed consolidated statements of operations and comprehensive income.
Acquisition of CA, Inc.
On November 5, 2018, we acquired CA for total consideration of $16.1 billion, net of cash acquired (“CA Merger”). CA was a leading provider of information technology management software and solutions. We acquired CA to enhance our infrastructure software capabilities.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for the period presented, as if CA had been acquired as of the beginning of our fiscal year ended November 4, 2018 (“fiscal year 2018”). The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges related to the acquisition and transaction costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined business.

Fiscal Quarter Ended
February 3, 2019

Pro forma net revenue	$5,561
Pro forma net income attributable to common stock	$795

4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $1,167 million and $850 million of time deposits as of February 2, 2020 and November 3, 2019, respectively. As of February 2, 2020 and November 3, 2019, cash equivalents also included $716 million and $649 million of money-market funds, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreements were $901 million during the fiscal quarter ended February 2, 2020. Factoring fees for the sales of receivables were recorded in other income (expense), net and were not material for the fiscal quarter ended February 2, 2020. There were no accounts receivable factoring activities during the fiscal quarter ended February 3, 2019.
Inventory

	February 2, 2020	November 3, 2019

	(In millions)
Finished goods	$359	$339
Work-in-process	427	414
Raw materials	158	121
Total inventory	$944	$874

Other Current Assets

	February 2, 2020	November 3, 2019

	(In millions)
Prepaid expenses	$420	$302
Other (miscellaneous)	650	427
Total other current assets	$1,070	$729

Other Current Liabilities

	February 2, 2020	November 3, 2019

	(In millions)
Contract liabilities	$2,880	$1,501
Other (miscellaneous)	1,128	1,115
Total other current liabilities	$4,008	$2,616

Other Long-Term Liabilities

	February 2, 2020	November 3, 2019

	(In millions)
Unrecognized tax benefits	$3,297	$3,269
Contract liabilities	788	307
Other (miscellaneous)	2,379	2,037
Total other long-term liabilities	$6,464	$5,613

Supplemental Cash Flow Information

	Fiscal Quarter Ended
	February 2, 2020	February 3, 2019

	(In millions)
Cash paid for interest	$381	$423
Cash paid for income taxes	$131	$95

As of February 2, 2020 and November 3, 2019, we had $46 million and $35 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant and equipment in the condensed consolidated statements of cash flows in the period in which they are paid.
5. Leases
Effective November 4, 2019, we adopted Topic 842 using the optional adoption method and elected practical expedients which allowed us to account for the lease and non-lease components as a single component. In addition, we elected not to reassess whether any expired or existing contracts contain leases and the corresponding lease classification and initial direct costs. The practical expedients were applied across our lease portfolios.
We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluate whether the lease is an operating lease or a finance lease at the commencement date. We recognize ROU assets and lease liabilities for operating and finance leases with terms greater than 12 months. ROU assets represent our right to use an asset for the lease term, while lease liabilities represent our obligation to make lease payments. Operating and finance lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. We use the implicit interest rate or, if not readily determinable, our incremental borrowing rate as of the lease commencement date to determine the present value of lease payments. The incremental borrowing rate is based on our unsecured borrowing rate, adjusted for the effects of collateral. Operating and finance lease ROU assets are recognized net of any lease prepayments and incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized based on the effective-interest method over the lease term.
We entered into operating and finance leases for our facilities, data centers and certain equipment. For the fiscal quarter ended February 2, 2020, we recorded $25 million of operating lease expense and $2 million of finance lease expense. For the fiscal quarter ended February 3, 2019, rent expense was $67 million.

Other information related to leases was as follows:

Fiscal Quarter Ended
February 2, 2020
(In millions)
Cash paid for operating leases included in operating cash flows	$32
ROU assets obtained in exchange for operating lease obligation	$642
ROU assets obtained in exchange for finance lease obligation	$57

February 2, 2020
Weighted-average remaining lease term – operating leases (In years)	11
Weighted-average remaining lease term – finance leases (In years)	5
Weighted-average discount rate – operating leases	3.70%
Weighted-average discount rate – finance leases	3.33%

Supplemental balance sheet information related to leases was as follows:

	Classification on the Condensed Consolidated Balance Sheet	February 2, 2020
		(In millions)
ROU assets - operating leases	Other long-term assets	$620
ROU assets - finance leases	Property, plant and equipment, net	$55

Short-term lease liabilities - operating leases	Other current liabilities	$95
Long-term lease liabilities - operating leases	Other long-term liabilities	$568
Short-term lease liabilities - finance leases	Current portion of long-term debt	$11
Long-term lease liabilities - finance leases	Long-term debt	$44

The maturities of lease liabilities were as follows:

	February 2, 2020
	Operating Lease	Finance Lease

	(In millions)
2020 (remainder)	$87	$9
2021	110	13
2022	87	13
2023	80	13
2024	59	12
Thereafter	403	—
Total undiscounted liabilities	826	60
Less: interest	163	5
Present value of lease liabilities	$663	$55

As of November 3, 2019, future minimum lease payments under non-cancelable lease liabilities prior to our adoption of Topic 842 were as follows:

November 3, 2019
(In millions)
2020	$115
2021	99
2022	80
2023	69
2024	47
Thereafter	390
Total minimum lease payments	$800

6. Goodwill and Intangible Assets
Goodwill

	Semiconductor Solutions	Infrastructure Software	IP Licensing	Total

	(In millions)
Balance as of November 3, 2019	$25,929	$10,776	$9	$36,714
Reallocation due to change in segments	9	—	(9)	—
Acquisitions	35	6,723	—	6,758
Balance as of February 2, 2020	$25,973	$17,499	$—	$43,472

During the first quarter of fiscal year 2020, we changed our organizational structure to include our IP licensing segment in our semiconductor solutions segment, resulting in two reportable segments: semiconductor solutions and infrastructure software.

Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of February 2, 2020:
Purchased technology	$24,031	$(11,061)	$12,970
Customer contracts and related relationships	8,389	(2,138)	6,251
Order backlog	2,579	(1,140)	1,439
Trade names	797	(262)	535
Other	247	(91)	156
Intangible assets subject to amortization	36,043	(14,692)	21,351
In-process research and development	114	—	114
Total	$36,157	$(14,692)	$21,465

As of November 3, 2019:
Purchased technology	$20,935	$(10,113)	$10,822
Customer contracts and related relationships	5,978	(1,787)	4,191
Order backlog	2,569	(908)	1,661
Trade names	712	(247)	465
Other	241	(89)	152
Intangible assets subject to amortization	30,435	(13,144)	17,291
In-process research and development	263	—	263
Total	$30,698	$(13,144)	$17,554

Based on the amount of intangible assets subject to amortization at February 2, 2020, the expected amortization expense for each of the next five years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense
(In millions)
2020 (remainder)	$4,675
2021	5,394
2022	4,351
2023	3,222
2024	2,355
Thereafter	1,354
Total	$21,351

The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	February 2, 2020
(In years)
Purchased technology	5
Customer contracts and related relationships	5
Order backlog	3
Trade names	9
Other	10

7. Net Income Per Share
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
Diluted shares outstanding include the dilutive effect of in-the-money stock options, unvested restricted stock units (“RSUs”), and employee stock purchase plan rights under the Broadcom Inc. Employee Stock Purchase Plan, as amended (“ESPP”), collectively referred to as “equity awards,” as well as Mandatory Convertible Preferred Stock, as defined in Note 9. “Stockholders’ Equity.” Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.
The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and purchasing shares under the ESPP and the amount of compensation cost for future service that we have not yet recognized are collectively assumed to be used to repurchase shares. The dilutive effect of Mandatory Convertible Preferred Stock is calculated using the if-converted method. The if-converted method assumes that these securities were converted at the beginning of the reporting period to the extent that the effect is dilutive.
For the fiscal quarter ended February 2, 2020, diluted net income per share excluded the potentially dilutive effect of 12 million shares of common stock issuable upon the conversion of Mandatory Convertible Preferred Stock as their effect was antidilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended
	February 2, 2020	February 3, 2019

	(In millions, except per share data)
Numerator:
Income from continuing operations	$380	$481
Less: Dividends on preferred stock	74	—
Income from continuing operations attributable to common stock	306	481
Income (loss) from discontinued operations, net of income taxes, attributable to common stock	5	(10)
Net income attributable to common stock	$311	$471

Denominator:
Weighted-average shares outstanding - basic	398	401
Dilutive effect of equity awards	22	18
Weighted-average shares outstanding - diluted	420	419

Basic income per share attributable to common stock:
Income per share from continuing operations	$0.77	$1.20
Income (loss) per share from discontinued operations	0.01	(0.03)
Net income per share	$0.78	$1.17

Diluted income per share attributable to common stock:
Income per share from continuing operations	$0.73	$1.15
Income (loss) per share from discontinued operations	0.01	(0.03)
Net income per share	$0.74	$1.12

8. Borrowings

	February 2, 2020			November 3, 2019
	Effective Interest Rate		Aggregate Principal Amount	Effective Interest Rate		Aggregate Principal Amount

	(In millions)
2020 Term Loans - floating rate
LIBOR plus 1.125% term loan due through November 2022	3.13%		$7,750			$—
LIBOR plus 1.250% term loan due through November 2024	3.14%		7,750			—
			15,500			—
2019 Senior Notes - fixed rate
3.125% notes due April 2021	3.61%		2,000	3.61%		2,000
3.125% notes due October 2022	3.53%		1,500	3.53%		1,500
3.625% notes due October 2024	3.98%		2,000	3.98%		2,000
4.250% notes due April 2026	4.54%		2,500	4.54%		2,500
4.750% notes due April 2029	4.95%		3,000	4.95%		3,000
			11,000			11,000
2019 Term Loans - floating rate
LIBOR plus 1.250% term loan due through May 2024	3.10%		300	3.36%		800
LIBOR plus 1.375% term loan due through May 2026	3.19%		300	3.45%		800
			600			1,600
2017 Senior Notes - fixed rate
2.375% notes due January 2020			—	2.62%		2,750
2.200% notes due January 2021	2.41%		750	2.41%		750
3.000% notes due January 2022	3.21%		3,500	3.21%		3,500
2.650% notes due January 2023	2.78%		1,000	2.78%		1,000
3.625% notes due January 2024	3.74%		2,500	3.74%		2,500
3.125% notes due January 2025	3.23%		1,000	3.23%		1,000
3.875% notes due January 2027	4.02%		4,800	4.02%		4,800
3.500% notes due January 2028	3.60%		1,250	3.60%		1,250
			14,800			17,550
Assumed CA Senior Notes - fixed rate
5.375% notes due December 2019			—	3.43%		750
3.600% notes due August 2022	4.07%		500	4.07%		500
4.500% notes due August 2023	4.10%		250	4.10%		250
4.700% notes due March 2027	5.15%		350	5.15%		350
			1,100			1,850

Commercial paper	2.27%	(a)	2,000	2.55%	(a)	1,000
1.375% convertible notes due January 2020			—	0.63%		37
2.500% - 4.500% senior notes due August 2022 - August 2034	2.59% - 4.55%		22	2.59% - 4.55%		22
Total principal amount outstanding			45,022			33,059
Less: Unaccreted net discount and unamortized debt issuance costs			(359)			(261)
Total debt			$44,663			$32,798

________________________________
(a) Represents the weighted average interest rate on outstanding commercial paper for each of the periods presented.

As of February 2, 2020, $11 million and $44 million of short-term and long-term finance lease liabilities were included in the current portion of long-term debt and long-term debt, respectively, on the condensed consolidated balance sheet.
2020 Term Loans
On November 4, 2019, in connection with the Symantec Asset Purchase, we entered into a credit agreement (the “2020 Credit Agreement”), which provides for a $7,750 million unsecured term A-3 facility and a $7,750 million unsecured term A-5 facility, collectively referred to as the “2020 Term Loans”. Interest on our 2020 Term Loans is based on a floating rate and is payable monthly. We used $10.7 billion of the net proceeds from the 2020 Term Loans to fund the Symantec Asset Purchase. During the fiscal quarter ended February 2, 2020, we also used the net proceeds to pay off $750 million principal amount of 5.375% notes due December 1, 2019 and $2,750 million principal amount of 2.375% notes due January 15, 2020, on their respective maturity dates. Our obligations under the 2020 Credit Agreement are guaranteed on an unsecured basis by Broadcom Corporation (“BRCM”) and Broadcom Technologies Inc. (“BTI”).
2019 Term Loans
In January 2020, we repaid $500 million of each of our unsecured term A-5 and A-7 facilities, collectively referred to as the “2019 Term Loans”, under the credit agreement entered into in May 2019 (the “2019 Credit Agreement), using net proceeds from Commercial Paper, as defined below.
The 2019 Credit Agreement provides for a five-year $5 billion unsecured revolving facility (the “Revolving Facility”), of which $500 million was available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under the Revolving Facility for revolving loans. Subject to the terms of the 2019 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time, prior to the earlier of (a) May 2024 or (b) the date of termination, in whole of the revolving lenders’ commitments under the 2019 Credit Agreement in accordance with the terms thereof. As of February 2, 2020 and November 3, 2019, we had no borrowings outstanding under the Revolving Facility.
Commercial Paper
In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. As of February 2, 2020 and November 3, 2019, we had $2 billion and $1 billion, respectively, of Commercial Paper outstanding with maturities generally less than seventy-five days. As our commercial paper program is supported by the Revolving Facility, we have the ability and intent to continuously refinance our Commercial Paper with newly issued Commercial Paper upon maturity. As a result, we have recorded Commercial Paper, net of discount, as long-term debt. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under the Revolving Facility.
Fair Value of Debt
As of February 2, 2020, the estimated aggregate fair value of debt was $46,381 million. The fair value of our senior notes was determined using quoted prices from less active markets. The estimated fair value of our 2019 and 2020 Term Loans approximated carrying value due to their floating interest rates and consistency in our credit ratings. The estimated fair value of our Commercial Paper approximated its carrying value due to the short-term nature of these borrowings. All of our debt obligations are categorized as Level 2 instruments.

Future Principal Payments of Debt
The future scheduled principal payments of debt as of February 2, 2020 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2020 (remainder)	$3,162
2021	4,300
2022	7,059
2023	7,644
2024	5,582
Thereafter	17,275
Total	$45,022

As of February 2, 2020 and November 3, 2019, we accrued interest payable of $203 million and $214 million, respectively, and were in compliance with all debt covenants.
9. Stockholders’ Equity
Mandatory Convertible Preferred Stock
On September 30, 2019, we completed an offering of approximately 4 million shares of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share (the “Mandatory Convertible Preferred Stock”), which generated net proceeds of approximately $3,679 million.
On September 30, 2022, unless earlier converted, each outstanding share of the Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock at a rate between the then minimum and maximum conversion rate. At any time prior to September 30, 2022, holders may elect to convert each share of the Mandatory Convertible Preferred Stock into shares of our common stock at the then minimum conversion rate. The conversion rates are subject to anti-dilution adjustments. As of February 2, 2020, the minimum conversion rate was 3.0360 and the maximum conversion rate was 3.5488.
We recognized $28 million and $29 million of accrued preferred stock dividends, which were presented as temporary equity on our condensed consolidated balance sheets as of February 2, 2020 and November 3, 2019, respectively.
Cash Dividends Declared and Paid

	Fiscal Quarter Ended
	February 2, 2020	February 3, 2019

	(In millions, except per share data)
Dividends per share to common stockholders	$3.25	$2.65
Dividends to common stockholders	$1,297	$1,067
Dividends per share to preferred stockholders	$20.00	$—
Dividends to preferred stockholders	$75	$—

Stock-Based Compensation Expense

	Fiscal Quarter Ended
	February 2, 2020	February 3, 2019

	(In millions)
Cost of products sold	$31	$26
Cost of subscriptions and services	12	8
Research and development	391	311
Selling, general and administrative	111	120
Total stock-based compensation expense	$545	$465

As of February 2, 2020, the total unrecognized compensation cost related to unvested stock-based awards was $5,454 million, which is expected to be recognized over the remaining weighted-average service period of 3.9 years.
Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 3, 2019	40	$188.52
Granted	2	$277.80
Vested	(2)	$206.58
Forfeited	(1)	$192.84
Balance as of February 2, 2020	39	$191.37

The aggregate fair value of time- and market-based RSUs that vested during the fiscal quarter ended February 2, 2020 was $503 million, which represents the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
A summary of time- and market-based stock option activity is as follows:

	Number of Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value

	(In millions, except years and per share data)
Balance as of November 3, 2019	4		$51.83
Exercised	—	*	$45.70		$217
Balance as of February 2, 2020	4		$53.22	0.9	$908
Fully vested as of February 2, 2020	4		$53.21	0.9	$906
Fully vested and expected to vest as of February 2, 2020	4		$53.22	0.9	$908
________________________________
* Represents fewer than 1 million shares.
10. Income Taxes
The benefit from income taxes was $76 million and $203 million for the fiscal quarters ended February 2, 2020 and February 3, 2019, respectively.
The benefit from income taxes for the fiscal quarter ended February 2, 2020 was primarily due to the remeasurement of certain foreign deferred tax assets and liabilities and excess tax benefits from stock-based awards that vested or were exercised during the period.

The benefit from income taxes for the fiscal quarter ended February 3, 2019 was primarily due to the resolution of uncertain tax positions as a result of audit settlements and lapses of statutes of limitations, partial release of our valuation allowance as a result of the CA Merger, and excess tax benefits from stock-based awards that were vested or exercised during the period.
In connection with the Symantec Asset Purchase, we established $28 million of net deferred tax assets primarily as a result of the difference in the book basis and tax basis related to acquired assets. The deferred tax assets are based upon certain assumptions underlying our preliminary purchase price allocation. Upon finalization of the purchase price allocation, additional adjustments to the amount of our net deferred taxes may be required, provided we are in the measurement period.
Uncertain Tax Positions
The balance of gross unrecognized tax benefits was $4,483 million and $4,422 million as of February 2, 2020 and November 3, 2019, respectively. This increase was primarily due to changes in uncertain tax positions from audit adjustments.
Accrued interest and penalties are included in other long-term liabilities on the condensed consolidated balance sheets. As of February 2, 2020 and November 3, 2019, the combined amount of cumulative accrued interest and penalties was approximately $315 million and $303 million, respectively.
As of February 2, 2020 and November 3, 2019, approximately $4,798 million and $4,725 million, respectively, of the unrecognized tax benefits, including accrued interest and penalties, would affect our effective tax rate if favorably resolved.
We are subject to U.S. income tax examination for fiscal years 2013 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside of the U.S. for fiscal years 2008 and later. It is possible that our existing unrecognized tax benefits may change up to $168 million as a result of lapses of the statute of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.
11. Segment Information
Reportable Segments
During the first quarter of fiscal year 2020, we updated our organizational structure resulting in two reportable segments: semiconductor solutions and infrastructure software. Each segment represents components for which separate financial information is available that is utilized on a regular basis by the CODM in determining how to allocate resources and evaluate performance. The reportable segments are determined based on several factors including, but not limited to, customer base, homogeneity of products, technology, delivery channels and similar economic characteristics.
Semiconductor solutions. We provide semiconductor solutions for managing the movement of data in data center, telecom, enterprise and embedded networking applications. We provide a broad variety of radio frequency semiconductor devices, wireless connectivity solutions and custom touch controllers for mobile applications. We also provide semiconductor solutions for enabling the set-top box and broadband access markets and for enabling secure movement of digital data to and from host machines, such as servers, personal computers and storage systems, to the underlying storage devices, such as hard disk drives and solid state drives. We also provide a broad variety of products for the general industrial and automotive markets. Our semiconductor solutions segment also includes our IP licensing.
Infrastructure software. We provide a portfolio of mainframe, enterprise and storage area networking solutions, which enables customers to leverage the benefits of agility, automation, insights, resiliency and security in managing business processes and technology investments, and to reduce the cost and complexity of managing business information within a shared storage environment. We also offer a cybersecurity solutions portfolio, including data loss prevention, endpoint protection, and web, email and cloud security solutions.
Our CODM assesses the performance of each segment and allocates resources to each segment based on net revenue and operating results and does not evaluate each segment using discrete asset information. Operating results by segment include items that are directly attributable to each segment and also include shared expenses such as global operations, including manufacturing support, logistics and quality control, in addition to expenses associated with selling, general and administrative activities for the business, which are allocated primarily based on revenue, while facilities expenses are allocated primarily based on site-specific headcount.
Unallocated Expenses
Unallocated expenses include amortization of acquisition-related intangible assets, stock-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, charges related to inventory step-up to fair value, and other costs, which are not used in evaluating the results of, or in allocating resources to, our segments. Acquisition-related costs include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.

Depreciation expense directly attributable to each reportable segment is included in the operating results of each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue for the fiscal quarters ended February 2, 2020 and February 3, 2019. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Fiscal Quarter Ended
	February 2, 2020	February 3, 2019

	(In millions)
Net revenue:
Semiconductor solutions	$4,191	$4,386
Infrastructure software	1,667	1,403
Total net revenue	$5,858	$5,789

Operating income (loss):
Semiconductor solutions	$1,979	$2,032
Infrastructure software	1,105	1,020
Unallocated expenses	(2,370)	(2,497)
Total operating income	$714	$555

Significant Customer Information
We sell our products through our direct sales force and a select network of distributors and channel partners globally. No customers accounted for 10% or more of our net accounts receivable balance at February 2, 2020, compared with one customer who accounted for 24% of our net accounts receivable balance at November 3, 2019.
One customer accounted for 14% of our net revenue during the fiscal quarter ended February 2, 2020, compared to 15% of our net revenue during the fiscal quarter ended February 3, 2019. Net revenue from this customer was included in our semiconductor solutions segment.
12. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of February 2, 2020 that materially changed from the end of fiscal year 2019:

		Fiscal Year
	Total	2020 (remainder)	2021	2022	2023	2024	Thereafter

	(In millions)
Debt principal, interest and fees	$51,917	$4,236	$5,668	$8,289	$8,560	$6,382	$18,782
Purchase commitments	823	743	64	16	—	—	—
Other contractual commitments	550	137	105	90	81	72	65
Total	$53,290	$5,116	$5,837	$8,395	$8,641	$6,454	$18,847

Debt Principal, Interest and Fees. Represents principal, estimated interest and fees on our borrowings. For borrowings subject to a floating interest rate, the estimated interest was based on the rate in effect during the last month of the fiscal quarter ended February 2, 2020.
Purchase Commitments. Represents unconditional purchase obligations that include agreements to purchase goods or services, primarily inventory, that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Cancellation for outstanding purchase orders for capital expenditures in connection with construction of our new campuses is generally allowed but requires payment of all costs incurred through the date of cancellation and, therefore, cancelable purchase orders for these capital expenditures are included in the table above.

Other Contractual Commitments. Represents amounts payable pursuant to agreements related to information technology, human resources, and other service agreements.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at February 2, 2020, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,297 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of February 2, 2020 have been excluded from the contractual obligations table above.
Standby Letters of Credit
As of February 2, 2020 and November 3, 2019, we had standby letters of credit of $59 million and $62 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantees.
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
Lawsuits Relating to California Institute of Technology
California Institute of Technology ("Caltech") filed a complaint against Broadcom and Apple on May 26, 2016 in the United States District Court for the Central District of California (the “U.S. Central District Court”), and an amended complaint adding Cypress Semiconductor Corporation as a defendant on August 15, 2016. The amended complaint alleged that chips that support certain error correction codes as specified in IEEE Standards 802.11n and 802.11ac willfully infringed four patents related to error correction coding: U.S. Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833 (“’833 patent”). Prior to trial, Caltech dismissed its claims against Cypress and withdrew its infringement allegations as to ‘833 patent. The complaint sought a preliminary and permanent injunction, damages, pre- and post-judgment interest, as well as attorneys’ fees, costs, and expenses. The trial was held in January 2020, and on January 29, 2020, the jury issued its verdict finding infringement and awarding Caltech past damages of $270.2 million from Broadcom and $837.8 million from Apple, for which Apple is seeking indemnification from Broadcom. The jury did not, however, find willful infringement, which if it had, could have resulted in enhanced damages up to three times the amount awarded. The parties will file post-trial motions with the Central District Court, and Broadcom and Apple will appeal to the United States Court of Appeals for the Federal Circuit.
We believe that the evidence and the law do not support the jury’s findings of infringement and the award of damages and do not believe a material loss is probable at this time. We believe that there are strong grounds for appeal and we intend to vigorously challenge the U.S. Central District Court’s judgment and rulings. As a result, we have not recorded a reserve with respect to this litigation, in accordance with the applicable accounting standards. We believe the low end of the possible range of loss is zero, but we cannot reasonably estimate the ultimate outcome, as a number of factors (including post-trial motions at the U.S. Central District Court and appeals by both Broadcom and Caltech) could significantly change the assessment of damages.
Lawsuits Relating to the Acquisition of Emulex Corporation
On April 8, 2015, a putative class action complaint was filed in the U.S. Central District Court, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex Corporation (“Emulex”), its directors, AT Wireless and Emerald Merger Sub, and purported to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleged, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the U.S. Central District Court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint, which the U.S. Central District Court granted with prejudice on January 13, 2016. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit Court”) on January 15, 2016. The appeal is captioned Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 16-55088. On June 27, 2016, the Plaintiff-Appellant filed his opening brief, on August 17 and August 22, 2016, the Defendants-Appellees filed their answering briefs, and on October 5, 2016 Plaintiff-Appellant filed his reply brief. The Ninth Circuit Court heard oral arguments on October 5, 2017. On April 20, 2018, the Ninth Circuit Court issued an opinion affirming in part and reversing in part the decision of the U.S. Central District Court and remanding Plaintiff-Appellant’s claims under Sections 14(e) and 20(a) of the Exchange Act to the U.S. Central District Court for reconsideration. On May 4, 2018, the Defendants-Appellees filed a Petition for Rehearing En Banc with the Ninth Circuit Court. On July 13, 2018, Plaintiff-Appellant filed an Opposition to the Petition for Rehearing En Banc. On September 6, 2018, the Ninth Circuit Court issued an order denying the Petition for Rehearing En Banc. On October 11, 2018, Defendants-Appellees filed a Petition for a Writ of Certiorari to the United States Supreme Court (the “U.S. Supreme Court”), which was granted on January 4, 2019. On April 23, 2019, the U.S. Supreme Court dismissed the writ of certiorari as having been improvidently granted. On May 28, 2019, the Ninth Circuit Court remanded the case back to the U.S. Central District Court. On October 6, 2019, Plaintiff voluntarily dismissed AT Wireless from this action and the remaining defendants, Emulex and its directors, filed motions to dismiss the complaint on October 7, 2019. On February 26, 2020, the U.S. Central District Court dismissed Plaintiff’s complaint with prejudice.
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
13. Restructuring Charges
The following is a summary of significant restructuring expense recognized primarily in operating expenses:

•
In connection with the Symantec Asset Purchase, we initiated cost reduction activities and recognized $33 million of restructuring expense primarily related to employee termination costs during the fiscal quarter ended February 2, 2020. We expect these restructuring activities to be substantially completed by the end of fiscal year 2020.

•
During the first quarter of fiscal year 2019, we initiated cost reduction activities associated with the CA Merger. As a result, we recognized $19 million and $594 million of restructuring expense primarily related to employee termination and lease and other exit costs during the fiscal quarters ended February 2, 2020 and February 3, 2019, respectively. We expect these restructuring activities to be substantially completed by the end of fiscal year 2020.

The following table summarizes the significant activities within, and components of, the restructuring liabilities during the fiscal quarter ended February 2, 2020.

	Employee Termination Costs	Leases and Other Exit Costs	Total

	(In millions)
Balance as of November 3, 2019	$69	$39	$108
Restructuring charges (a)	51	11	62
Utilization	(41)	(14)	(55)
Effect of adoption of Topic 842 (b)	—	(36)	(36)
Balance as of February 2, 2020 (c)	$79	$—	$79
_________________________________
(a) Included $5 million of restructuring expense related to discontinued operations recognized during the fiscal quarter ended February 2, 2020, which was included in income from discontinued operations.
(b) Upon adoption of Topic 842, certain restructuring lease liabilities were required to be recognized as a reduction to the corresponding ROU assets.
(c) The majority of the employee termination costs balance is expected to be paid by the end of fiscal year 2020.
14. Condensed Consolidating Financial Information
Broadcom and BTI, a 100%-owned subsidiary of Broadcom, fully and unconditionally guarantee, jointly and severally, on an unsecured, unsubordinated basis, the senior unsecured notes issued by BRCM and Broadcom Cayman Finance Limited (“Cayman Finance”) in fiscal year 2017 (the “2017 Senior Notes”). Substantially all of the 2017 Senior Notes have been registered with the SEC. During fiscal year 2019, Cayman Finance was merged into BTI, with BTI remaining as the surviving entity. In connection with this merger, BTI remains a guarantor and became co-issuer of the 2017 Senior Notes.
We have applied the impacts of the change in guarantors and issuers retrospectively to all periods presented, which resulted in the following column headings in the proceeding tables:

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

	Condensed Consolidating Balance Sheets
	February 2, 2020
	Parent Guarantor		Subsidiary Issuers		Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$576		$758		$5,110	$—	$6,444
Trade accounts receivable, net	—		—		3,651	—	3,651
Inventory	—		—		944	—	944
Intercompany receivable	3,667		835		145	(4,647)	—
Intercompany loan receivable	—		9,996		8,228	(18,224)	—
Other current assets	170		44		856	—	1,070
Total current assets	4,413		11,633		18,934	(22,871)	12,109
Long-term assets:
Property, plant and equipment, net	—		771		1,845	—	2,616
Goodwill	—		1,360		42,112	—	43,472
Intangible assets, net	—		74		21,391	—	21,465
Investment in subsidiaries	52,576		47,524		—	(100,100)	—
Intercompany loan receivable, long-term	8,248		—		932	(9,180)	—
Other long-term assets	23		389		932	—	1,344
Total assets	$65,260		$61,751		$86,146	$(132,151)	$81,006
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23		$56		$906	$—	$985
Employee compensation and benefits	—		90		345	—	435
Current portion of long-term debt	1,550		750		11	—	2,311
Intercompany payable	168		2,784		1,695	(4,647)	—
Intercompany loan payable	11,848		5,271		1,105	(18,224)	—
Other current liabilities	150		75		3,783	—	4,008
Total current liabilities	13,739		9,026		7,845	(22,871)	7,739
Long-term liabilities:
Long-term debt	27,287		13,987		1,133	—	42,407
Deferred tax liabilities	(151)	(a)	(292)	(a)	1,762	—	1,319
Intercompany loan payable, long-term	—		932		8,248	(9,180)	—
Unrecognized tax benefits	(11)	(b)	2,472		836	—	3,297
Other long-term liabilities	—		382		1,466	—	1,848
Total liabilities	40,864		26,507		21,290	(32,051)	56,610
Preferred stock dividend obligation	28		—		—	—	28
Total stockholders’ equity	24,368		35,244		64,856	(100,100)	24,368
Total liabilities and equity	$65,260		$61,751		$86,146	$(132,151)	$81,006
________________________________
(a) Amount represents net deferred tax assets that are offset by net deferred tax liabilities on a consolidated basis.
(b) Amount represents net unrecognized tax benefit assets that are offset by net unrecognized tax benefit liabilities on a consolidated basis.

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

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Fiscal Quarter Ended
	February 2, 2020
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue:
Products	$—	$—	$4,204	$—	$4,204
Subscriptions and services	—	—	1,654	—	1,654
Intercompany revenue	—	405	—	(405)	—
Total net revenue	—	405	5,858	(405)	5,858
Cost of revenue:
Cost of products sold	—	33	1,426	—	1,459
Cost of subscriptions and services	—	5	172	—	177
Intercompany cost of products sold	—	—	32	(32)	—
Amortization of acquisition-related intangible assets	—	—	950	—	950
Restructuring charges	—	—	8	—	8
Total cost of revenue	—	38	2,588	(32)	2,594
Gross margin	—	367	3,270	(373)	3,264
Research and development	—	482	807	—	1,289
Intercompany operating expense	—	—	373	(373)	—
Selling, general and administrative	140	76	385	—	601
Amortization of acquisition-related intangible assets	—	—	603	—	603
Restructuring, impairment and disposal charges	—	5	52	—	57
Total operating expenses	140	563	2,220	(373)	2,550
Operating income (loss)	(140)	(196)	1,050	—	714
Interest expense	(247)	(145)	(14)	—	(406)
Intercompany interest expense	(66)	(34)	(43)	143	—
Other income (expense), net	3	4	(11)	—	(4)
Intercompany interest income	33	64	46	(143)	—
Intercompany other income (expense), net	166	—	(166)	—	—
Income (loss) from continuing operations before income taxes and earnings in subsidiaries	(251)	(307)	862	—	304
Provision for (benefit from) income taxes	(28)	81	(129)	—	(76)
Income (loss) from continuing operations before earnings in subsidiaries	(223)	(388)	991	—	380
Earnings in subsidiaries	608	1,325	—	(1,933)	—
Income from continuing operations and earnings in subsidiaries	385	937	991	(1,933)	380
Income from discontinued operations, net of income taxes	—	—	5	—	5
Net income	$385	$937	$996	$(1,933)	$385

Comprehensive income	$385	$937	$996	$(1,933)	$385

	Condensed Consolidating Statements of Operations and Comprehensive Income
	Fiscal Quarter Ended
	February 3, 2019
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Net revenue:
Products	$—	$—	$4,639	$—	$4,639
Subscriptions and services	—	—	1,150	—	1,150
Intercompany revenue	—	397	—	(397)	—
Total net revenue	—	397	5,789	(397)	5,789
Cost of revenue:
Cost of products sold	—	31	1,523	—	1,554
Cost of subscriptions and services	—	3	135	—	138
Intercompany cost of products sold	—	—	23	(23)	—
Amortization of acquisition-related intangible assets	—	—	833	—	833
Restructuring charges	—	(7)	63	—	56
Total cost of revenue	—	27	2,577	(23)	2,581
Gross margin	—	370	3,212	(374)	3,208
Research and development	—	447	686	—	1,133
Intercompany operating expense	—	—	374	(374)	—
Selling, general and administrative	52	81	338	—	471
Amortization of acquisition-related intangible assets	—	—	476	—	476
Restructuring, impairment and disposal charges	—	8	565	—	573
Total operating expenses	52	536	2,439	(374)	2,653
Operating income (loss)	(52)	(166)	773	—	555
Interest expense	(175)	(148)	(22)	—	(345)
Intercompany interest expense	(86)	(41)	(8)	135	—
Other income (expense), net	(1)	9	60	—	68
Intercompany interest income	—	79	56	(135)	—
Intercompany other income (expense), net	77	—	(77)	—	—
Income (loss) from continuing operations before income taxes and earnings in subsidiaries	(237)	(267)	782	—	278
Benefit from income taxes	(24)	(153)	(26)	—	(203)
Income (loss) from continuing operations before earnings in subsidiaries	(213)	(114)	808	—	481
Earnings in subsidiaries	684	1,569	—	(2,253)	—
Income from continuing operations and earnings in subsidiaries	471	1,455	808	(2,253)	481
Loss from discontinued operations, net of income taxes	—	—	(10)	—	(10)
Net income	$471	$1,455	$798	$(2,253)	$471

Comprehensive income	$471	$1,455	$798	$(2,253)	$471

	Condensed Consolidating Statements of Cash Flows
	Fiscal Quarter Ended
	February 2, 2020
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Cash flows from operating activities:
Net income	$385	$937	$996	$(1,933)	$385
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(4,106)	1,166	2,944	1,933	1,937
Net cash provided by (used in) operating activities	(3,721)	2,103	3,940	—	2,322
Cash flows from investing activities:
Net change in intercompany loans	(8,248)	580	959	6,709	—
Acquisitions of businesses, net of cash acquired	—	—	(10,870)	—	(10,870)
Purchases of property, plant and equipment	—	(40)	(69)	1	(108)
Proceeds from disposals of property, plant and equipment	—	1	—	(1)	—
Other	—	(4)	(5)	—	(9)
Net cash provided by (used in) investing activities	(8,248)	537	(9,985)	6,709	(10,987)
Cash flows from financing activities:
Net intercompany borrowings	(1,861)	337	8,233	(6,709)	—
Proceeds from long-term borrowings	15,381	—	—	—	15,381
Repayment of debt	(1,000)	(2,750)	(787)	—	(4,537)
Other borrowings, net	991	—	(273)	—	718
Payment of dividends	(1,372)	—	—	—	(1,372)
Shares repurchased for tax withholdings on vesting of equity awards	—	(82)	(87)	—	(169)
Issuance of common stock	37	—	—	—	37
Other	(5)	—	1	—	(4)
Net cash provided by (used in) financing activities	12,171	(2,495)	7,087	(6,709)	10,054
Net change in cash and cash equivalents	202	145	1,042	—	1,389
Cash and cash equivalents at beginning of period	374	613	4,068	—	5,055
Cash and cash equivalents at end of period	$576	$758	$5,110	$—	$6,444

	Condensed Consolidating Statements of Cash Flows
	Fiscal Quarter Ended
	February 3, 2019
	Parent Guarantor	Subsidiary Issuers	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In millions)
Cash flows from operating activities:
Net income	$471	$1,455	$798	$(2,253)	$471
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(561)	(2,451)	2,420	2,253	1,661
Net cash provided by (used in) operating activities	(90)	(996)	3,218	—	2,132
Cash flows from investing activities:
Net change in intercompany loans	800	(592)	(3,087)	2,879	—
Acquisitions of businesses, net of cash acquired	(17,865)	—	1,838	—	(16,027)
Proceeds from sale of business	—	—	957	—	957
Purchases of property, plant and equipment	—	(36)	(71)	8	(99)
Proceeds from disposals of property, plant and equipment	—	8	—	(8)	—
Other	—	—	(24)	—	(24)
Net cash used in investing activities	(17,065)	(620)	(387)	2,879	(15,193)
Cash flows from financing activities:
Net intercompany borrowings	3,746	(110)	(757)	(2,879)	—
Proceeds from long-term borrowings	17,896	—	—	—	17,896
Other borrowings, net	—	—	531	—	531
Payment of dividends	(1,067)	—	—	—	(1,067)
Repurchases of common stock - repurchase program	(3,436)	—	—	—	(3,436)
Shares repurchased for tax withholdings on vesting of equity awards	—	(11)	(66)	—	(77)
Issuance of common stock	62	—	—	—	62
Other	(46)	—	(1)	—	(47)
Net cash provided by (used in) financing activities	17,155	(121)	(293)	(2,879)	13,862
Net change in cash and cash equivalents	—	(1,737)	2,538	—	801
Cash and cash equivalents at beginning of period	—	2,461	1,831	—	4,292
Cash and cash equivalents at end of period	$—	$724	$4,369	$—	$5,093

15. Subsequent Events
Preferred Stock Cash Dividends Declared
On March 11, 2020, our Board of Directors declared a quarterly cash dividend of $20.00 per share on our Mandatory Convertible Preferred Stock, payable on March 31, 2020 to stockholders of record on March 15, 2020.
Common Stock Cash Dividends Declared
On March 11, 2020, our Board of Directors declared a quarterly cash dividend of $3.25 per share on our common stock, payable on March 31, 2020 to stockholders of record on March 23, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 3, 2019 (“fiscal year 2019”) included in our Annual Report on Form 10-K for fiscal year 2019 (“2019 Annual Report on Form 10-K”). References to “Broadcom,” “we,” “our” and “us” are to Broadcom Inc. and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies and objectives of management for future operations; and statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property (“IP”) rights. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation in the semiconductor industry and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, automate, manage and secure applications across mainframe, distributed, mobile and cloud platforms. We also offer a cybersecurity solutions portfolio, including data loss prevention, endpoint protection, and web, email and cloud security solutions.
During the first quarter of our fiscal year ending November 1, 2020 (“fiscal year 2020”), we changed our organizational structure, resulting in two reportable segments: semiconductor solutions and infrastructure software. Our semiconductor solutions segment includes all of our product lines, except for those related to our fibre channel storage area networking (“FC SAN”) products, as well as our IP licensing. Our infrastructure software segment includes our FC SAN products; CA, Inc. (“CA”) mainframe and enterprise software solutions; and enterprise security solutions. Prior period segment results have been recast to conform to the current presentation.
Quarterly Highlights
Highlights during the first fiscal quarter ended February 2, 2020 include the following:

•	We generated $2,322 million of cash from operations.

•	We paid $1,372 million in cash dividends.

•
We entered into a credit agreement which provides for a $7,750 million unsecured term A-3 facility and a $7,750 million unsecured term A-5 facility, collectively referred to as the “2020 Term Loans”. See Note 8. Borrowings in Part I, Item 1 of this Form 10-Q for more details.

•
During the fiscal quarter ended February 2, 2020, we completed the purchase of certain assets and assumption of certain liabilities of the Symantec Corporation (now known as NortonLifeLock Inc.) Enterprise Security business (the “Symantec Business”) for $10.7 billion in cash (the “Symantec Asset Purchase”). We financed the Symantec Asset Purchase with net proceeds from the 2020 Term Loans.

•
We paid off $750 million aggregate principal amount of 5.375% notes on December 1, 2019 and $2,750 million aggregate principal amount of 2.375% notes on January 15, 2020 with the remaining net proceeds from the 2020 Term Loans.

•
We increased our unsecured commercial paper notes borrowings by $1 billion and used the net proceeds to repay $500 million of each of our unsecured term A-5 and A-7 facilities provided for by a credit agreement entered into in May 2019.

Acquisitions
Acquisition of Symantec Corporation’s Enterprise Security Business
During the fiscal quarter ended February 2, 2020, we completed the purchase of the Symantec Business for $10.7 billion. We acquired the Symantec Business to expand our footprint of mission critical infrastructure software with our existing customer base. The Symantec Business includes a deep and broad mix of products, services and solutions, unifying cloud and on-premises security to provide advanced threat protection and information protection across endpoints, network, email and cloud applications.
Other Acquisitions
During the fiscal quarter ended February 2, 2020, we completed three other acquisitions for total consideration of $201 million. One acquisition was included in our semiconductor solutions segment. Two acquisitions were included in our infrastructure software segment.
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
There were no significant changes in our critical accounting policies during the fiscal quarter ended February 2, 2020 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2019 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter Ended February 2, 2020 Compared to Fiscal Quarter Ended February 3, 2019
The following table sets forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	February 2, 2020	February 3, 2019	February 2, 2020	February 3, 2019

	(In millions)		(As a percentage of total net revenue)
Statements of Operations Data:
Net revenue:
Products	$4,204	$4,639	72%	80%
Subscriptions and services	1,654	1,150	28	20
Total net revenue	5,858	5,789	100	100
Cost of revenue:
Cost of products sold	1,459	1,554	25	27
Cost of subscriptions and services	177	138	3	2
Amortization of acquisition-related intangible assets	950	833	16	15
Restructuring charges	8	56	—	1
Total cost of revenue	2,594	2,581	44	45
Gross margin	3,264	3,208	56	55
Research and development	1,289	1,133	22	19
Selling, general and administrative	601	471	11	8
Amortization of acquisition-related intangible assets	603	476	10	8
Restructuring, impairment and disposal charges	57	573	1	10
Total operating expenses	2,550	2,653	44	45
Operating income	$714	$555	12%	10%
Net Revenue
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Direct sales to WT Microelectronics, a distributor, accounted for 14% and 15% of our net revenue for the fiscal quarters ended February 2, 2020 and February 3, 2019, respectively. We believe aggregate sales to our top five end customers, through all channels, accounted for more than 30% and approximately 40% of our net revenue for the fiscal quarters ended February 2, 2020 and February 3, 2019, respectively. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% of our net revenue for both of the fiscal quarters ended February 2, 2020 and February 3, 2019. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key semiconductor customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our wireless products as fluctuations may be magnified by the launches of, and seasonal variations in sales of mobile handsets.
The fundamental semiconductor backdrop has been improving, and we did not see any material impact on our businesses due to the COVID-19 pandemic in the first fiscal quarter ended February 2, 2020. However, visibility in our global markets is lacking and demand uncertainty is intensifying. As a result, it is difficult for us to predict the effects of the pandemic on our business.

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended
Net Revenue by Segment	February 2, 2020	February 3, 2019	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$4,191	$4,386	$(195)	(4)%
Infrastructure software	1,667	1,403	264	19%
Total net revenue	$5,858	$5,789	$69	1%

	Fiscal Quarter Ended
% of Net Revenue by Segment	February 2, 2020	February 3, 2019

Semiconductor solutions	72%	76%
Infrastructure software	28	24
Total net revenue	100%	100%
Net revenue from our semiconductor solutions segment decreased in the fiscal quarter ended February 2, 2020 compared to the prior year fiscal period primarily due to lower demand for our wireless content in mobile handsets, partially offset by an increase in demand for our storage and certain networking and broadband products during the fiscal quarter ended February 2, 2020. Net revenue from our infrastructure software segment increased primarily due to contributions from our Symantec enterprise software solutions, partially offset by lower demand for our FC SAN products.
Gross Margin
Gross margin was $3,264 million, or 56% of net revenue, for the fiscal quarter ended February 2, 2020, compared to $3,208 million, or 55% of net revenue, for the fiscal quarter ended February 3, 2019.
Gross margin remained relatively flat as contributions from our Symantec enterprise software products were substantially offset by the effects of an unfavorable product mix in our semiconductor solutions products, and higher amortization of acquisition-related intangible assets as a result of the Symantec Asset Purchase, in the fiscal quarter ended February 2, 2020.
Research and Development Expense
Research and development expense increased $156 million, or 14%, for the fiscal quarter ended February 2, 2020 compared to the prior year fiscal period. The increase was primarily due to the Symantec Asset Purchase and higher stock-based compensation expense. The increase in stock-based compensation expense primarily resulted from the recognition of a full quarter of expense in the fiscal quarter ended February 2, 2020 for the multi-year equity grants of restricted stock units issued during the first quarter of fiscal year 2019.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $130 million, or 28%, for the fiscal quarter ended February 2, 2020 compared to the prior year fiscal period. The increase was primarily due to the Symantec Asset Purchase and associated acquisition-related costs.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses increased $127 million for the fiscal quarter ended February 2, 2020 compared to the prior year fiscal period. The increase was primarily due to intangible assets acquired in the Symantec Asset Purchase.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses decreased $516 million for the fiscal quarter ended February 2, 2020 compared to the prior year fiscal period. These charges were higher in the first quarter of fiscal year 2019 due to employee termination costs, as well as lease and other exit costs resulting from the acquisition of CA (“CA Merger”).

Segment Operating Results

	Fiscal Quarter Ended
Operating Income (Loss) by Segment	February 2, 2020	February 3, 2019	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$1,979	$2,032	$(53)	(3)%
Infrastructure software	1,105	1,020	85	8%
Unallocated expenses	(2,370)	(2,497)	127	(5)%
Total operating income	$714	$555	$159	29%
Operating income from our semiconductor solutions segment decreased for the fiscal quarter ended February 2, 2020, compared to the prior year fiscal period, primarily due to lower demand for our wireless content in mobile handsets. Operating income from our infrastructure software segment increased primarily due to contributions from our Symantec enterprise software solutions, partially offset by lower demand for our FC SAN products.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; acquisition-related costs; restructuring, impairment and disposal charges; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 5% for the fiscal quarter ended February 2, 2020, compared to the prior year fiscal period. The decrease was primarily due to lower restructuring, impairment and disposal charges partially offset by higher amortization of acquisition-related intangible assets, acquisition-related costs and stock-based compensation expense.
Non-Operating Income and Expenses
Interest expense. Interest expense was $406 million and $345 million for the fiscal quarters ended February 2, 2020 and February 3, 2019, respectively. The increase was primarily due to interest on the debt we incurred to finance the Symantec Asset Purchase.
Other income (expense), net. Other income (expense), net includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other expense, net of $4 million for the fiscal quarter ended February 2, 2020, as compared to other income, net of $68 million for the fiscal quarter ended February 3, 2019, was primarily due to unrealized losses on investments.
Benefit from income taxes. The benefit from income taxes was $76 million and $203 million for the fiscal quarters ended February 2, 2020 and February 3, 2019, respectively. The benefit from income taxes for the fiscal quarter ended February 2, 2020 was primarily due to the remeasurement of certain foreign deferred tax assets and liabilities and excess tax benefits from stock-based awards that vested or were exercised during the period. The benefit from income taxes for the fiscal quarter ended February 3, 2019 was primarily due to the resolution of uncertain tax positions as a result of audit settlements and lapses of statutes of limitations, partial release of our valuation allowance as a result of the CA Merger, and excess tax benefits from stock-based awards that were vested or exercised during the period.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of February 2, 2020 consisted of: (i) $6,444 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $5 billion revolving credit facility (the “Revolving Facility”). In addition, we may also generate cash from the sale of assets and debt or equity financing from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $45,022 million of outstanding indebtedness and (vi) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.

We expect our capital expenditures for fiscal year 2020 will be higher than fiscal year 2019 due to the Symantec Asset Purchase on November 4, 2019.
We believe that our cash and cash equivalents on hand, cash flows from operations, and the Revolving Facility will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction, or evaluation of potential transactions, could require significant use of our cash and cash equivalents, or require us to increase our borrowings to fund such transactions. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances, we may also seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service our senior unsecured notes, outstanding term loans and any other indebtedness we may incur will depend on our ability to generate cash in the future. We may also elect to sell additional debt or equity securities for reasons other than those specified above.
Working Capital
Working capital increased to $4,370 million at February 2, 2020 from $3,018 million at November 3, 2019. The increase was primarily attributable to the following:

•
Cash and cash equivalents increased to $6,444 million at February 2, 2020 from $5,055 million at November 3, 2019, primarily due to $16,099 million in proceeds from borrowings and $2,322 million in net cash provided by operating activities. These increases were partially offset by $10.7 billion paid for the Symantec Asset Purchase, $4,537 million of debt repayments, and $1,372 million of dividend payments.

•
Accounts receivable increased to $3,651 million at February 2, 2020 from $3,259 million at November 3, 2019 primarily due to revenue linearity, partially offset by $901 million of receivables sold through factoring arrangements.

•
Other current assets increased to $1,070 million at February 2, 2020 from $729 million at November 3, 2019, primarily due to assets acquired in the Symantec Asset Purchase and increases in prepaid taxes.

•	Employee compensation and benefits liabilities decreased to $435 million at February 2, 2020 from $641 million at November 3, 2019 primarily due to the timing of employee bonus plan payments.

•
Current portion of long-term debt decreased to $2,311 million at February 2, 2020 from $2,787 million at November 3, 2019 due to repayment of certain debt instruments, partially offset by certain debt instruments becoming due within the next twelve months.

These increases in working capital were offset in part by the following:

•	Accounts payable increased to $985 million at February 2, 2020 from $855 million at November 3, 2019, primarily due to timing of vendor payments.

•
Other current liabilities increased to $4,008 million at February 2, 2020 from $2,616 million at November 3, 2019, primarily due to the Symantec Asset Purchase, increases in contract liabilities, taxes payable, and lease liabilities resulting from the adoption of the new lease standard, partially offset by repayments of notional pooling liabilities.

Working capital decreased to $2,255 million at February 3, 2019 from $6,769 million at November 4, 2018. The decrease was attributable to the following:

•	Current portion of long-term debt increased $3,537 million due to certain debt instruments becoming due within the next twelve months.

•
Other current liabilities increase to $3,611 million at February 3, 2019 from $812 million at November 4, 2018, primarily due to liabilities assumed in the CA Merger and increases in notional pooling liabilities and taxes payable. The increase was partially offset by interest payments for our long-term debt.

These decreases in working capital were offset in part by the following:

•
Our cash and cash equivalents increased to $5,093 million at February 3, 2019 from $4,292 million at November 4, 2018, primarily due to $17,896 million in proceeds from borrowings, $2,132 million in net cash provided by operating activities and $957 million in proceeds from the sale of a business, partially offset by $16,027 million paid for the CA Merger, $3,436 million of common stock repurchases and $1,067 million of dividend payments.

•	Other current assets increased to $760 million at February 3, 2019 from $366 million at November 4, 2018, primarily due to assets acquired in the CA Merger and an increase in taxes receivable.

•	Accounts receivable increased to $3,677 million at February 3, 2019 from $3,325 million at November 4, 2018, primarily due to revenue linearity and an increase due to the CA Merger.

•
Employee compensation and benefits decreased to $463 million at February 3, 2019 from $715 million at November 4, 2018, primarily due to timing of employee bonus plan payments, partially offset by increases attributable to the CA Merger.

•	Accounts payable decreased to $738 million at February 3, 2019 from $811 million at November 4, 2018, primarily due to timing of vendor payments, partially offset by increases due to the CA Merger.
Capital Returns

	Fiscal Quarter Ended
	February 2, 2020	February 3, 2019

	(In millions, except per share data)
Dividends per share to common stockholders	$3.25	$2.65
Dividends to common stockholders	$1,297	$1,067
Dividends per share to preferred stockholders	$20.00	$—
Dividends to preferred stockholders	$75	$—
Stock repurchases	$—	$3,436
In addition, during the fiscal quarters ended February 2, 2020 and February 3, 2019, we paid approximately $169 million and $77 million, respectively, in employee withholding taxes due upon the vesting of, and related to net settled equity awards. We withheld approximately 0.5 million and 0.3 million shares of common stock from employees in connection with such net share settlements during the fiscal quarters ended February 2, 2020 and February 3, 2019, respectively.
Cash Flows

	Fiscal Quarter Ended
	February 2, 2020	February 3, 2019

	(In millions)
Net cash provided by operating activities	$2,322	$2,132
Net cash used in investing activities	(10,987)	(15,193)
Net cash provided by financing activities	10,054	13,862
Net change in cash and cash equivalents	$1,389	$801
Operating Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash items and changes in assets and liabilities. The $190 million increase in cash provided by operations during the fiscal quarter ended February 2, 2020 compared to the fiscal quarter ended February 3, 2019 was due to cash flows from net income adjusted for non-cash items, including amortization of intangible and right-of-use assets, stock-based compensation and deferred taxes and other non-cash taxes. The increase was partially offset by changes in operating assets and liabilities.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions and capital expenditures and proceeds from the sale of a business. The $4,206 million decrease in cash used in investing activities during the fiscal quarter ended February 2, 2020 compared to the fiscal quarter ended February 3, 2019 was primarily related to $10.7 billion paid for the Symantec Asset Purchase in the fiscal year 2020 period, compared to $16,027 million paid for the CA Merger, offset in part by $957 million in proceeds from the sale of a business, in the prior year fiscal period.

Financing Activities
Cash flows from financing activities primarily consisted of net proceeds and payments related to our long-term debt, dividend payments and stock repurchases. The $3,808 million decrease in cash provided by financing activities during the fiscal quarter ended February 2, 2020 compared to the fiscal quarter ended February 3, 2019 was primarily due to a decrease of $6,865 million in net proceeds from borrowings and an increase of $305 million of dividend payments, partially offset by an absence of repurchases of common stock under our repurchase program, which ended in the fiscal year 2019, as compared to $3,436 million of repurchases in the fiscal year 2019 period.
Indebtedness
See Note 8. “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information related to our indebtedness.
Contractual Commitments
See Note 12. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at February 2, 2020 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
Indemnifications
See Note 12. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2019 Annual Report on Form 10-K other than those noted below.
Interest Rate Risk
At February 2, 2020, we had $16.1 billion of outstanding term loans, which are subject to floating interest rates. A 1% change in the interest rate would affect interest expense on our term loans by approximately $155 million over the next 12 months.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of February 2, 2020. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of February 2, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under Note 12. “Commitments and Contingencies” included in Part I, Item 1 of this Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.
Item 1A. Risk Factors
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. The following important factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.
Risks Related to Our Business
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of end customers, OEMs, their respective contract manufacturers, and certain distributors for a majority of our business, revenue and results of operations. For the fiscal quarter ended February 2, 2020, sales to distributors accounted for 42% of our net revenue. Direct sales to WT Microelectronics accounted for 14% of our net revenue for the fiscal quarter ended February 2, 2020. We believe our aggregate sales to our top five end customers, through all channels, accounted for more than 30% for the fiscal quarter ended February 2, 2020. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% of our net revenue for the fiscal quarter ended February 2, 2020. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
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
We utilize TSMC to produce the substantial majority of our semiconductor wafers. TSMC manufactured approximately 86% of the wafers manufactured by our contract manufacturers during the fiscal quarter ended February 2, 2020. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could harm our business, results of operations and gross margin.
Any substantial disruption in TSMC’s supply of wafers to us, or in the other contract manufacturing services that we utilize, as a result of a natural disaster, political unrest, military conflict, medical epidemics, such as the COVID-19 pandemic, climate change, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.
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
Our manufacturing processes and those of our contract manufacturers rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our semiconductor materials, components and finished goods used in our products from a few materials providers, some of which are single source suppliers. During the fiscal quarter ended February 2, 2020, we purchased approximately two-thirds of the materials for our manufacturing processes from five materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our materials providers. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, all of which may be exacerbated by the COVID-19 pandemic, and could lead to interruption of supply or increased demand in the industry. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of February 2, 2020, approximately 50% of our employees are located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

•	difficulty in obtaining product distribution and support, and transportation delays;

•	potential inability to localize software products for a significant number of international markets;

•	difficulty in conducting due diligence with respect to business partners in certain international markets;

•	public health or safety concerns, medical epidemics or pandemics, such as COVID-19, and other natural- or man-made disasters;

•	nationalization of businesses and expropriation of assets; and

•	changes in tax laws.
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
Our business is subject to various international laws and other legal requirements, including packaging, product content, labor and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders, and many of our semiconductor products are regulated or sold into regulated industries. These laws, regulations and orders are complex, may change frequently and with limited notice, have generally become more stringent over time and have intensified under the current U.S. administration, especially in light of recent trade tensions with China. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. For example, Huawei Technologies Co. Ltd., one of our customers, is subject to certain U.S. export restrictions on, which has required us to suspend certain sales to Huawei during the pendency of such restrictions.
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 42% of our net revenue in the fiscal quarter ended February 2, 2020 and are subject to a number of risks, including:

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
The industries in which we operate are characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights, including actions by patent-holding companies that do not make or sell products. From time to time, third parties assert against us and our customers and distributors their patent, copyright, trademark, trade secret and other IP rights to technologies that are important to our business. For example, in January 2020 a jury issued a verdict against Broadcom and Apple for infringement of certain patents and awarded California Institute of Technology past damages of $270.2 million from Broadcom and $837.8 million from Apple, for which Apple is seeking indemnification from Broadcom. Although we plan to appeal this verdict, there are no assurances that we will be successful.  In addition, such third parties may also seek the enhancement of damages by up to as much as three times by claiming the infringement is willful.
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
The actions of our competitors, in the areas of pricing and product bundling in particular, could have a substantial adverse impact on us. Further, competitors may leverage their superior market position, as well as IP or other proprietary information, including interface, interoperability or technical information, in new and emerging technologies and platforms that may inhibit our ability to compete effectively. If we are unable to compete successfully, we may lose market share for our products or incur significant reduction in our gross margins, either of which could have a material adverse effect on our business and results of operations.
A prolonged disruption of our manufacturing facilities, research and development facilities, warehouses or other significant operations, or those of our suppliers, could have a material adverse effect on our business, financial condition and results of operations.
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal fabrication facilities for products utilizing our innovative and proprietary processes, in order to protect our IP, to accelerate time to market of our products and to ensure supply of certain components. Our Fort Collins and Breinigsville facilities are the sole sources for the film bulk acoustic resonator components used in many of our wireless devices and for the indium phosphide-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our contract manufacturers and suppliers, are located in California and the Pacific Rim region, which has above average seismic activity and severe weather activity. In addition, our research and development personnel are primarily concentrated in China, Czech Republic, India, Israel, Malaysia, Singapore, South Korea, Taiwan, Colorado, California and Pennsylvania, with the expertise of the personnel at each such location tending to be focused on one or two specific areas, and our primary warehouse is in Malaysia.
A prolonged disruption at or shut-down of one or more of our manufacturing facilities for any reason, especially our Colorado, Singapore and Pennsylvania facilities, or those of our contract manufacturers or suppliers, due to natural- or man-made disasters or other events outside of our control, such as equipment malfunction or widespread outbreaks of acute illness, including COVID-19, at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. Any such event would likely disrupt our operations, delay production, shipments and revenue, result in us being unable to timely satisfy customer demand, expose us to claims by our customers resulting in significant expense to repair or replace our affected facilities, and, in some instances, could significantly curtail our research and development efforts in a particular product area or target market. As a result, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could materially and adversely affect our business. Although we purchase insurance to mitigate certain losses, such insurance often carries a high deductible amount and any uninsured losses could negatively affect our operating results. In addition, even if we were able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
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

In addition, many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). As a result of the heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also result in the taxes we previously paid being subject to change.
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

•
changes in tax laws and regulations, including in the U.S., changes to the taxation of earnings of foreign subsidiaries, taxation of U.S. income generated from foreign parties, the deductibility of expenses attributable to income and foreign tax credit rules;

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
The Internal Revenue Service may not agree that prior to our redomiciliation into the U.S., our predecessor, Broadcom Limited should have been treated as a foreign corporation for U.S. federal income tax purposes.
Although Broadcom Limited, our predecessor, was a Singapore entity, the Internal Revenue Service (“IRS”) may assert that following our acquisition of BRCM, Broadcom Limited should have been treated as a U.S. corporation for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”). If the IRS were to determine that under Section 7874 of the Code, the former shareholders of BRCM held at least 60% of the vote or value of the ordinary shares of Broadcom Limited immediately after our acquisition of BRCM, such percentage referred to as the “Section 7874 Percentage”, Broadcom Limited would be treated as a “surrogate foreign corporation” and several limitations could then apply to BRCM. For example, BRCM would be prohibited from using its net operating losses, foreign tax credits or other tax attributes to offset the income or gain recognized by reason of the transfer of property to a foreign related person during the 10-year period following our acquisition of BRCM or any income received or accrued during such period by reason of a license of any property by BRCM to a foreign related person. Moreover, in such case, Section 4985 of the Code and rules related thereto would impose an excise tax on the value of certain stock compensation held directly or indirectly by certain BRCM “disqualified individuals” (including former officers and directors of BRCM) at a rate equal to 15%, but only if a gain is otherwise recognized by BRCM former shareholders as a result of our acquisition of BRCM. If the IRS were to determine the Section 7874 Percentage was 80% or more, then Broadcom Limited would be treated as a U.S. corporation for U.S. federal income tax purposes.
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
As of February 2, 2020, our indebtedness under the 2020 Term Loans, the 2017 Senior Notes, the 2019 Senior Notes, the Assumed CA Senior Notes and the 2019 Term Loans was $15,500 million, $14,800 million, $11,000 million, $1,100 million and $600 million, respectively. In addition, we have $2,000 million commercial paper notes outstanding as of February 2, 2020. We expect to maintain significant levels of indebtedness going forward.
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
As of December 31, 2019, we believe 11 of our 20 largest holders of common stock were active institutional investors who held approximately 32% of our outstanding shares of common stock in the aggregate, with Capital World Investors being our largest stockholder with approximately 11% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.

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
Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and is based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of these ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies as our management will, necessarily, be less familiar with their business, procedures and operations. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data are forecast. Extraordinary externalities, like the recent COVID-19 pandemic, make providing reliable guidance even more challenging and actual results are more likely to differ from any guidance we may provide during the pendency of such circumstances. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Form 10-Q could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the fiscal quarter ended February 2, 2020, we paid approximately $169 million in employee withholding taxes due upon the vesting of, and related to net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $313.12 per share. These shares may be deemed to be “issuer purchases” of shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
2.1#	Agreement and Plan of Merger, dated as of July 11, 2018, by and among Broadcom Inc., Collie Acquisition Corp. and CA, Inc.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	July 12, 2018
2.2#	Asset Purchase Agreement, dated August 8, 2019, by and between Broadcom Inc. and Symantec Corporation.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	August 9, 2019
3.1	Amended and Restated Certificate of Incorporation	Broadcom Inc. Current Report on Form 8-K12B (Commission File No.001-38449)	April 4, 2018
3.2	Certificate of Designation of the 8.00% Mandatory Convertible Preferred Stock, Series A.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2019
3.3	Amended and Restated Bylaws	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
4.1	Form of Common Stock Certificate.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 14, 2018
4.2	Form of Certificate of the 8.00% Mandatory Convertible Preferred Stock, Series A (included in the Exhibit 3.2).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2019
4.3	Description of Common Stock.	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 20, 2019
4.4	Description of 8.00% Mandatory Convertible Preferred Stock, Series A.	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 20, 2019
4.5
Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the Company, Broadcom Cayman L.P., and BC Luxembourg S.à r.l., as guarantors, and Wilmington Trust, National Association, as trustee.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.6	Supplement Indenture to the January 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2018
4.7	Second Supplement Indenture to the January 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 25, 2019
4.8	Form of 2.375% Senior Note due 2020 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.9	Form of 3.000% Senior Note due 2022 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.10	Form of 3.625% Senior Note due 2024 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.11	Form of 3.875% Senior Note due 2027 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.12	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the Company and Broadcom Cayman L.P., as guarantors, and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.13	Supplemental Indenture to October 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2018
4.14	Second Supplemental Indenture to October 2017 Indenture, dates as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 25, 2019
4.15	Form of 2.200% Senior Note due 2021 (included in Exhibit 4.12).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.16	Form of 2.650% Senior Note due 2023 (included in Exhibit 4.12).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.17	Form of 3.125% Senior Note due 2025 (included in Exhibit 4.12).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.18	Form of 3.500% Senior Note due 2028 (included in Exhibit 4.12).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.19
Indenture, dated as of April 5, 2019, by and among the Company, as Issuer, Broadcom Technologies Inc., Broadcom Corporation and Broadcom Cayman Finance Limited (the “2019 Guarantors”), and Wilmington Trust, National Association, as trustee.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 5, 2019
4.20	Form of 3.125% Senior Notes due 2021 (included in Exhibit 4.19).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 5, 2019
4.21	Form of 3.125% Senior Notes due 2022 (included in Exhibit 4.19).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 5, 2019
4.22	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.19).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 5, 2019
4.23	Form of 4.250% Senior Notes due 2026 (included in Exhibit 4.19).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 5, 2019
4.24	Form of 4.750% Senior Notes due 2029 (included in Exhibit 4.19).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 5, 2019
4.25
Registration Rights Agreement, dated as of April 5, 2019, by and among the Company, the 2019 Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several initial purchasers of the 2019 Senior Notes.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 5, 2019
10.1	Credit Agreement, dated as of November 4, 2019, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as administrative agent.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	November 4, 2019
10.2	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Inventive Plan, as amended (effective December 6, 2019).	Broadcom Inc. Current Report on Form 10-K (Commission File No. 001-38449)	December 20, 2019
10.3	Form of Performance Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan, as amended (effective December 6, 2019).	Broadcom Inc. Current Report on Form 10-K (Commission File No. 001-38449)	December 20, 2019
10.4	Bay Dynamics, Inc. 2016 Equity Incentive Plan.	Broadcom Inc. Form S-8 (Commission File No. 333-235753)	December 30, 2019
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

101.SCH	XBRL Schema Document			X

101.CAL	XBRL Calculation Linkbase Document			X

101.DEF	XBRL Definition Linkbase Document			X

101.LAB	XBRL Labels Linkbase Document			X

101.PRE	XBRL Presentation Linkbase Document			X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Thomas H. Krause, Jr.
Thomas H. Krause, Jr.
Chief Financial Officer
Date: March 13, 2020