Form 10-Q
period 2020-05-03
Broadcom Inc.
filed 2020-06-12
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2020
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

As of May 29, 2020, there were 402,185,283 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 3, 2020

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	May 3, 2020	November 3, 2019

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$9,207	$5,055
Trade accounts receivable, net	3,211	3,259
Inventory	953	874
Other current assets	851	729
Total current assets	14,222	9,917
Long-term assets:
Property, plant and equipment, net	2,618	2,565
Goodwill	43,457	36,714
Intangible assets, net	19,909	17,554
Other long-term assets	1,342	743
Total assets	$81,548	$67,493
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,230	$855
Employee compensation and benefits	494	641
Current portion of long-term debt	819	2,787
Other current liabilities	4,058	2,616
Total current liabilities	6,601	6,899
Long-term liabilities:
Long-term debt	45,044	30,011
Other long-term liabilities	5,933	5,613
Total liabilities	57,578	42,523
Commitments and contingencies (Note 12)
Preferred stock dividend obligation	28	29
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; 8.00% Mandatory Convertible Preferred Stock, Series A, 4 shares issued and outstanding; aggregate liquidation value of $3,738 as of May 3, 2020 and November 3, 2019	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 402 and 398 shares issued and outstanding as of May 3, 2020 and November 3, 2019, respectively	—	—
Additional paid-in capital	24,073	25,081
Retained earnings	—	—
Accumulated other comprehensive loss	(131)	(140)
Total stockholders’ equity	23,942	24,941
Total liabilities and equity	$81,548	$67,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2020	May 5, 2019	May 3, 2020	May 5, 2019

	(In millions, except per share data)
Net revenue:
Products	$4,253	$4,418	$8,457	$9,057
Subscriptions and services	1,489	1,099	3,143	2,249
Total net revenue	5,742	5,517	11,600	11,306
Cost of revenue:
Cost of products sold	1,448	1,457	2,907	3,011
Cost of subscriptions and services	144	135	321	273
Amortization of acquisition-related intangible assets	954	826	1,904	1,659
Restructuring charges	7	10	15	66
Total cost of revenue	2,553	2,428	5,147	5,009
Gross margin	3,189	3,089	6,453	6,297
Research and development	1,269	1,151	2,558	2,284
Selling, general and administrative	501	419	1,102	890
Amortization of acquisition-related intangible assets	599	473	1,202	949
Restructuring, impairment and disposal charges	54	76	111	649
Total operating expenses	2,423	2,119	4,973	4,772
Operating income	766	970	1,480	1,525
Interest expense	(487)	(376)	(893)	(721)
Other income, net	130	63	126	131
Income from continuing operations before income taxes	409	657	713	935
Benefit from income taxes	(159)	(36)	(235)	(239)
Income from continuing operations	568	693	948	1,174
Loss from discontinued operations, net of income taxes	(5)	(2)	—	(12)
Net income	563	691	948	1,162
Dividends on preferred stock	(75)	—	(149)	—
Net income attributable to common stock	$488	$691	$799	$1,162

Basic income per share attributable to common stock:
Income per share from continuing operations	$1.23	$1.75	$2.00	$2.94
Loss per share from discontinued operations	(0.01)	(0.01)	—	(0.03)
Net income per share	$1.22	$1.74	$2.00	$2.91

Diluted income per share attributable to common stock:
Income per share from continuing operations	$1.18	$1.64	$1.91	$2.80
Loss per share from discontinued operations	(0.01)	—	—	(0.03)
Net income per share	$1.17	$1.64	$1.91	$2.77

Weighted-average shares used in per share calculations:
Basic	401	397	400	399
Diluted	417	422	419	420
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2020	May 5, 2019	May 3, 2020	May 5, 2019

	(In millions)
Net income	$563	$691	$948	$1,162
Other comprehensive income, net of tax:
Change in actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	1	—	1	—
Other comprehensive income, net of tax	1	—	1	—
Comprehensive income	$564	$691	$949	$1,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Two Fiscal Quarters Ended
	May 3, 2020	May 5, 2019

	(In millions)
Cash flows from operating activities:
Net income	$948	$1,162
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	3,165	2,621
Depreciation	293	285
Stock-based compensation	1,062	1,009
Deferred taxes and other non-cash taxes	(247)	(473)
Loss on debt extinguishment	98	—
Non-cash restructuring, impairment and disposal charges	17	98
Non-cash interest expense	61	27
Other	11	(60)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	48	261
Inventory	30	90
Accounts payable	350	(139)
Employee compensation and benefits	(156)	(464)
Other current assets and current liabilities	464	469
Other long-term assets and long-term liabilities	(609)	(87)
Net cash provided by operating activities	5,535	4,799
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(10,870)	(16,027)
Proceeds from sales of businesses	168	957
Purchases of property, plant and equipment	(256)	(224)
Other	(5)	(5)
Net cash used in investing activities	(10,963)	(15,299)
Cash flows from financing activities:
Proceeds from long-term borrowings	19,849	28,793
Repayment of debt	(8,989)	(12,000)
Other borrowings, net	1,743	1,575
Payment of dividends	(2,753)	(2,124)
Repurchases of common stock - repurchase program	—	(4,266)
Shares repurchased for tax withholdings on vesting of equity awards	(388)	(577)
Issuance of common stock	128	183
Other	(10)	(48)
Net cash provided by financing activities	9,580	11,536
Net change in cash and cash equivalents	4,152	1,036
Cash and cash equivalents at beginning of period	5,055	4,292
Cash and cash equivalents at end of period	$9,207	$5,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Two Fiscal Quarters Ended May 3, 2020

	8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of November 3, 2019	4	$—	398	$—	$25,081	$—	$(140)	$24,941
Net income	—	—	—	—	—	385	—	385
Cumulative effect of accounting change	—	—	—	—	—	(10)	8	(2)
Fair value of partially vested equity awards assumed in connection with an acquisition	—	—	—	—	1	—	—	1
Dividends to common stockholders	—	—	—	—	(996)	(301)	—	(1,297)
Dividends to preferred stockholders	—	—	—	—	—	(74)	—	(74)
Common stock issued	—	—	2	—	37	—	—	37
Stock-based compensation	—	—	—	—	545	—	—	545
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(168)	—	—	(168)
Balance as of February 2, 2020	4	—	399	—	24,500	—	(132)	24,368
Net income	—	—	—	—	—	563	—	563
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends to common stockholders	—	—	—	—	(818)	(488)	—	(1,306)
Dividends to preferred stockholders	—	—	—	—	—	(75)	—	(75)
Common stock issued	—	—	4	—	91	—	—	91
Stock-based compensation	—	—	—	—	517	—	—	517
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(217)	—	—	(217)
Balance as of May 3, 2020	4	$—	402	$—	$24,073	$—	$(131)	$23,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Two Fiscal Quarters Ended May 5, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of November 4, 2018	408	$—	$23,285	$3,487	$(115)	$26,657
Net income	—	—	—	471	—	471
Cumulative effect of accounting change	—	—	—	8	(1)	7
Fair value of partially vested equity awards assumed in connection with the acquisition of CA, Inc.	—	—	67	—	—	67
Dividends to common stockholders	—	—	—	(1,067)	—	(1,067)
Common stock issued	2	—	62	—	—	62
Stock-based compensation	—	—	540	—	—	540
Repurchases of common stock	(14)	—	(796)	(2,640)	—	(3,436)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(77)	—	—	(77)
Balance as of February 3, 2019	396	—	23,081	259	(116)	23,224
Net income	—	—	—	691	—	691
Dividends to common stockholders	—	—	(331)	(726)	—	(1,057)
Common stock issued	8	—	121	—	—	121
Stock-based compensation	—	—	544	—	—	544
Repurchases of common stock	(3)	—	(606)	(224)	—	(830)
Shares repurchased for tax withholdings on vesting of equity awards	(2)	—	(521)	—	—	(521)
Balance as of May 5, 2019	399	$—	$22,288	$—	$(116)	$22,172

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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year 2020 is a 52-week fiscal year. The first quarter of our fiscal year 2020 ended on February 2, 2020, the second quarter ended on May 3, 2020 and the third quarter ends on August 2, 2020. Our fiscal year ended November 3, 2019 (“fiscal year 2019”) was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 3, 2019 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2019 as filed with the Securities and Exchange Commission (the “SEC”). All intercompany transactions and balances have been eliminated in consolidation. The operating results for the fiscal quarter and two fiscal quarters ended May 3, 2020 are not necessarily indicative of the results that may be expected for fiscal year 2020, or for any other future period.
Significant Accounting Policies
Use of estimates. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The inputs into certain of these estimates and assumptions include the consideration of the economic impact of the COVID-19 pandemic. Actual results could differ materially from these estimates, and such differences could affect the results of operations reported in future periods. As the COVID-19 pandemic continues to develop, many of these estimates could require increased judgment and carry a higher degree of variability and volatility, and may change materially in future periods.
Reclassifications. Certain reclassifications have been made to the prior period condensed consolidated statement of cash flows to conform to current period presentation. These reclassifications had no impact on previously reported net cash activities.
Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”), which requires a lessee to recognize lease assets and lease liabilities on the balance sheet for operating leases. At the beginning of fiscal year 2020, we adopted Topic 842 using the optional adoption method, whereby no adjustment to the financial statements of comparative periods is required. Upon adoption, we recorded net right-of-use (“ROU”) assets of $545 million and lease liabilities of $591 million and there were no cumulative effect adjustments as of November 4, 2019. The net ROU assets included the effect of reclassifying deferred rent and a portion of facilities-related restructuring reserves as an offset in accordance with the transition guidance. The standard did not materially affect the condensed consolidated statements of operations and the condensed consolidated statement of cash flows. See Note 5. “Leases” for further information.
Recent Accounting Guidance Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU were effective upon issuance and may be applied through December 31, 2022. We are currently evaluating the impact of this guidance on our contracts, including but not limited to our credit agreements.
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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended May 3, 2020
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$490	$3,438	$325	$4,253
Subscriptions and services (a)	976	162	351	1,489
Total	$1,466	$3,600	$676	$5,742

	Fiscal Quarter Ended May 5, 2019
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$608	$3,372	$438	$4,418
Subscriptions and services (a)	749	101	249	1,099
Total	$1,357	$3,473	$687	$5,517

	Two Fiscal Quarters Ended May 3, 2020
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$930	$6,889	$638	$8,457
Subscriptions and services (a)	2,075	331	737	3,143
Total	$3,005	$7,220	$1,375	$11,600

	Two Fiscal Quarters Ended May 5, 2019
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,225	$7,092	$740	$9,057
Subscriptions and services (a)	1,565	215	469	2,249
Total	$2,790	$7,307	$1,209	$11,306
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
Contract Balances
Contract assets and contract liabilities balances were as follows:

	Contract Assets	Contract Liabilities

	(In millions)
Balance as of November 3, 2019	$259	$1,808

Balance as of May 3, 2020 (a)	$197	$3,776
________________________________
(a) Contract liabilities associated with the Symantec Business were included in the balance as of May 3, 2020.

	Contract Assets	Contract Liabilities

	(In millions)
Balance as of November 5, 2018 (a)	$18	$272

Balance as of May 5, 2019	$210	$2,470
________________________________
(a) We adopted ASU 2014-09, Revenue from Contracts with Customers, on November 5, 2018, immediately prior to the acquisition of CA, Inc. (“CA”). Accordingly, the opening balance does not include contract assets or contract liabilities associated with CA.
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements which may include termination for convenience provisions. The amount of revenue recognized during the two fiscal quarters ended May 3, 2020 that was included in the contract liabilities balance as of November 3, 2019 was $1,059 million. The amount of revenue recognized during the two fiscal quarters ended May 5, 2019 that was included in the contract liabilities balance as of November 5, 2018 was $144 million.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts for subscriptions and services where the customer is not committed. The customer is not considered committed when termination for convenience without payment of a substantive penalty exists, either contractually or through customary business practice. Additionally, as a practical expedient, we have not included contracts that have an original duration of one year or less nor have we included contracts with sales-based and usage-based royalties promised in exchange for a license of intellectual property (“IP”).
Because the substantial majority of our customer contracts allow our customers to terminate for convenience or have an original duration of one year or less, the total amount of the transaction price allocated to remaining performance obligations as of May 3, 2020 was not material. Since our customers generally do not exercise their termination for convenience rights and the majority of the contracts we execute for products, as well as subscriptions and services, have a duration of one year or less, our remaining performance obligations are not indicative of revenue for future periods.
3. Acquisitions
Acquisition of Symantec Corporation’s Enterprise Security Business
On November 4, 2019, we completed the purchase of the Symantec Business, which was an established leader in cybersecurity, for $10.7 billion in cash. We acquired the Symantec Business to expand our footprint of mission critical infrastructure software with our existing customer base. The Symantec Business includes a deep and broad mix of products, services and solutions, unifying cloud and on-premises security to provide advanced threat protection and information protection across endpoints, network, email and cloud applications. We financed this acquisition with the net proceeds from borrowings under the November 2019 Term Loans, as defined in Note 8. “Borrowings”.
We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values, which were based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, we may further revise our preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from November 4, 2019). Any such revisions or changes may be material.
The following table presents our preliminary allocation of the total purchase price:

Estimated Fair Value
(In millions)
Current assets	$276
Goodwill	6,634
Intangible assets	5,411
Other long-term assets	93
Total assets acquired	12,414
Current liabilities	(1,127)
Other long-term liabilities	(587)
Total liabilities assumed	(1,714)
Fair value of net assets acquired	$10,700
Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the Symantec Business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the Symantec Asset Purchase. Substantially all goodwill is deductible for tax purposes.
Current assets and current liabilities included amounts held-for-sale related to the acquired Symantec Cyber Security Services (“CSS”) business. The CSS business was not aligned with our acquisition-date strategic objectives and was sold on April 30, 2020. We do not have any material continuing involvement with this business and have presented its results in discontinued operations.
Revenue attributable to the Symantec Business has been included in our infrastructure software segment. Transaction costs related to the Symantec Asset Purchase of $110 million were included in selling, general and administrative expense for the two fiscal quarters ended May 3, 2020.

Intangible Assets

	Estimated Fair Value	Weighted-Average Amortization Periods
	(In millions)	(In years)
Developed technology	$2,900	5
Customer contracts and related relationships	2,410	5
Trade name	90	6
Order backlog	11	3
Total identified intangible assets	$5,411
Developed technology relates to products used for cybersecurity solutions, including data loss prevention, endpoint protection, and web, email and cloud security solutions. We valued the developed technology using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
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
We believe the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of November 4, 2019.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if we had completed the Symantec Asset Purchase as of the beginning of fiscal year 2019. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges related to the acquisition and transaction costs. For the two fiscal quarters ended May 5, 2019, non-recurring pro forma adjustments directly attributable to the Symantec Asset Purchase included transaction costs of $136 million. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2019 or of the results of our future operations of the combined business.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2020	May 5, 2019	May 3, 2020	May 5, 2019

	(In millions)
Pro forma net revenue	$5,568	$5,927	$11,207	$12,260
Pro forma net income attributable to common stock	$403	$363	$632	$489

Other Acquisitions
During the fiscal quarter ended February 2, 2020, we also completed three other acquisitions qualifying as business combinations for total consideration of $201 million, of which $109 million was allocated to goodwill and $46 million was allocated to intangible assets. We do not consider these acquisitions to be material, individually or in the aggregate, to our condensed consolidated statements of operations.
Acquisition of CA, Inc.
On November 5, 2018, we acquired CA for total consideration of $16.1 billion, net of cash acquired (“CA Merger”). CA was a leading provider of information technology management software and solutions. We acquired CA to enhance our infrastructure software capabilities.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if CA had been acquired as of the beginning of our fiscal year ended November 4, 2018 (“fiscal year 2018”). The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges related to the acquisition and transaction costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined business.

	Fiscal Quarter Ended	Two Fiscal Quarters Ended
	May 5, 2019	May 5, 2019

	(In millions)
Pro forma net revenue	$5,289	$10,850
Pro forma net income attributable to common stock	$558	$1,353

4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $2,658 million and $850 million of time deposits and $1,686 million and $649 million of money-market funds as of May 3, 2020 and November 3, 2019, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $926 million and $1,827 million during the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively, and $90 million during both the fiscal quarter and two fiscal quarters ended May 5, 2019. Factoring fees for the sales of receivables were recorded in other income, net and were not material for any of the periods presented.
Inventory

	May 3, 2020	November 3, 2019

	(In millions)
Finished goods	$306	$339
Work-in-process	471	414
Raw materials	176	121
Total inventory	$953	$874

Other Current Assets

	May 3, 2020	November 3, 2019

	(In millions)
Prepaid expenses	$389	$302
Other (miscellaneous)	462	427
Total other current assets	$851	$729
Other Current Liabilities

	May 3, 2020	November 3, 2019

	(In millions)
Contract liabilities	$3,065	$1,501
Other (miscellaneous)	993	1,115
Total other current liabilities	$4,058	$2,616
Other Long-Term Liabilities

	May 3, 2020	November 3, 2019

	(In millions)
Unrecognized tax benefits	$3,300	$3,269
Contract liabilities	711	307
Other (miscellaneous)	1,922	2,037
Total other long-term liabilities	$5,933	$5,613
Other Income, net
Other income, net for the fiscal quarter and two fiscal quarters ended May 3, 2020 included a $116 million one-time gain from the lapse of a tax indemnification arrangement.
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2020	May 5, 2019	May 3, 2020	May 5, 2019

	(In millions)
Cash paid for interest	$375	$189	$756	$612
Cash paid for income taxes	$124	$425	$255	$520
As of May 3, 2020 and May 5, 2019, we had $53 million and $35 million, respectively, of unpaid purchases of property, plant and equipment included in accounts payable. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant and equipment in the condensed consolidated statements of cash flows in the period in which they are paid.
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
We entered into operating and finance leases for our facilities, data centers and certain equipment. For the fiscal quarter and two fiscal quarters ended May 3, 2020, we recorded $26 million and $51 million of operating lease expense, respectively, and $3 million and $5 million of finance lease expense, respectively. For the fiscal quarter and two fiscal quarters ended May 5, 2019, rent expense was $59 million and $126 million, respectively.
Other information related to leases was as follows:

Two Fiscal Quarters Ended
May 3, 2020
(In millions)
Cash paid for operating leases included in operating cash flows	$63
ROU assets obtained in exchange for operating lease liabilities	$659
ROU assets obtained in exchange for finance lease liabilities	$58

May 3, 2020
Weighted-average remaining lease term – operating leases (In years)	11
Weighted-average remaining lease term – finance leases (In years)	5
Weighted-average discount rate – operating leases	3.71%
Weighted-average discount rate – finance leases	3.33%
Supplemental balance sheet information related to leases was as follows:

	Classification on the Condensed Consolidated Balance Sheet	May 3, 2020
		(In millions)
ROU assets - operating leases	Other long-term assets	$613
ROU assets - finance leases	Property, plant and equipment, net	$53

Short-term lease liabilities - operating leases	Other current liabilities	$95
Long-term lease liabilities - operating leases	Other long-term liabilities	$553
Short-term lease liabilities - finance leases	Current portion of long-term debt	$12
Long-term lease liabilities - finance leases	Long-term debt	$43

The maturities of lease liabilities were as follows:

	May 3, 2020
	Operating Leases	Finance Leases

	(In millions)
2020 (remainder)	$59	$8
2021	114	13
2022	91	13
2023	80	13
2024	61	13
Thereafter	403	—
Total undiscounted liabilities	808	60
Less: interest	160	5
Present value of lease liabilities	$648	$55

As of November 3, 2019, future minimum lease payments under non-cancelable lease liabilities prior to our adoption of Topic 842 were as follows:

November 3, 2019
(In millions)
2020	$115
2021	99
2022	80
2023	69
2024	47
Thereafter	390
Total minimum lease payments	$800

6. Goodwill and Intangible Assets
Goodwill

	Semiconductor Solutions	Infrastructure Software	IP Licensing	Total

	(In millions)
Balance as of November 3, 2019	$25,929	$10,776	$9	$36,714
Reallocation due to change in segments	9	—	(9)	—
Acquisitions	35	6,708	—	6,743
Balance as of May 3, 2020	$25,973	$17,484	$—	$43,457
During the first quarter of fiscal year 2020, we changed our organizational structure to include our IP licensing segment in our semiconductor solutions segment, resulting in two reportable segments: semiconductor solutions and infrastructure software.
Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of May 3, 2020:
Purchased technology	$24,073	$(12,013)	$12,060
Customer contracts and related relationships	8,389	(2,484)	5,905
Order backlog	2,579	(1,372)	1,207
Trade names	797	(282)	515
Other	252	(100)	152
Intangible assets subject to amortization	36,090	(16,251)	19,839
In-process research and development	70	—	70
Total	$36,160	$(16,251)	$19,909

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of November 3, 2019:
Purchased technology	$20,935	$(10,113)	$10,822
Customer contracts and related relationships	5,978	(1,787)	4,191
Order backlog	2,569	(908)	1,661
Trade names	712	(247)	465
Other	241	(89)	152
Intangible assets subject to amortization	30,435	(13,144)	17,291
In-process research and development	263	—	263
Total	$30,698	$(13,144)	$17,554
Based on the amount of intangible assets subject to amortization at May 3, 2020, the expected amortization expense for each of the next five years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense
(In millions)
2020 (remainder)	$3,117
2021	5,402
2022	4,360
2023	3,231
2024	2,362
Thereafter	1,367
Total	$19,839
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	May 3, 2020
(In years)
Purchased technology	5
Customer contracts and related relationships	5
Order backlog	2
Trade names	9
Other	9

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
Diluted shares outstanding include the dilutive effect of unvested restricted stock units (“RSUs”), in-the-money stock options and employee stock purchase plan rights under the Broadcom Inc. Employee Stock Purchase Plan, as amended (“ESPP”), (collectively referred to as “equity awards”), as well as Mandatory Convertible Preferred Stock, as defined in Note 9. “Stockholders’ Equity.” Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.

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
For both the fiscal quarter and two fiscal quarters ended May 3, 2020, diluted net income per share excluded the potentially dilutive effect of 13 million shares of common stock issuable upon the conversion of Mandatory Convertible Preferred Stock as their effect was antidilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2020	May 5, 2019	May 3, 2020	May 5, 2019

	(In millions, except per share data)
Numerator:
Income from continuing operations	$568	$693	$948	$1,174
Less: Dividends on preferred stock	75	—	149	—
Income from continuing operations attributable to common stock	493	693	799	1,174
Loss from discontinued operations, net of income taxes, attributable to common stock	(5)	(2)	—	(12)
Net income attributable to common stock	$488	$691	$799	$1,162

Denominator:
Weighted-average shares outstanding - basic	401	397	400	399
Dilutive effect of equity awards	16	25	19	21
Weighted-average shares outstanding - diluted	417	422	419	420

Basic income per share attributable to common stock:
Income per share from continuing operations	$1.23	$1.75	$2.00	$2.94
Loss per share from discontinued operations	(0.01)	(0.01)	—	(0.03)
Net income per share	$1.22	$1.74	$2.00	$2.91

Diluted income per share attributable to common stock:
Income per share from continuing operations	$1.18	$1.64	$1.91	$2.80
Loss per share from discontinued operations	(0.01)	—	—	(0.03)
Net income per share	$1.17	$1.64	$1.91	$2.77

8. Borrowings

	May 3, 2020			November 3, 2019
	Effective Interest Rate		Aggregate Principal Amount	Effective Interest Rate		Aggregate Principal Amount

	(In millions)
April 2020 Senior Notes - fixed rate
4.700% notes due April 2025	4.88%		$2,250			$—
5.000% notes due April 2030	5.18%		2,250			—
November 2019 Term Loans - floating rate
LIBOR plus 1.125% term loan due through November 2022	2.38%		7,556			—
LIBOR plus 1.250% term loan due through November 2024	2.40%		7,556			—
May 2019 Term Loans - floating rate
LIBOR plus 1.250% term loan due May 2024	2.35%		300	3.36%		800
LIBOR plus 1.375% term loan due May 2026	2.44%		300	3.45%		800
April 2019 Senior Notes - fixed rate
3.125% notes due April 2021	3.61%		726	3.61%		2,000
3.125% notes due October 2022	3.53%		1,500	3.53%		1,500
3.625% notes due October 2024	3.98%		2,000	3.98%		2,000
4.250% notes due April 2026	4.54%		2,500	4.54%		2,500
4.750% notes due April 2029	4.95%		3,000	4.95%		3,000
2017 Senior Notes - fixed rate
2.375% notes due January 2020			—	2.62%		2,750
2.200% notes due January 2021	2.41%		399	2.41%		750
3.000% notes due January 2022	3.21%		1,139	3.21%		3,500
2.650% notes due January 2023	2.78%		1,000	2.78%		1,000
3.625% notes due January 2024	3.74%		2,500	3.74%		2,500
3.125% notes due January 2025	3.23%		1,000	3.23%		1,000
3.875% notes due January 2027	4.02%		4,800	4.02%		4,800
3.500% notes due January 2028	3.60%		1,250	3.60%		1,250
Assumed CA Senior Notes - fixed rate
5.375% notes due December 2019			—	3.43%		750
3.600% notes due August 2022	4.07%		500	4.07%		500
4.500% notes due August 2023	4.10%		250	4.10%		250
4.700% notes due March 2027	5.15%		350	5.15%		350
Other borrowings
Revolving facility under the 2019 Credit Agreement	1.97%		3,000			—
Commercial paper	2.90%	(a)	28	2.55%	(a)	1,000
1.375% convertible notes due January 2020			—	0.63%		37
2.500% - 4.500% senior notes due August 2022 - August 2034	2.59%- 4.55%		22	2.59%- 4.55%		22
Total principal amount outstanding			46,176			33,059
Less: Unamortized premium/discount and issuance costs			(368)			(261)
Total debt			$45,808			$32,798
________________________________
(a) Represents the weighted average interest rate on outstanding commercial paper.

As of May 3, 2020, $12 million and $43 million of short-term and long-term finance lease liabilities were included in the current portion of long-term debt and long-term debt, respectively, on the condensed consolidated balance sheet.
April 2020 Senior Notes
In April 2020, we issued $4.5 billion of senior unsecured notes (the “April 2020 Senior Notes”). The April 2020 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom Corporation (“BRCM”) and Broadcom Technologies Inc. (“BTI”). Each series of our April 2020 Senior Notes pays interest semi-annually in arrears on April 15 and October 15 of each year. We may, at our option, redeem or purchase, in whole or in part, any of the April 2020 Senior Notes prior to their respective maturities, at a price equal to 100% of the principal amount of the applicable April 2020 Senior Notes, plus a corresponding make-whole premium as set forth in the indenture governing the April 2020 Senior Notes, plus accrued and unpaid interest. As of May 3, 2020, the April 2020 Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
Pursuant to a cash tender offer that we completed on April 23, 2020, we repurchased $2,361 million of our 3.000% notes due January 2022, $1,274 million of our 3.125% notes due April 2021 and $351 million of our 2.200% notes due January 2021 with the net proceeds from the April 2020 Senior Notes. As a result of these repurchases, we incurred premiums of $78 million and wrote off $15 million of unamortized discount and issuance costs, both of which were included in interest expense in the condensed consolidated statements of operations.
November 2019 Term Loans
        On November 4, 2019, in connection with the Symantec Asset Purchase, we entered into a credit agreement (the “2020 Credit Agreement”), which provides for a $7,750 million unsecured term A-3 facility and a $7,750 million unsecured term A-5 facility (collectively, the “November 2019 Term Loans”). Interest on our November 2019 Term Loans is based on a floating rate and is payable monthly. We used $10.7 billion of the net proceeds from the November 2019 Term Loans to fund the Symantec Asset Purchase. During the fiscal quarter ended February 2, 2020, we also used the net proceeds to repay $750 million principal amount of 5.375% notes due December 1, 2019 and $2,750 million principal amount of 2.375% notes due January 15, 2020, on their respective maturity dates. Our obligations under the 2020 Credit Agreement are guaranteed on an unsecured basis by BRCM and BTI. Beginning the second quarter of fiscal year 2020, we are required to repay 2.5% of the original principal borrowed under our November 2019 Term Loans every quarter until their respective maturity dates, unless and to the extent any amounts prepaid under the November 2019 Term Loans are applied to these required amortization payments.
May 2019 Term Loans
In January 2020, we repaid an aggregate of $1,000 million of term loans consisting of $500 million of each of our unsecured term A-5 and A-7 facilities under the credit agreement entered into in May 2019 (the “2019 Credit Agreement”), using net proceeds from issuances of Commercial Paper, as defined below. Our obligations under the 2019 Credit Agreement are guaranteed on an unsecured basis by BRCM and BTI.
In addition to these unsecured term facilities, the 2019 Credit Agreement provides for a five-year $5 billion unsecured revolving facility (the “Revolving Facility”), of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments reduce the aggregate amount otherwise available under the Revolving Facility for revolving loans. Subject to the terms of the 2019 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time, prior to the earlier of (a) May 2024 or (b) the date of termination, in whole of the revolving lenders’ commitments under the 2019 Credit Agreement in accordance with the terms thereof. As of May 3, 2020, we had $3 billion of borrowings outstanding under the Revolving Facility with a term of less than one month. We had no borrowings outstanding as of November 3, 2019 under the Revolving Facility. Per the terms of the 2019 Credit Agreement, we have the ability and intent to continuously refinance our borrowings under the Revolving Facility and have therefore recorded such borrowings as long-term debt.
Commercial Paper
        In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. As of May 3, 2020 and November 3, 2019, we had $28 million and $1 billion, respectively, of Commercial Paper outstanding with maturities generally less than three months. As our commercial paper program is supported by the Revolving Facility, we have the ability and intent to continuously refinance Commercial Paper. As a result, we have recorded Commercial Paper, net of discount, as long-term debt. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under the Revolving Facility.
May 2020 Senior Notes
Subsequent to the fiscal quarter ended May 3, 2020, we issued $8,000 million of senior unsecured notes on May 8, 2020. These notes are comprised of $1,000 million of senior notes due 2023, $2,250 million of senior notes due 2025, $2,750 million of senior notes due 2030 and $2,000 million of senior notes due 2032 (collectively, the “May 2020 Senior Notes”). The May 2020 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by BRCM and BTI. Each series of our May 2020 Senior Notes pays interest semi-annually in arrears on May 15 and November 15 of each year. We may, at our option, redeem or purchase, in whole or in part, any of the May 2020 Senior Notes prior to their respective maturities at a price equal to 100% of the principal amount, plus a corresponding make-whole premium as set forth in the indenture governing the May 2020 Senior Notes, plus accrued and unpaid interest. The net proceeds from this issuance, together with the remaining net proceeds from the issuance of the April 2020 Senior Notes, were used to repay an aggregate of $5,424 million of term loans outstanding under the 2020 Credit Agreement, consisting of repayments of $2,712 million of each of our unsecured term A-3 facility and unsecured term A-5 facility, and $3,000 million of borrowings outstanding under the Revolving Facility. The remaining term loans outstanding under the 2020 Credit Agreement are due more than one year after May 3, 2020 and were included in long-term debt.
May 2020 Exchange Notes
On June 4, 2020, subsequent to the fiscal quarter ended May 3, 2020, we completed the settlement of our private offers to exchange $3,742 million of certain series of our outstanding notes maturing between 2021 and 2024 (the “Exchange Offers”), for $1,695 million of new senior notes due 2026 and $2,222 million of new senior notes due 2028 (collectively, the “May 2020 Exchange Notes”). As a result of the settlement, we recorded $201 million and $117 million of our 3.125% notes due April 2021 and 2.200% notes due January 2021, respectively, as long-term debt as of May 3, 2020. The May 2020 Exchange Notes pay interest semi-annually in arrears on March 15 and September 15 of each year. We may, at our option, redeem or purchase, in whole or in part, any of the May 2020 Exchange Notes prior to their respective maturities, at a price equal to 100% of the principal amount of the applicable May 2020 Exchange Notes, plus a corresponding make-whole premium as set forth in the indenture governing the May 2020 Exchange Notes, plus accrued and unpaid interest.
Fair Value of Debt
As of May 3, 2020, the estimated aggregate fair value of debt was $47,732 million. The fair value of our senior notes was determined using quoted prices from less active markets. The estimated fair value of our November 2019 Term Loans and May 2019 Term Loans approximated carrying value due to their floating interest rates and consistency in our credit ratings. The estimated fair value of our revolver borrowings and Commercial Paper approximated their carrying value due to the short-term maturity of these borrowings. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of May 3, 2020 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2020 (remainder)	$3,803
2021	2,674
2022	4,698
2023	7,644
2024	5,582
Thereafter	21,775
Total	$46,176
        As of May 3, 2020 and November 3, 2019, we accrued interest payable of $190 million and $214 million, respectively, and were in compliance with all debt covenants.

9. Stockholders’ Equity
Mandatory Convertible Preferred Stock
On September 30, 2019, we completed an offering of approximately 4 million shares of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share (“Mandatory Convertible Preferred Stock”), which generated net proceeds of approximately $3,679 million.
On September 30, 2022, unless earlier converted, each outstanding share of Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock at a rate between the then minimum and maximum conversion rates. At any time prior to September 30, 2022, holders may elect to convert each share of Mandatory Convertible Preferred Stock into shares of our common stock at the then minimum conversion rate. The conversion rates are subject to anti-dilution adjustments. As of May 3, 2020, the minimum conversion rate was 3.0456 and the maximum conversion rate was 3.5600.
We recognized $28 million and $29 million of accrued preferred stock dividends, which were presented as temporary equity on our condensed consolidated balance sheets as of May 3, 2020 and November 3, 2019, respectively.
Cash Dividends Declared and Paid

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2020	May 5, 2019	May 3, 2020	May 5, 2019

	(In millions, except per share data)
Dividends per share to common stockholders	$3.25	$2.65	$6.50	$5.30
Dividends to common stockholders	$1,306	$1,057	$2,603	$2,124
Dividends per share to preferred stockholders	$20.00	$—	$40.00	$—
Dividends to preferred stockholders	$75	$—	$150	$—

Stock-Based Compensation Expense

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2020	May 5, 2019	May 3, 2020	May 5, 2019

	(In millions)
Cost of products sold	$27	$29	$58	$55
Cost of subscriptions and services	14	12	26	20
Research and development	373	371	764	682
Selling, general and administrative	103	132	214	252
Total stock-based compensation expense	$517	$544	$1,062	$1,009
As of May 3, 2020, the total unrecognized compensation cost related to unvested stock-based awards was $5,049 million, which is expected to be recognized over the remaining weighted-average service period of 3.8 years.
Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 3, 2019	40	$188.52
Granted	2	$249.79
Vested	(4)	$200.57
Forfeited	(1)	$191.85
Balance as of May 3, 2020	37	$191.38

The aggregate fair value of time- and market-based RSUs that vested during the two fiscal quarters ended May 3, 2020 was $1,093 million, which represents the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
A summary of time- and market-based stock option activity is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value

	(In millions, except years and per share data)
Balance as of November 3, 2019	4	$51.83
Exercised	(1)	$46.39		$400
Balance as of May 3, 2020	3	$55.07	0.7	$567
Fully vested as of May 3, 2020	3	$55.07	0.7	$566
Fully vested and expected to vest as of May 3, 2020	3	$55.07	0.7	$567

10. Income Taxes
The benefit from income taxes was $159 million and $235 million for the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively, compared to $36 million and $239 million for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively.
The benefit from income taxes for the fiscal quarter and two fiscal quarters ended May 3, 2020 was primarily due to the jurisdictional mix of income and expense, the remeasurement of certain foreign deferred tax assets and liabilities, and excess tax benefits from stock-based awards that vested or were exercised during the periods.
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
The benefit from income taxes for the fiscal quarter ended May 5, 2019 was primarily due to excess tax benefits from stock-based awards that vested or were exercised during the period, partially offset by a change in estimate of our fiscal year 2018 provision resulting from regulations issued related to the U.S. Tax Cuts and Jobs Act (the “2017 Tax Reform Act”).
The benefit from income taxes for the two fiscal quarters ended May 5, 2019 was primarily due to excess tax benefits from stock-based awards that vested or were exercised during the period, the recognition of gross uncertain tax benefits as a result of audit settlements and lapses of statutes of limitations, and the partial release of our valuation allowance as a result of the CA Merger, partially offset by a change in estimate of our fiscal year 2018 provision resulting from regulations issued related to the 2017 Tax Reform Act.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes a number of income tax changes, including, but not limited to, (i) permitting net operating loss carrybacks to offset 100% of taxable income for taxable years beginning before 2021, (ii) accelerating alternative minimum tax refunds and (iii) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income. These changes did not have a material impact on the condensed consolidated financial statements presented herein.
Uncertain Tax Positions
The balance of gross unrecognized tax benefits was $4,578 million and $4,422 million as of May 3, 2020 and November 3, 2019, respectively. This increase was primarily due to changes in uncertain tax positions from adjustments arising from audits conducted by tax authorities.
Accrued interest and penalties are included in other long-term liabilities on the condensed consolidated balance sheets. As of May 3, 2020 and November 3, 2019, the combined amount of cumulative accrued interest and penalties was approximately $313 million and $303 million, respectively.

As of May 3, 2020 and November 3, 2019, approximately $4,891 million and $4,725 million, respectively, of the unrecognized tax benefits, including accrued interest and penalties, would affect our effective tax rate if favorably resolved.
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
Our CODM assesses the performance of each segment and allocates resources to each segment based on net revenue and operating results and does not evaluate each segment using discrete asset information. Operating results by segment include items that are directly attributable to each segment and also include shared expenses such as global operations, including manufacturing support, logistics and quality control, in addition to expenses associated with selling, general and administrative activities for the business, which are allocated primarily based on revenue, while facilities and information technology (“IT”) expenses are allocated primarily based on site-specific headcount.
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
Depreciation expense directly attributable to each reportable segment is included in the operating results of each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue for the fiscal quarter and two fiscal quarters ended May 3, 2020 and May 5, 2019. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2020	May 5, 2019	May 3, 2020	May 5, 2019

	(In millions)
Net revenue:
Semiconductor solutions	$4,027	$4,104	$8,218	$8,490
Infrastructure software	1,715	1,413	3,382	2,816
Total net revenue	$5,742	$5,517	$11,600	$11,306

Operating income:
Semiconductor solutions	$1,840	$1,899	$3,819	$3,931
Infrastructure software	1,191	1,050	2,296	2,070
Unallocated expenses	(2,265)	(1,979)	(4,635)	(4,476)
Total operating income	$766	$970	$1,480	$1,525
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors and channel partners globally. One customer accounted for 14% and 24% of our net accounts receivable balance as of May 3, 2020 and November 3, 2019, respectively.
One customer accounted for 14% of our net revenue during each of the fiscal quarter and two fiscal quarters ended May 3, 2020. This customer also accounted for 14% of our net revenue during each of the fiscal quarter and two fiscal quarters ended May 5, 2019. Net revenue from this customer was included in our semiconductor solutions segment. A second customer accounted for 11% and 10% of net revenue during the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively. Net revenue from this customer was primarily included in our infrastructure software segment.
12. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of May 3, 2020 that materially changed from the end of fiscal year 2019:

		Fiscal Year
	Total	2020 (remainder)	2021	2022	2023	2024	Thereafter

	(In millions)
Debt principal, interest and fees	$53,832	$4,520	$4,058	$6,015	$8,729	$6,563	$23,947
Purchase commitments	852	754	65	33	—	—	—
Other contractual commitments	943	97	161	148	141	97	299
Total	$55,627	$5,371	$4,284	$6,196	$8,870	$6,660	$24,246
Debt Principal, Interest and Fees. Represents principal, estimated interest and fees on our borrowings. For borrowings subject to a floating interest rate, the estimated interest was based on the rate in effect during the last month of the fiscal quarter ended May 3, 2020.
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
Other Contractual Commitments. Represents amounts payable pursuant to agreements related to IT, human resources, and other service agreements.

Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at May 3, 2020, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,300 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of May 3, 2020 have been excluded from the contractual obligations table above.
Standby Letters of Credit
As of May 3, 2020 and November 3, 2019, we had standby letters of credit of $57 million and $62 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantees.
Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our lines of business, including commercial disputes, employment issues and disputes involving claims by third parties that our activities infringe their patent, copyright, trademark or other IP rights. Legal proceedings are often complex, may require the expenditure of significant funds and other resources, and the outcome of litigation is inherently uncertain, with material adverse outcomes possible. IP property claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing IP. Claims that our products or processes infringe or misappropriate any third-party IP rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time, we pursue litigation to assert our IP rights. Regardless of the merit or resolution of any such litigation, complex IP litigation is generally costly and diverts the efforts and attention of our management and technical personnel.
Lawsuits Relating to California Institute of Technology
California Institute of Technology ("Caltech") filed a complaint against Broadcom and Apple on May 26, 2016 in the United States District Court for the Central District of California (the “U.S. Central District Court”), and an amended complaint adding Cypress Semiconductor Corporation as a defendant on August 15, 2016. The amended complaint alleged that chips that support certain error correction codes as specified in IEEE Standards 802.11n and 802.11ac willfully infringed four patents related to error correction coding: U.S. Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833 (“’833 patent”). Prior to trial, Caltech dismissed its claims against Cypress and withdrew its infringement allegations as to ‘833 patent. The complaint sought a preliminary and permanent injunction, damages, pre- and post-judgment interest, as well as attorneys’ fees, costs, and expenses. The trial was held in January 2020, and on January 29, 2020, the jury issued its verdict finding infringement and awarding Caltech past damages of $270.2 million from Broadcom and $837.8 million from Apple, for which Apple is seeking indemnification from Broadcom. The jury did not, however, find willful infringement, which if it had, could have resulted in enhanced damages up to three times the amount awarded. The parties have filed post-trial motions with the Central District Court, and Broadcom and Apple will appeal to the United States Court of Appeals for the Federal Circuit.
We believe that the evidence and the law do not support the jury’s findings of infringement and the award of damages and do not believe a material loss is probable at this time. We believe that there are strong grounds for appeal, and we intend to vigorously challenge the U.S. Central District Court’s judgment and rulings. As a result, we have not recorded a reserve with respect to this litigation, in accordance with the applicable accounting standards. We believe the low end of the possible range of loss is zero, but we cannot reasonably estimate the ultimate outcome, as a number of factors (including post-trial motions at the U.S. Central District Court and appeals by both Broadcom and Caltech) could significantly change the assessment of damages.
Lawsuits Relating to the Acquisition of Emulex Corporation
On April 8, 2015, a putative class action complaint was filed in the U.S. Central District Court, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex Corporation (“Emulex”), its directors, Avago Technologies Wireless (U.S.A.) Manufacturing (“AT Wireless”) and Emerald Merger Sub, and purported to assert claims under Sections 14(d), 14(e) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint alleged, among other things, that the board of directors of Emulex failed to provide material information and/or omitted material information from the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on April 7, 2015 by Emulex, together with the exhibits and annexes thereto. The complaint sought to enjoin the tender offer to purchase all of the outstanding shares of Emulex common stock, as well as certain other equitable relief and attorneys’ fees and costs. On July 28, 2015, the U.S. Central District Court issued an order appointing the lead plaintiff and approving lead counsel for the putative class. On September 9, 2015, plaintiff filed a first amended complaint seeking rescission of the merger, unspecified money damages, other equitable relief and attorneys’ fees and costs. On October 13, 2015, defendants moved to dismiss the first amended complaint, which the U.S. Central District Court granted with prejudice on January 13, 2016. Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit Court”) on January 15, 2016. The appeal is captioned Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 16-55088. On June 27, 2016, the Plaintiff-Appellant filed his opening brief, on August 17 and August 22, 2016, the Defendants-Appellees filed their answering briefs, and on October 5, 2016 Plaintiff-Appellant filed his reply brief. The Ninth Circuit Court heard oral arguments on October 5, 2017. On April 20, 2018, the Ninth Circuit Court issued an opinion affirming in part and reversing in part the decision of the U.S. Central District Court and remanding Plaintiff-Appellant’s claims under Sections 14(e) and 20(a) of the Exchange Act to the U.S. Central District Court for reconsideration. On May 4, 2018, the Defendants-Appellees filed a Petition for Rehearing En Banc with the Ninth Circuit Court. On July 13, 2018, Plaintiff-Appellant filed an Opposition to the Petition for Rehearing En Banc. On September 6, 2018, the Ninth Circuit Court issued an order denying the Petition for Rehearing En Banc. On October 11, 2018, Defendants-Appellees filed a Petition for a Writ of Certiorari to the United States Supreme Court (the “U.S. Supreme Court”), which was granted on January 4, 2019. On April 23, 2019, the U.S. Supreme Court dismissed the writ of certiorari as having been improvidently granted. On May 28, 2019, the Ninth Circuit Court remanded the case back to the U.S. Central District Court. On October 6, 2019, Plaintiff voluntarily dismissed AT Wireless from this action and the remaining defendants, Emulex and its directors, filed motions to dismiss the complaint on October 7, 2019. On February 26, 2020, the U.S. Central District Court dismissed Plaintiff’s complaint with prejudice.
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
13. Restructuring Charges
The following is a summary of significant restructuring expense recognized primarily in operating expenses:
•During the first quarter of fiscal year 2020, we initiated cost reduction activities associated with the Symantec Asset Purchase. As a result, we recognized $57 million and $90 million of restructuring expense primarily related to employee termination costs during the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively. We expect these restructuring activities to be substantially completed by the end of fiscal year 2020.

•During the first quarter of fiscal year 2019, we initiated cost reduction activities associated with the CA Merger. As a result, we recognized $19 million of restructuring expense during two fiscal quarters ended May 3, 2020, and $81 million and $675 million during the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively, primarily related to employee termination and lease and other exit costs. We expect these restructuring activities to be substantially completed by the end of fiscal year 2020.
The following table summarizes the significant activities within, and components of, the restructuring liabilities during the two fiscal quarters ended May 3, 2020.

	Employee Termination Costs	Leases and Other Exit Costs	Total

	(In millions)
Balance as of November 3, 2019	$69	$39	$108
Restructuring charges (a)	110	21	131
Utilization	(91)	(24)	(115)
Effect of adoption of Topic 842 (b)	—	(36)	(36)
Balance as of May 3, 2020 (c)	$88	$—	$88
_________________________________
(a) Included $12 million and $17 million of restructuring expense related to discontinued operations recognized during the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively, which was included in income from discontinued operations.
(b) Upon adoption of Topic 842, certain restructuring lease liabilities were required to be recognized as a reduction to the corresponding ROU assets.
(c) The majority of the employee termination costs balance is expected to be paid by the end of fiscal year 2020.
14. Subsequent Events
Preferred Stock Cash Dividends Declared
On June 3, 2020, our Board of Directors declared a quarterly cash dividend of $20.00 per share on our Mandatory Convertible Preferred Stock, payable on June 30, 2020 to stockholders of record on June 15, 2020.
Common Stock Cash Dividends Declared
On June 3, 2020, our Board of Directors declared a quarterly cash dividend of $3.25 per share on our common stock, payable on June 30, 2020 to stockholders of record on June 22, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 3, 2019 (“fiscal year 2019”) included in our Annual Report on Form 10-K for fiscal year 2019 (“2019 Annual Report on Form 10-K”). References to “Broadcom,” “we,” “our” and “us” are to Broadcom Inc. and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include the potential impact of the COVID-19 pandemic; projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies and objectives of management for future operations; and statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property (“IP”) rights. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
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
Quarterly Highlights
Highlights during the second fiscal quarter ended May 3, 2020 include the following:
•We generated $3,213 million of cash from operations.
•We paid $1,381 million in cash dividends.
•We issued $4,500 million of senior unsecured notes (the “April 2020 Senior Notes”), the proceeds of which were used to repurchase $3,986 million of certain senior notes. See Note 8. “Borrowings” in Part I, Item 1 of this Form 10-Q for more details.

•We increased our borrowings under our unsecured revolving facility (the “Revolving Facility”), provided for under the credit agreement entered into in May 2019 to $3,000 million and correspondingly reduced our unsecured commercial paper note borrowings by $1,972 million. We repaid amounts drawn under our Revolving Facility in full subsequent to the end of the fiscal quarter ended May 3, 2020.
COVID-19 Update
In response to the COVID-19 pandemic and the various resulting government directives, we took proactive measures to protect the health and safety of our employees, contractors, customers and visitors to our facilities. We continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.
The demand environment for our semiconductor products was consistent with our expectations for our second quarter of fiscal year 2020, with substantial demand driven by a need for products and infrastructure to support a dramatic increase around the world in remote or tele-work and learning due to COVID-19. While we continue to see robust demand in this segment, the environment remains uncertain and it may not be sustainable over the longer term. To date, the impact of COVID-19 on the demand environment for our software products has been limited. On the product supply side, lead times have extended making it difficult to obtain necessary inputs and supply in a timely manner. In addition, our primary warehouse facility and many of our key suppliers are in Malaysia and other parts of the Asia-Pacific region, where COVID-19 lockdowns have resulted in significant logistical challenges and further delays.
We are also taking various actions to de-risk our business in light of the ongoing uncertainty. For example, we are principally building semiconductor products to order, instead of based on customer forecasts, and reducing semiconductor inventory in our distribution channels. In addition, during the second fiscal quarter and into the third fiscal quarter, we took various actions to strengthen our balance sheet, including closely managing working capital, increasing our liquidity, and refinancing and extending the maturities of many of our debt instruments.
Overall, in light of the changing nature and continuing uncertainty around the COVID-19 pandemic, our ability to predict the impact of COVID-19 on our business in future periods remains limited. The effects of the pandemic on our semiconductor business are unlikely to be fully realized, or reflected in our financial results, until future periods.
Acquisitions
Acquisition of Symantec Corporation’s Enterprise Security Business
During the fiscal quarter ended February 2, 2020, we completed the purchase of certain assets and assumption of certain liabilities of the Symantec Corporation (now known as NortonLifeLock Inc.) Enterprise Security business (the “Symantec Business”) for $10.7 billion (the “Symantec Asset Purchase”). We acquired the Symantec Business to expand our footprint of mission critical infrastructure software with our existing customer base. The Symantec Business includes a deep and broad mix of products, services and solutions, unifying cloud and on-premises security to provide advanced threat protection and information protection across endpoints, network, email and cloud applications.
Other Acquisitions
During the fiscal quarter ended February 2, 2020, we completed three other acquisitions for total consideration of $201 million. One acquisition was included in our semiconductor solutions segment. Two acquisitions were included in our infrastructure software segment.
Recent Developments
In May 2020, we issued $8 billion of senior unsecured notes. The net proceeds from this issuance, together with the remaining net proceeds from the issuance of the April 2020 Senior Notes, were used to repay an aggregate of $5,424 million of term loans outstanding under our credit agreement dated November 4, 2019, consisting of repayments of $2,712 million of each of our unsecured term A-3 facility and unsecured term A-5 facility (collectively, the “November 2019 Term Loans”), and $3,000 million of borrowings outstanding under the Revolving Facility. We also issued $3,917 million in aggregate principal amount of new senior notes due in 2026 and 2028, in exchange for $3,742 million in aggregate principal amount of existing senior notes due 2021, 2022 and 2024, pursuant to an exchange offer that we completed on June 4, 2020. See Note 8. “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information.

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
There were no significant changes in our critical accounting policies during the two fiscal quarters ended May 3, 2020 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2019 Annual Report on Form 10-K.
Results of Operations
Fiscal Quarter and Two Fiscal Quarters Ended May 3, 2020 Compared to Fiscal Quarter and Two Fiscal Quarters Ended May 5, 2019
The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	May 3, 2020	May 5, 2019	May 3, 2020	May 5, 2019

	(In millions)		(As a percentage of total net revenue)
Statements of Operations Data:
Net revenue:
Products	$4,253	$4,418	74%	80%
Subscriptions and services	1,489	1,099	26	20
Total net revenue	5,742	5,517	100	100
Cost of revenue:
Cost of products sold	1,448	1,457	25	27
Cost of subscriptions and services	144	135	3	2
Amortization of acquisition-related intangible assets	954	826	17	15
Restructuring charges	7	10	—	—
Total cost of revenue	2,553	2,428	45	44
Gross margin	3,189	3,089	55	56
Research and development	1,269	1,151	22	21
Selling, general and administrative	501	419	9	8
Amortization of acquisition-related intangible assets	599	473	10	8
Restructuring, impairment and disposal charges	54	76	1	1
Total operating expenses	2,423	2,119	42	38
Operating income	$766	$970	13%	18%

	Two Fiscal Quarters Ended
	May 3, 2020	May 5, 2019	May 3, 2020	May 5, 2019

	(In millions)		(As a percentage of total net revenue)
Statements of Operations Data:
Net revenue:
Products	$8,457	$9,057	73%	80%
Subscriptions and services	3,143	2,249	27	20
Total net revenue	11,600	11,306	100	100
Cost of revenue:
Cost of products sold	2,907	3,011	25	27
Cost of subscriptions and services	321	273	3	2
Amortization of acquisition-related intangible assets	1,904	1,659	16	15
Restructuring charges	15	66	—	—
Total cost of revenue	5,147	5,009	44	44
Gross margin	6,453	6,297	56	56
Research and development	2,558	2,284	22	20
Selling, general and administrative	1,102	890	10	8
Amortization of acquisition-related intangible assets	1,202	949	10	8
Restructuring, impairment and disposal charges	111	649	1	6
Total operating expenses	4,973	4,772	43	42
Operating income	$1,480	$1,525	13%	14%
Net Revenue
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Direct sales to WT Microelectronics, a distributor, accounted for 14% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 3, 2020 and May 5, 2019. Direct sales to Tech Data Corporation, also a distributor, accounted for 11% and 10% of our net revenue for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 30% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 3, 2020 and approximately 30% and less than 40% of our net revenue for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively. We believe aggregate sales to Apple Inc., through all channels, accounted for less than 20% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 3, 2020, and for more than 10% and less than 20% of our net revenue for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key semiconductor customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our wireless products as fluctuations may be magnified by the timing of launches, and seasonal variations in sales, of mobile handsets. In addition, the ongoing COVID-19 pandemic and related challenges and uncertainties may also cause our net revenue to fluctuate significantly and adversely affect our results of operations, as discussed above.

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Net Revenue by Segment	May 3, 2020	May 5, 2019	$ Change	% Change	May 3, 2020	May 5, 2019	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$4,027	$4,104	$(77)	(2)%	$8,218	$8,490	$(272)	(3)%
Infrastructure software	1,715	1,413	302	21%	3,382	2,816	566	20%
Total net revenue	$5,742	$5,517	$225	4%	$11,600	$11,306	$294	3%

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
% of Net Revenue by Segment	May 3, 2020	May 5, 2019	May 3, 2020	May 5, 2019

Semiconductor solutions	70%	74%	71%	75%
Infrastructure software	30	26	29	25
Total net revenue	100%	100%	100%	100%
Fiscal quarter ended May 3, 2020 compared to corresponding prior year period. Net revenue from our semiconductor solutions segment decreased primarily due to lower demand for our broadband products, partially offset by increases in wireless volume and content in mobile handsets, as well as an increase in demand for our storage products. Net revenue from our infrastructure software segment increased primarily due to contributions from our Symantec enterprise security solutions, partially offset by lower demand for our FC SAN products.
Two fiscal quarters ended May 3, 2020 compared to corresponding prior year period. Net revenue from our semiconductor solutions segment decreased primarily due to a decrease in demand for our mixed signal custom products, as well as decreases in demand for our broadband and certain networking products. These decreases were partially offset by an increase in demand for our storage products and an increase in wireless content in mobile handsets. Net revenue from our infrastructure software segment increased primarily due to contributions from our Symantec enterprise security solutions, as well as an increase in demand for our mainframe and enterprise software solutions, partially offset by lower demand for our FC SAN products.
Gross Margin
Gross margin was $3,189 million for the fiscal quarter ended May 3, 2020 compared to $3,089 million for the fiscal quarter ended May 5, 2019 and was $6,453 million for the two fiscal quarters ended May 3, 2020 compared to $6,297 million for the two fiscal quarters ended May 5, 2019. As a percentage of net revenue, gross margin was 55% and 56% of net revenue for the fiscal quarters ended May 3, 2020 and May 5, 2019, respectively, and 56% of net revenue for each of the two fiscal quarters ended May 3, 2020 and May 5, 2019.
Gross margin was relatively flat for the fiscal quarter and two fiscal quarters ended May 3, 2020 and May 5, 2019. Gross margin contributions from our Symantec enterprise security solutions were substantially offset by the effects of unfavorable product mix in our semiconductor solutions products.
Research and Development Expense
Research and development expense increased $118 million, or 10%, and $274 million, or 12%, for the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively, compared to the prior year fiscal periods. The increases were primarily due to the Symantec Asset Purchase. The increase for the two fiscal quarters was also due to higher stock-based compensation expense. The increase in stock-based compensation expense primarily resulted from the recognition of two full quarters of expense in the two fiscal quarters ended May 3, 2020 for the multi-year equity grants of restricted stock units issued during the first quarter of fiscal year 2019 (“Multi-Year Equity Awards”).
Selling, General and Administrative Expense
Selling, general and administrative expense increased $82 million, or 20%, and $212 million, or 24%, for the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively, compared to the prior year fiscal periods. The increases were primarily due to the Symantec Asset Purchase and associated acquisition-related costs, partially offset by decreases in stock-based compensation expense. The decreases in stock-based compensation expense were due to the full vesting of certain equity awards, including equity awards assumed from the acquisition of CA, Inc. (“CA Merger”). The decrease in the two fiscal quarters was partially offset by the recognition of two full quarters of expense associated with Multi-Year Equity Awards.

Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses increased $126 million and $253 million for the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively, compared to the prior year fiscal periods. The increases were primarily due to intangible assets acquired in the Symantec Asset Purchase.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses decreased $22 million and $538 million for the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively, compared to the prior year fiscal periods. These charges were higher in the fiscal quarter and two fiscal quarters ended May 5, 2019 due to employee termination costs, as well as lease and other exit costs resulting from the CA Merger.
Segment Operating Results

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Operating Income by Segment	May 3, 2020	May 5, 2019	$ Change	% Change	May 3, 2020	May 5, 2019	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$1,840	$1,899	$(59)	(3)%	$3,819	$3,931	$(112)	(3)%
Infrastructure software	1,191	1,050	141	13%	2,296	2,070	226	11%
Unallocated expenses	(2,265)	(1,979)	(286)	14%	(4,635)	(4,476)	(159)	4%
Total operating income	$766	$970	$(204)	(21)%	$1,480	$1,525	$(45)	(3)%
Fiscal quarter ended May 3, 2020 compared to corresponding prior year period. Operating income from our semiconductor solutions segment decreased primarily due to lower demand for our broadband products, as well as less favorable product mix for certain networking products. These decreases were partially offset by increases in wireless volume and content in mobile handsets, as well as an increase in demand for our storage products. Operating income from our infrastructure software segment increased primarily due to contributions from our Symantec enterprise security solutions, partially offset by lower demand for our FC SAN products.
Two fiscal quarters ended May 3, 2020 compared to corresponding prior year period. Operating income from our semiconductor solutions segment decreased primarily due to decreases in demand for certain networking, broadband and mixed signal custom products. These decreases were partially offset by an increase in demand for our storage products. Operating income from our infrastructure software segment increased primarily due to contributions from our Symantec enterprise security solutions, partially offset by lower demand for our FC SAN products.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; acquisition-related costs; restructuring, impairment and disposal charges; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 14% and 4% for the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher amortization of acquisition-related intangible assets and acquisition-related costs, partially offset by lower restructuring, impairment and disposal charges.
Non-Operating Income and Expenses
Interest expense. Interest expense was $487 million and $893 million for the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively, and $376 million and $721 million for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively. The increases were primarily due to interest on the debt we incurred to finance the Symantec Asset Purchase, as well as a loss on extinguishment of debt related to the repurchase of certain senior notes in the fiscal quarter ended May 3, 2020.
Other income, net. Other income, net includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net was $130 million and $126 million for the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively, as compared to $63 million and $131 million for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively. Other income, net for the fiscal quarter and two fiscal quarters ended May 3, 2020 included a $116 million one-time gain from the lapse of a tax indemnification arrangement, partially offset by decreases in gains on investments and foreign currency remeasurement.

Benefit from income taxes. The benefit from income taxes was $159 million and $235 million for the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively, and $36 million and $239 million for the fiscal quarter and two fiscal quarters ended May 5, 2019, respectively. The benefit from income taxes for the fiscal quarter and two fiscal quarters ended May 3, 2020 was primarily due to the jurisdictional mix of income and expense, the remeasurement of certain foreign deferred tax assets and liabilities, and excess tax benefits from stock-based awards that vested or were exercised during the period.
The benefit from income taxes for the fiscal quarter and two fiscal quarters ended May 5, 2019 was primarily due to excess tax benefits from stock-based awards that vested or were exercised during the period and also included the impact of several provisions of the U.S. Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) that took effect for us for the first time in fiscal year 2019. These provisions included a new minimum tax on certain foreign earnings, known as Global Intangible Low-taxed Income (“GILTI”), a new incentive for foreign-derived intangible income, changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. We accounted for GILTI as a period cost rather than on a deferred basis.
Additionally, for the two fiscal quarters ended May 5, 2019, our benefit from income taxes was due to the recognition of gross uncertain tax benefits as a result of audit settlements, lapses of statutes of limitations and a partial release of our valuation allowance resulting from the CA Merger.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of May 3, 2020 consisted of: (i) $9,207 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $5 billion Revolving Facility. In addition, we may also generate cash from the sale of assets and debt or equity financing from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $46,176 million of outstanding indebtedness and (vi) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
We expect our capital expenditures for fiscal year 2020 will be higher than fiscal year 2019 due to the Symantec Asset Purchase on November 4, 2019.
In this unprecedented environment, as a result of the COVID-19 pandemic, we took actions to enhance our balance sheet strength and liquidity position. During the fiscal quarter ended May 3, 2020, we drew down $3 billion under the Revolving Facility, issued $4,500 million aggregate principal amount of senior notes due in 2025 and 2030, repurchased $3,986 million aggregate principal amount of senior notes due in 2021 and 2022 pursuant to a cash tender offer and repaid our unsecured commercial paper borrowings of $1,972 million using funds drawn under the Revolving Facility. Following the end of the fiscal quarter ended May 3, 2020, we issued $8 billion aggregate principal amount of senior notes due in 2023, 2025, 2030 and 2032, the net proceeds of which, together with the remaining proceeds from the issuance of the April 2020 Senior Notes, were used to repay an aggregate of $5,424 million of our November 2019 Term Loans and $3 billion of borrowings outstanding under the Revolving Facility. We also issued $3,917 million aggregate principal amount of senior notes due in 2026 and 2028 in exchange for $3,742 million aggregate principal amount of senior notes due in 2021, 2022 and 2024 pursuant to an exchange offer. We believe that our cash and cash equivalents on hand, cash flows from operations, and the Revolving Facility will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months.
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

Working Capital
Working capital increased to $7,621 million at May 3, 2020 from $3,018 million at November 3, 2019. The increase was primarily attributable to the following:
•Cash and cash equivalents increased to $9,207 million at May 3, 2020 from $5,055 million at November 3, 2019, primarily due to $21,592 million in proceeds from borrowings and $5,535 million in net cash provided by operating activities. These increases were partially offset by $10,700 million paid for the Symantec Asset Purchase, $8,989 million of debt repayments, and $2,753 million of dividend payments.
•Other current assets increased to $851 million at May 3, 2020 from $729 million at November 3, 2019, primarily due to increases in prepaid taxes and other receivables.
•Employee compensation and benefits liabilities decreased to $494 million at May 3, 2020 from $641 million at November 3, 2019, primarily due to the timing of employee bonus plan payments.
•Current portion of long-term debt decreased to $819 million at May 3, 2020 from $2,787 million at November 3, 2019 due to repayment of certain debt, partially offset by additional amounts coming due within twelve months.
These increases in working capital were offset in part by the following:
•Accounts payable increased to $1,230 million at May 3, 2020 from $855 million at November 3, 2019, primarily due to timing of vendor payments.
•Other current liabilities increased to $4,058 million at May 3, 2020 from $2,616 million at November 3, 2019, primarily due to the Symantec Asset Purchase and increases in contract liabilities, lease liabilities resulting from the adoption of Accounting Standard Codification Topic 842, and taxes payable, partially offset by repayments of notional pooling liabilities.
        Working capital decreased to $2,174 million at May 5, 2019 from $6,769 million at November 4, 2018. The decrease was attributable to the following:
•Current portion of long-term debt increased by $3,537 million due to certain debt instruments becoming due within twelve months.
•Other current liabilities increased to $3,729 million at May 5, 2019 from $812 million at November 4, 2018, primarily due to liabilities assumed in the CA Merger and increases in contract liabilities from adoption of Accounting Standard Codification Topic 606 (“Topic 606”), notional pooling liabilities, restructuring reserves, and interest payable.
•Inventory decreased to $1,034 million at May 5, 2019 from $1,124 million at November 4, 2018, primarily due to consumption to support customer shipments.
        These decreases in working capital were offset in part by the following:
•Cash and cash equivalents increased to $5,328 million at May 5, 2019 from $4,292 million at November 4, 2018, primarily due to $30,368 million in proceeds from borrowings, $4,799 million in net cash provided by operating activities and $957 million in proceeds from the sale of Veracode, Inc., a wholly-owned subsidiary acquired in the CA Merger, partially offset by $16,027 million paid for the CA Merger, $12 billion of debt repayments, $4,266 million of common stock repurchases and $2,124 million of dividend payments.
•Other current assets increased to $831 million at May 5, 2019 from $366 million at November 4, 2018, primarily due to assets acquired in the CA Merger and increases in taxes receivable, other receivables and contract assets from Topic 606 adoption.
•Accounts receivable increased to $3,484 million at May 5, 2019 from $3,325 million at November 4, 2018, primarily due to revenue linearity and an increase due to the CA Merger.
•Employee compensation and benefits decreased to $478 million at May 5, 2019 from $715 million at November 4, 2018, primarily due to timing of employee bonus plan payments, partially offset by increases attributable to the CA Merger.

Capital Returns

	Two Fiscal Quarters Ended
	May 3, 2020	May 5, 2019

	(In millions, except per share data)
Dividends per share to common stockholders	$6.50	$5.30
Dividends to common stockholders	$2,603	$2,124
Dividends per share to preferred stockholders	$40.00	$—
Dividends to preferred stockholders	$150	$—
Stock repurchases	$—	$4,266
In addition, during the two fiscal quarters ended May 3, 2020 and May 5, 2019, we paid approximately $388 million and $577 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 2 million shares of common stock from employees in connection with such net share settlements during each of the two fiscal quarters ended May 3, 2020 and May 5, 2019.
Cash Flows

	Two Fiscal Quarters Ended
	May 3, 2020	May 5, 2019

	(In millions)
Net cash provided by operating activities	$5,535	$4,799
Net cash used in investing activities	(10,963)	(15,299)
Net cash provided by financing activities	9,580	11,536
Net change in cash and cash equivalents	$4,152	$1,036
Operating Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $736 million increase in cash provided by operations during the two fiscal quarters ended May 3, 2020 compared to the two fiscal quarters ended May 5, 2019 was primarily due to cash flows from net income adjusted for non-cash items, including amortization of intangible and right-of-use assets, stock-based compensation, depreciation and deferred taxes and other non-cash taxes.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions and capital expenditures and proceeds from sales of businesses. The $4,336 million decrease in cash used in investing activities during the two fiscal quarters ended May 3, 2020 compared to the two fiscal quarters ended May 5, 2019 was primarily related to $10,700 million paid for the Symantec Asset Purchase in the fiscal year 2020 period, compared to $16,027 million paid for the CA Merger in the prior fiscal year period, offset in part by $789 million less in proceeds received from sales of businesses in the fiscal year 2020 period.
Financing Activities
Cash flows from financing activities primarily consisted of net proceeds and payments related to our long-term debt, dividend payments and stock repurchases. The $1,956 million decrease in cash provided by financing activities during the two fiscal quarters ended May 3, 2020 compared to the two fiscal quarters ended May 5, 2019 was primarily due to a decrease of $5,765 million in net proceeds from borrowings and an increase of $629 million of dividend payments, partially offset by an absence of repurchases of common stock under our repurchase program, which ended in fiscal year 2019, as compared to $4,266 million of repurchases in the fiscal year 2019 period.
Indebtedness
See Note 8. “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information related to our indebtedness.
Summarized Obligor Group Financial Information
Pursuant to indentures dated January 19, 2017 and October 17, 2017 (collectively, the “2017 Indentures”), Broadcom Corporation (“BRCM”) and Broadcom Cayman Finance Limited (“Cayman Finance,” together with BRCM, the “Co-Issuers”), 100%-owned subsidiaries of Broadcom, issued $13,550 million and $4,000 million aggregate principal amount of notes, respectively (collectively, the “2017 Senior Notes”). Each series of the 2017 Senior Notes pays interest semi-annually in cash in arrears on January 15 and July 15 of each year. We may redeem all or a portion of our 2017 Senior Notes at any time prior to their maturity, subject to a specified make-whole premium as set forth in the 2017 Indentures. In the event of a change of control triggering event, holders of our 2017 Senior Notes will have the right to require us to purchase for cash, all or a portion of their 2017 Senior Notes at a redemption price of 101% of the aggregate principal amount plus accrued and unpaid interest. The 2017 Indentures also contain covenants that restrict, among other things, the ability of Broadcom and its subsidiaries to incur certain secured debt and to consummate certain sale and leaseback transactions and restrict the ability of Broadcom and the Co-Issuers to merge, consolidate or sell all or substantially all of their assets. Substantially all of the 2017 Senior Notes have been registered with the SEC.
Broadcom and Broadcom Technologies Inc. (“BTI”), a 100%-owned subsidiary of Broadcom, fully and unconditionally guarantee, jointly and severally, on an unsecured, unsubordinated basis, the 2017 Senior Notes. Because the guarantees are not secured, they are effectively subordinated to any existing and future secured indebtedness of the guarantors to the extent of the value of the collateral securing that indebtedness. The guarantee by Broadcom and BTI will be automatically and unconditionally released upon the sale, exchange, disposition or other transfer (including through merger, consolidation, liquidation or dissolution) of all or substantially all of the assets of such guarantor if such sale, exchange, disposition or other transfer (including through merger, consolidation, liquidation or dissolution) is made in compliance with the 2017 Indentures. The guarantee by Broadcom (1) will also be automatically and unconditionally released at such time as: (A) the Co-Issuers, in their sole discretion, determine that such guarantee is no longer required by Rule 3-10(b), (c), (d) or (e), as applicable, of Regulation S-X promulgated by the SEC (or any successor statute, rule or other provision) to except the Co-Issuers’ financial statements from being required to be filed with the SEC pursuant to Rule 3-10(a)(1) of Regulation S-X promulgated by the SEC (or any successor statue, rule or other provision) or otherwise facilitate a reduction in its financial reporting obligations or (B) either of the Co-Issuers becomes subject to Section 13 or 15(d) of the Exchange Act and (2) may, at the election of the Co-Issuers, be unconditionally released at such time as Broadcom is eligible to suspend its reporting obligation under the Exchange Act.
During fiscal year 2019, Cayman Finance was merged into BTI, with BTI remaining as the surviving entity. In connection with this merger, BTI remains a guarantor and became a co-issuer of the 2017 Senior Notes. Broadcom, as the parent guarantor of the 2017 Senior Notes, with co-issuers BTI and BRCM, are referred to herein collectively as the Obligor Group.
The following tables set forth the summarized financial information of the Obligor Group on a combined basis for the periods presented. This summarized financial information excludes any subsidiaries that are not issuers or guarantors (the “Non-Obligor Group”). Intercompany balances and transactions between members of the Obligor Group have been eliminated.

Summarized Balance Sheets	May 3, 2020	November 3, 2019

	(In millions)
ASSETS
Current assets:
Amount due from Non-Obligor Group	$1,852	$1,617
Other current assets	4,228	1,082
Total current assets	$6,080	$2,699
Long-term assets:
Amount due from Non-Obligor Group, long-term	$8,220	$—
Goodwill	1,360	1,360
Other long-term assets	1,265	955
Total long-term assets	$10,845	$2,315
LIABILITIES
Current liabilities:
Amount due to Non-Obligor Group	$7,322	$9,223
Current portion of long-term debt	807	2,750
Other current liabilities	223	452
Total current liabilities	$8,352	$12,425
Long-term liabilities:
Amount due to Non-Obligor Group, long-term	$932	$932
Long-term debt	43,912	28,171
Other long-term liabilities	2,453	2,108
Total long-term liabilities	$47,297	$31,211

Two Fiscal Quarters Ended
Summarized Statement of Operations	May 3, 2020

(In millions)
Intercompany revenue with Non-Obligor Group	$811
Gross margin	$737
Loss from continuing operations (a)	$(1,012)
Net loss	$(1,012)
_________________________________
(a) Included $307 million of net income from the Non-Obligor Group related to intercompany transactions.
Contractual Commitments
See Note 12. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at May 3, 2020 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
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
Interest Rate Risk
At May 3, 2020, we had $15.7 billion of outstanding term loans, which are subject to floating interest rates. A 1% change in the interest rate would affect interest expense on our term loans by approximately $150 million over the next 12 months.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of May 3, 2020. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of May 3, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the COVID-19 pandemic, resulting in most of our employees working remotely, this has not materially affected our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
Risks Related to Our Business
The COVID-19 pandemic has, and will likely continue to, negatively impact the global economy and disrupt normal business activity, which may have an adverse effect on our results of operations.
The global spread of COVID-19 and the efforts to control it have slowed global economic activity and disrupted, and reduced the efficiency of, normal business activities in much of the world. The pandemic has resulted in authorities around the world implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, and factory and office shutdowns. These measures have impacted and will likely continue to impact our workforce and operations, and those of our customers, contract manufacturers (“CMs”), suppliers and logistics providers.
In particular, we are, and expect to continue, experiencing some disruption to parts of our global semiconductor supply chain, with suppliers increasing lead times or placing products on allocation. As a result, our ability to procure necessary components and inputs in a timely fashion, such as wafers and substrates, has been negatively affected in some cases. In addition, our primary warehouse and a number of our key suppliers are in Malaysia, where COVID-19 lockdowns have resulted in significant logistical challenges and delays. While our Malaysia warehouse is currently fully operational, pursuant to a critical industry exemption, many of the facilities of our key suppliers and other service providers are not. Extended closures of, or periods of reduced operations at, these facilities may require us to move test services to providers in other countries, and may extend the current shortage of some components needed for our products. Similarly, our Fort Collins, Colorado manufacturing facility is currently fully operational however, any similar disruption there would severely impact our ability to manufacture our film bulk acoustic resonator (“FBAR”) products and adversely affect our wireless business. In addition, reductions in commercial airline and cargo flights, disruptions to ports and other shipping infrastructure resulting from the pandemic are resulting in increased transport times to deliver materials and components to our facilities and to transfer our products to our key suppliers, and may also affect our ability to timely ship our products to customers. As a result of these supply chain disruptions, we have increased customer order lead times and also have had to place some products on allocation. We are also primarily building semiconductor products to order, instead of based on customer forecasts, in light of the ongoing uncertainty. This may limit our ability to fulfill orders with short lead times and means that we may be unable to satisfy all of the demand for our products, which may adversely affect our relationships with our customers.
In response to governmental directives and recommended safety measures, we have modified our workplace practices globally, which has resulted in most of our employees working remotely. An extended period of mass remote work by our employees may reduce our employees’ efficiency and productivity, which may cause product development delays, hamper new product innovation and have other unforeseen adverse effects on our business. In addition, if a significant number of our employees, or employees and third parties performing key functions, including our CEO and members of our board of directors, become ill, our business may be further adversely impacted. For those employees who are permitted to come onsite, while we have implemented personal safety measures at all such locations, any actions we take with respect to our workforce may not be sufficient to mitigate the risk of infection by COVID-19 and could result in a significant number of COVID-19-related claims. Changes to state workers’ compensation laws, as recently occurred in California, may increase our potential liability for such claims.
In the longer-term, the COVID-19 pandemic is likely to adversely affect the economies and financial markets of many countries, and could result in a global economic downturn and a recession. This would likely adversely affect demand for our products and those of our customers, particularly consumer products such as smartphones, which may, in turn negatively impact our results of operations. However, there is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such downturn or recession. While we continue to see robust demand in our semiconductor segment, and have seen little impact to our software business from the COVID-19 pandemic, the environment remains uncertain and it may not be sustainable over the longer term. The degree to which the pandemic ultimately impacts our business and results of operations will depend on future developments beyond our control, including the severity of the pandemic, the extent of actions to contain or treat the virus, how quickly and to what extent normal economic and operating conditions can resume, and the severity and duration of the global economic downturn that results from the pandemic.
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of end customers, original equipment manufacturers (“ OEMs”), their respective CMs, and certain distributors for a majority of our business, revenue and results of operations. For the two fiscal quarters ended May 3, 2020, sales to distributors accounted for 43% of our net revenue. Direct sales to WT Microelectronics accounted for 14% of our net revenue for the two fiscal quarters ended May 3, 2020. We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 30% for the two fiscal quarters ended May 3, 2020. We believe aggregate sales to Apple Inc., through all channels, accounted for less than 20% of our net revenue for the two fiscal quarters ended May 3, 2020. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
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
We operate a primarily outsourced manufacturing business model that principally utilizes CMs, such as third-party wafer foundry and module assembly and test capabilities. Our semiconductor products require semiconductor wafer manufacturers with state-of-the-art fabrication equipment and techniques, and most of our products are designed to be manufactured in a specific process, typically at one particular fab or foundry, either our own or with a particular CM.
We depend on our CMs to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. Although we often have long-term contracts with our CMs, we do not generally have long-term capacity commitments. We obtain substantially all of our manufacturing services on a purchase order basis and our CMs have no obligation to provide us with any specified minimum quantities of product. Further, from time to time, our CMs will cease to, or will become unable to, manufacture a component for us. As the lead time needed to identify, qualify and establish reliable production at acceptable yields, with a new CM is typically lengthy, there is often no readily available alternative source for the wafers or other contract manufacturing services we require, and there may be other constraints on our ability to change CMs. In addition, qualifying such CMs is often expensive, and they may not produce products as cost-effectively as our current suppliers, which would reduce our margins. In any such circumstances, we may be unable to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers, and our net revenue could decline, adversely affecting our business, financial condition and results of operations.
We utilize TSMC to produce the substantial majority of our semiconductor wafers. TSMC manufactured approximately 86% of the wafers manufactured by our CMs during the two fiscal quarters ended May 3, 2020. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could harm our business, results of operations and gross margin.
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
We also depend on our CMs to timely develop new, advanced manufacturing processes, including, in the case of wafer fabrication, transitions to smaller geometry process technologies. If these new processes are not timely developed or we do not have sufficient access to them, we may be unable to maintain or increase our manufacturing efficiency to the same extent as our competitors or to deliver products to our customers, which could result in loss of revenue opportunities and damage our relationships with our customers.
We purchase a significant amount of the materials used in our products from a limited number of suppliers.
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our semiconductor materials, components and finished goods used in our products from a few materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. During the two fiscal quarters ended May 3, 2020, we purchased approximately two-thirds of the materials for our manufacturing processes from 5 materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our materials providers. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints or other factors and could lead to interruption of supply or increased demand in the industry. For example, due to the COVID-19 pandemic, we have experienced some supply constraints, including with respect to wafers and substrates. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
A general slowdown in the global economy or in a particular region or industry, an increase in trade tensions with U.S. trading partners or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. In recent periods, investor and customer concerns about the global economic outlook, which have significantly increased as a result of the COVID-19 pandemic, have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt. An escalation of trade tensions between the U.S. and China has resulted in trade restrictions and increased tariffs that harm our ability to participate in Chinese markets or compete effectively with Chinese companies. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China and possible decoupling of the U.S. and China economies, could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers and consumers to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to such restrictions or tariffs, (iii) lead to the insolvency or consolidation of key suppliers and customers, and (iv) intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of May 3, 2020, approximately 50% of our employees are located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•changes in political, regulatory, legal or economic conditions or geopolitical turmoil, including terrorism, war or political or military coups, or civil disturbances or political instability;
•restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments, data privacy regulations and trade protection measures, including increasing protectionism, import/export restrictions, import/export duties and quotas, trade sanctions and customs duties and tariffs, all of which have increased under the current U.S. administration;
•difficulty in obtaining product distribution and support, and transportation delays;
•potential inability to localize software products for a significant number of international markets;
•difficulty in conducting due diligence with respect to business partners in certain international markets;
•public health or safety concerns, medical epidemics or pandemics, such as COVID-19, and other natural- or man-made disasters;
•nationalization of businesses and expropriation of assets; and
•changes in tax laws.
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
Any acquisitions we may undertake and their integration, including our recent acquisition of the Symantec Business, involve risks and uncertainties, such as:
•unexpected delays, challenges and related expenses, and disruption of our business;
•diversion of management’s attention from daily operations and the pursuit of other opportunities;
•our ability to effectively identify and timely transfer acquired assets and liabilities;
•the need to assign or novate acquired customer contracts;
•our ability to identify and directly hire acquired company or business employees;
•our ability to identify, manage and coordinate the performance of acquired company or business personnel providing services to us on a transitional basis or under third party transition services agreements;
•incurring significant restructuring charges and amortization expense, assuming liabilities and ongoing lawsuits, potential impairment of acquired goodwill and other intangible assets, and increasing our expenses and working capital requirements;
•implementing our management information systems, operating systems and internal controls for the acquired operations;
•our due diligence process may fail to identify significant issues with the acquired company’s products, financial disclosures, accounting practices, legal, tax and other contingencies, compliance with local laws and regulations (and interpretations thereof) in multiple international jurisdictions, as well as compliance with U.S. laws and regulations;
•additional acquisition-related debt, which could increase our leverage and potentially negatively affect our credit ratings resulting in more restrictive borrowing terms or increased borrowing costs thereby limiting our ability to borrow; and
•dilution of stock ownership of existing stockholders.
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
Our business is subject to various international laws and other legal requirements, including packaging, product content, labor and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders, and many of our semiconductor products are regulated or sold into regulated industries. These laws, regulations and orders are complex, may change frequently and with limited notice, have generally become more stringent over time and have intensified under the current U.S. administration, especially in light of ongoing trade tensions with China. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. For example, Huawei Technologies Co. Ltd., one of our customers, is subject to certain U.S. export restrictions on, which has required us to suspend certain sales to Huawei during the pendency of such restrictions.
In addition, the manufacture and distribution of our semiconductors must comply with various laws and adapt to changes in regulatory requirements as they occur. For example, if a country in which our products are manufactured or sold sets technical standards that are not widely shared, it may require us to stop distributing our products commercially until they comply with such new standards, lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. If we fail to comply with these requirements, we could also be required to pay civil penalties or face criminal prosecution. In addition, it is expected that the current U.S. administration’s trade policy will promote U.S. manufacturing and manufacturers. It is unclear what effect this will have on us as a multinational company that conducts business world-wide, or on our suppliers, customers, CMs and OEMs.
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 43% of our net revenue in the two fiscal quarters ended May 3, 2020 and are subject to a number of risks, including:
•fluctuations in demand based on our distributors’ product inventory levels and end customer demand in a given quarter;
•our distributors and other channel partners are generally not subject to minimum sales requirements or any obligation to market our products to their customers;
•our distributors and other channel partners agreements are generally nonexclusive and may be terminated at any time without cause;
•our lack of control over the timing of delivery of our products to end customers;

•our distributors and other channel partners may market and distribute competing products and may, from time to time, place greater emphasis on the sale of these products due to pricing, promotions and other terms offered by our competitors; and
•dependence on a limited number of semiconductor distributors may exacerbate the foregoing risks and increase our related credit risk.
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
Many of our customer agreements, and in some cases our asset sale agreements, and/or the laws of certain jurisdictions may require us to indemnify our customers or purchasers for third-party IP infringement claims, including costs to defend those claims, and payment of damages in the case of adverse rulings. However, our CMs and suppliers may or may not be required to indemnify us should we or our customers be subject to such third-party claims. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we will prevail in such proceedings, given the complex technical issues and inherent uncertainties in IP litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:
•cease the manufacture, use or sale of the infringing products, processes or technology and/or make changes to our processes or products;
•pay substantial damages for past, present and future use of the infringing technology;
•expend significant resources to develop non-infringing technology;
•license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
•enter into cross-licenses with our competitors, which could weaken our overall IP portfolio and our ability to compete in particular product categories;
•indemnify our customers or distributors and/or recall, or accept the return of, infringing products;
•pay substantial damages to our direct or end customers to discontinue use or replace infringing technology with non-infringing technology; or
•relinquish IP rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.
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
Our operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:
•customer concentration and the gain or loss of significant customers;
•the timing of launches by our customers of new products, such as mobile handsets, in which our products are included and changes in end-user demand for the products manufactured and sold by our customers;
•changes in our product mix or customer mix and their effect on our gross margin;
•the shift to cloud-based information technology (“IT”) solutions and services, such as hyperscale computing, which may adversely affect the timing and volume of sales of our products for use in traditional enterprise data centers;
•the timing of receipt, reduction or cancellation of significant product orders by customers;

•the timing of new software contracts and renewals, as well as the timing of any terminations of software contracts that require us to refund to customers any pre-paid amounts under the contract, which may adversely affect our cash flows;
•fluctuations in the levels of component or product inventories held by our customers;
•utilization of our internal manufacturing facilities and fluctuations in manufacturing yields;
•our ability to successfully and timely integrate, and realize the benefits of acquisitions we may make and the timing of acquisitions or dispositions of, or making and exiting investments in, other entities, businesses or technologies;
•our ability to develop, introduce and market new products and technologies on a timely basis;
•the timing and extent of our software license and subscription revenue, and other non-product revenue, such as product development revenue and royalty and other payments from IP sales and licensing arrangements;
•new product announcements and introductions by us or our competitors;
•seasonality or other fluctuations in demand in our markets;
•IP disputes and associated litigation expense;
•timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies;
•significant warranty claims, including those not covered by our suppliers or our insurers;
•availability and cost of raw materials and components from our suppliers;
•timing of any regulatory changes, particularly with respect to trade sanctions and customs duties and tariffs, and tax reform;
•fluctuations in currency exchange and interest rates;
•changes in taxation of international businesses, which could increase our overall cash tax costs;
•changes in our tax structure or incentive arrangements, which may adversely affect our net tax expense and our cash flow in any quarter in which such an event occurs;
•loss of key personnel or the shortage of available skilled workers; and
•the effects of competitive pricing pressures, including decreases in average selling prices of our products.
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
Winning a product design does not guarantee sales to a customer or that we will realize as much revenue as anticipated, if any. A delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we incur significant expense in the design process and may generate little or no revenue from it. In addition, the timing of design wins is unpredictable and implementing production for a major design win, or multiple design wins occurring at the same time, may strain our resources and those of our CMs. In such event, we may be forced to dedicate significant additional resources and incur additional, unanticipated costs and expenses. Often customers will only purchase limited numbers of evaluation units from us until they qualify the products and/or the manufacturing line for those products. The qualification process can take significant time and resources and we may not always be able to satisfy customers’ qualification requirements. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of our products and result in a significant loss of revenue. Finally, customers could choose at any time to stop using our products or could fail to successfully market and sell their products, which could reduce demand for our products, and cause us to hold excess inventory, materially adversely affecting our business, financial condition and results of operations. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles.
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
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal fabrication facilities for products utilizing our innovative and proprietary processes, in order to protect our IP, to accelerate time to market of our products and to ensure supply of certain components. Our Fort Collins and Breinigsville facilities are the sole sources for the FBAR components used in many of our wireless devices and for the indium phosphide-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our CMs and suppliers, are located in California and the Pacific Rim region, which has above average seismic activity and severe weather activity. In addition, our research and development personnel are primarily concentrated in China, Czech Republic, India, Israel, Malaysia, Singapore, South Korea, Taiwan, Colorado, California and Pennsylvania, with the expertise of the personnel at each such location tending to be focused on one or two specific areas, and our primary warehouse is in Malaysia.
A prolonged disruption at or shut-down of one or more of our manufacturing facilities or warehouses for any reason, especially our Colorado, Singapore, Malaysia and Pennsylvania facilities, or those of our CMs or suppliers, due to natural- or man-made disasters or other events outside of our control, such as equipment malfunction or widespread outbreaks of acute illness, including COVID-19, at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. Any such event would likely disrupt our operations, delay production, shipments and revenue, result in us being unable to timely satisfy customer demand, expose us to claims by our customers resulting in significant expense to repair or replace our affected facilities, and, in some instances, could significantly curtail our research and development efforts in a particular product area or target market. As a result, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could materially and adversely affect our business. Although we purchase insurance to mitigate certain losses, such insurance often carries a high deductible amount and any uninsured losses could negatively affect our operating results. In addition, even if we were able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
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
In addition, future government restrictions imposed as a result of the COVID-19 pandemic that limit our manufacturing capabilities could severely impact our ability to manufacture our proprietary products, adversely affecting our wireless business.

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
Our success depends in part upon protecting our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants. We may be required to spend significant resources to monitor and protect our IP rights, including unauthorized use of our products, the usage rates of the software seat licenses and subscriptions that we sell, and even with significant expenditures, we may not be able to protect the IP rights that are valuable to our business. We are unable to predict or assure that:
•the IP rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or, in the case of third-party IP rights licensed to us, be licensed to others;
•our IP rights will provide competitive advantages to us;
•rights previously granted by third parties to IP licensed or assigned to us, including portfolio cross-licenses, will not hamper our ability to assert our IP rights against potential competitors or hinder the settlement of currently pending or future disputes;
•any of our pending or future patent, trademark or copyright applications will be issued or have the coverage originally sought;

•our IP rights will be enforced in certain jurisdictions where competition may be intense or where legal protection may be weak; or
•we have sufficient IP rights to protect our products or our business.
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
There is an increasing focus on corporate social and environmental responsibility in the semiconductor industry, particularly with OEMs that manufacture consumer electronics. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they may seek to include such provisions in their procurement terms and conditions. An increasing number of participants in the semiconductor industry are also joining voluntary social responsibility initiatives such as the U.N. Global Compact, a voluntary initiative for businesses to develop, implement and disclose sustainability policies and practices. These social and environmental responsibility provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers or CMs to comply, with such policies or provisions, a customer may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenue and results of operations.
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
In addition, many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). As a result of the heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also result in the taxes we previously paid being subject to change. Further, governments in the countries in which we operate are passing legislation intended to alleviate the economic burdens of COVID-19 and to fund economic recovery and growth, including various temporary tax incentives or relief and restricted tax measures, which could result in future tax increases. We cannot predict the extent to which the COVID-19 pandemic will impact our tax liabilities and are continuing to evaluate the impact of the new legislation to our financial statements.
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
Our provision for income taxes is subject to volatility and could be adversely affected by numerous factors including:
•reorganization or restructuring of our businesses, tangible and intangible assets, outstanding indebtedness and corporate structure, such as in connection with acquiring businesses;
•jurisdictional mix of our income and assets, and the resulting tax effects of differing tax rates in different countries;
•changes in the allocation of income and expenses, including adjustments related to changes in our corporate structure, acquisitions or tax law;
•changes in transfer pricing rules or methods of applying these rules;
•changes in tax laws and regulations, including in the U.S., changes to the taxation of earnings of foreign subsidiaries, taxation of U.S. income generated from foreign parties, the deductibility of expenses attributable to income and foreign tax credit rules;
•tax effects of increases in non-deductible employee compensation;
•changes in tax accounting rules or principles and in the valuation of deferred tax assets and liabilities;
•outcomes of income tax audits; and
•modifications, expiration, lapses or termination of tax credits or incentives.

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
As of May 3, 2020, our indebtedness under the 2017 Senior Notes, the April 2019 Senior Notes, the April 2020 Senior Notes, the Assumed CA Senior Notes, the November 2019 Term Loans and the May 2019 Term Loans was $12,088 million, $9,726 million, $4,500 million, $1,100 million, $15,112 million and $600 million, respectively. In addition, we had $3 billion outstanding under the Revolving Facility as of May 3, 2020. Following May 3, 2020, we issued $8 billion aggregate principal amount of senior notes, the net proceeds of which were used to repay in full the outstanding balance under the Revolving Facility and to reduce the amounts outstanding under the November 2019 Term Loans, and we issued $3,917 million aggregate principal amount of senior notes in exchange for certain 2017 Senior Notes, April 2019 Senior Notes and Assumed CA Senior Notes. We expect to maintain significant levels of indebtedness going forward.

Our substantial indebtedness could have important consequences including:
•increasing our vulnerability to adverse general economic and industry conditions;
•exposing us to interest rate risk due to our variable rate term facilities, which we do not typically hedge against;
•limiting our flexibility in planning for, or reacting to, changes in the economy and the semiconductor industry;
•placing us at a competitive disadvantage compared to our competitors with less indebtedness;
•making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes; and
•potentially requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund our other business needs.
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
We receive debt ratings from the major credit rating agencies in the U.S. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and commodity pricing levels could also be considered by the rating agencies. While we are focused on maintaining investment grade ratings from these agencies, we may be unable to do so. Any downgrade in our credit rating or the ratings of our indebtedness, or adverse conditions in the debt capital markets, could:
•adversely affect the trading price of, or market for, our debt securities;
•increase interest expense under our term facilities;
•increase the cost of, and adversely affect our ability to refinance, our existing debt; and
•adversely affect our ability to raise additional debt.
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
The trading price of our common stock has, at times, fluctuated significantly and could be subject to wide fluctuations in response to any of the risk factors listed in this “Risk Factors” section, and others, including:
•actual or anticipated fluctuations in our financial condition and operating results;
•issuance of new or updated research or other reports by securities analysts;
•fluctuations in the valuation and results of operations of our significant customers as well as companies perceived by investors to be comparable to us;
•announcements of proposed acquisitions by us or our competitors;
•announcements of, or expectations of, additional debt or equity financing transactions;
•stock price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;
•changes in our dividend or stock repurchase policies or our ability to pay dividends;
•issuance, and subsequent sale, of common stock upon conversion of our 8.00% Mandatory Convertible Preferred Stock, Series A (“Mandatory Convertible Preferred Stock”);
•hedging or arbitrage trading activity involving our Mandatory Convertible Preferred Stock or common stock;
•the initiation or conclusion of legal proceedings or government inquiries or investigations involving Broadcom;
•announcement or imposition of restrictive governmental actions, such as import/export restrictions, duties and quotas, trade sanctions or customs duties and tariffs that may affect our business; and
•unsubstantiated news reports or other inaccurate publicity regarding us or our business.
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
As of March 31, 2020, we believe 11 of our 20 largest holders of common stock were active institutional investors who held approximately 32% of our outstanding shares of common stock in the aggregate, with Capital World Investors being our largest stockholder with approximately 10% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
During the fiscal quarter ended May 3, 2020, we paid approximately $219 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $237.42 per share. These shares may be deemed to be “issuer purchases” of shares.
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
4.26
Indenture, dated as of April 9, 2020, by and among the Company, as Issuer, Broadcom Technologies Inc. and Broadcom Corporation (the “2020 Guarantors”), and Wilmington Trust, National Association, as trustee.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2020
4.27	Form of 4.700% Senior Notes due 2025 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2020
4.28	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2020
4.29
Registration Rights Agreement, dated as of April 9, 2020, by and among the Company, the 2020 Guarantors and J.P. Morgan Securities LLC, as representative of the several initial purchasers of the April 2020 Senior Notes.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2020
4.30	Indenture, dated as of May 8, 2020, by and among the Company, as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.31	Form of 2.250% Senior Notes due 2023 (included in Exhibit 4.30).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.32	Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.30).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.33	Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.30).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.34	Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.30).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.35
Registration Rights Agreement, dated as of May 8, 2020, by and among the Company, the 2020 Guarantors and Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several initial purchasers of the May 2020 Senior Notes.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.36	Indenture, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 21, 2020
4.37	Form of 3.459% Senior Notes due 2026 (included in Exhibit 4.36).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 21, 2020
4.38	Form of 4.110% Senior Notes due 2028 (included in Exhibit 4.36).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 21, 2020
4.39
Registration Rights Agreement, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, as dealer-managers in connection with the Exchange Offers.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 21, 2020
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X
101.SCH	XBRL Schema Document			X
101.CAL	XBRL Calculation Linkbase Document			X
101.DEF	XBRL Definition Linkbase Document			X
101.LAB	XBRL Labels Linkbase Document			X
101.PRE	XBRL Presentation Linkbase Document			X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Thomas H. Krause, Jr.
Thomas H. Krause, Jr.
Chief Financial Officer
Date: June 12, 2020