Form 10-Q
period 2020-08-02
Broadcom Inc.
filed 2020-09-11
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2020
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

As of August 28, 2020, there were 404,501,331 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 2, 2020

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	August 2, 2020	November 3, 2019

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$8,857	$5,055
Trade accounts receivable, net	2,684	3,259
Inventory	1,081	874
Other current assets	1,059	729
Total current assets	13,681	9,917
Long-term assets:
Property, plant and equipment, net	2,567	2,565
Goodwill	43,447	36,714
Intangible assets, net	18,357	17,554
Other long-term assets	1,246	743
Total assets	$79,298	$67,493
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,092	$855
Employee compensation and benefits	732	641
Current portion of long-term debt	822	2,787
Other current liabilities	4,056	2,616
Total current liabilities	6,702	6,899
Long-term liabilities:
Long-term debt	43,201	30,011
Other long-term liabilities	5,810	5,613
Total liabilities	55,713	42,523
Commitments and contingencies (Note 12)
Preferred stock dividend obligation	28	29
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; 8.00% Mandatory Convertible Preferred Stock, Series A, 4 shares issued and outstanding; aggregate liquidation value of $3,738 as of August 2, 2020 and November 3, 2019	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 404 and 398 shares issued and outstanding as of August 2, 2020 and November 3, 2019, respectively	—	—
Additional paid-in capital	23,688	25,081
Retained earnings	—	—
Accumulated other comprehensive loss	(131)	(140)
Total stockholders’ equity	23,557	24,941
Total liabilities and equity	$79,298	$67,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019

	(In millions, except per share data)
Net revenue:
Products	$4,125	$4,413	$12,582	$13,470
Subscriptions and services	1,696	1,102	4,839	3,351
Total net revenue	5,821	5,515	17,421	16,821
Cost of revenue:
Cost of products sold	1,383	1,519	4,290	4,530
Cost of subscriptions and services	154	132	475	405
Amortization of acquisition-related intangible assets	953	828	2,857	2,487
Restructuring charges	15	2	30	68
Total cost of revenue	2,505	2,481	7,652	7,490
Gross margin	3,316	3,034	9,769	9,331
Research and development	1,228	1,235	3,786	3,519
Selling, general and administrative	428	410	1,530	1,300
Amortization of acquisition-related intangible assets	600	475	1,802	1,424
Restructuring, impairment and disposal charges	52	49	163	698
Total operating expenses	2,308	2,169	7,281	6,941
Operating income	1,008	865	2,488	2,390
Interest expense	(464)	(362)	(1,357)	(1,083)
Other income, net	49	41	175	172
Income from continuing operations before income taxes	593	544	1,306	1,479
Benefit from income taxes	(96)	(171)	(331)	(410)
Income from continuing operations	689	715	1,637	1,889
Loss from discontinued operations, net of income taxes	(1)	—	(1)	(12)
Net income	688	715	1,636	1,877
Dividends on preferred stock	(74)	—	(223)	—
Net income attributable to common stock	$614	$715	$1,413	$1,877

Basic income per share attributable to common stock:
Income per share from continuing operations	$1.53	$1.80	$3.53	$4.73
Loss per share from discontinued operations	(0.01)	—	(0.01)	(0.03)
Net income per share	$1.52	$1.80	$3.52	$4.70

Diluted income per share attributable to common stock:
Income per share from continuing operations	$1.46	$1.71	$3.37	$4.50
Loss per share from discontinued operations	(0.01)	—	(0.01)	(0.03)
Net income per share	$1.45	$1.71	$3.36	$4.47

Weighted-average shares used in per share calculations:
Basic	403	398	401	399
Diluted	422	418	420	420
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019

	(In millions)
Net income	$688	$715	$1,636	$1,877
Other comprehensive income, net of tax:
Change in actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	—	1	—
Other comprehensive income, net of tax	—	—	1	—
Comprehensive income	$688	$715	$1,637	$1,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Fiscal Quarters Ended
	August 2, 2020	August 4, 2019

	(In millions)
Cash flows from operating activities:
Net income	$1,636	$1,877
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	4,746	3,930
Depreciation	431	426
Stock-based compensation	1,527	1,641
Deferred taxes and other non-cash taxes	(683)	(708)
Loss on debt extinguishment	153	2
Non-cash restructuring, impairment and disposal charges	32	113
Non-cash interest expense	83	50
Other	(43)	(83)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	590	201
Inventory	(98)	33
Accounts payable	227	105
Employee compensation and benefits	75	(360)
Other current assets and current liabilities	462	115
Other long-term assets and long-term liabilities	(425)	(124)
Net cash provided by operating activities	8,713	7,218
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(10,872)	(16,033)
Proceeds from sales of businesses	218	957
Purchases of property, plant and equipment	(361)	(336)
Proceeds from disposals of property, plant and equipment	10	82
Other	(4)	(4)
Net cash used in investing activities	(11,009)	(15,334)
Cash flows from financing activities:
Proceeds from long-term borrowings	27,802	28,793
Repayment of debt	(15,814)	(12,000)
Other borrowings, net	(1,285)	1,345
Payment of dividends	(4,139)	(3,181)
Repurchases of common stock - repurchase program	—	(5,002)
Shares repurchased for tax withholdings on vesting of equity awards	(580)	(818)
Issuance of common stock	174	194
Other	(60)	(45)
Net cash provided by financing activities	6,098	9,286
Net change in cash and cash equivalents	3,802	1,170
Cash and cash equivalents at beginning of period	5,055	4,292
Cash and cash equivalents at end of period	$8,857	$5,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Three Fiscal Quarters Ended August 2, 2020

	8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of November 3, 2019	4	$—	398	$—	$25,081	$—	$(140)	$24,941
Net income	—	—	—	—	—	385	—	385
Cumulative effect of accounting change	—	—	—	—	—	(10)	8	(2)
Fair value of partially vested equity awards assumed in connection with an acquisition	—	—	—	—	1	—	—	1
Dividends to common stockholders	—	—	—	—	(996)	(301)	—	(1,297)
Dividends to preferred stockholders	—	—	—	—	—	(74)	—	(74)
Common stock issued	—	—	2	—	37	—	—	37
Stock-based compensation	—	—	—	—	545	—	—	545
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(168)	—	—	(168)
Balance as of February 2, 2020	4	—	399	—	24,500	—	(132)	24,368
Net income	—	—	—	—	—	563	—	563
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends to common stockholders	—	—	—	—	(818)	(488)	—	(1,306)
Dividends to preferred stockholders	—	—	—	—	—	(75)	—	(75)
Common stock issued	—	—	4	—	91	—	—	91
Stock-based compensation	—	—	—	—	517	—	—	517
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(217)	—	—	(217)
Balance as of May 3, 2020	4	—	402	—	24,073	—	(131)	23,942
Net income	—	—	—	—	—	688	—	688
Dividends to common stockholders	—	—	—	—	(698)	(614)	—	(1,312)
Dividends to preferred stockholders	—	—	—	—	—	(74)	—	(74)
Common stock issued	—	—	2	—	46	—	—	46
Stock-based compensation	—	—	—	—	465	—	—	465
Shares repurchased for tax withholdings on vesting of equity awards	—	—	—	—	(198)	—	—	(198)
Balance as of August 2, 2020	4	$—	404	$—	$23,688	$—	$(131)	$23,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Three Fiscal Quarters Ended August 4, 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of November 4, 2018	408	$—	$23,285	$3,487	$(115)	$26,657
Net income	—	—	—	471	—	471
Cumulative effect of accounting change	—	—	—	8	(1)	7
Fair value of partially vested equity awards assumed in connection with the acquisition of CA, Inc.	—	—	67	—	—	67
Dividends to common stockholders	—	—	—	(1,067)	—	(1,067)
Common stock issued	2	—	62	—	—	62
Stock-based compensation	—	—	540	—	—	540
Repurchases of common stock	(14)	—	(796)	(2,640)	—	(3,436)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(77)	—	—	(77)
Balance as of February 3, 2019	396	—	23,081	259	(116)	23,224
Net income	—	—	—	691	—	691
Dividends to common stockholders	—	—	(331)	(726)	—	(1,057)
Common stock issued	8	—	121	—	—	121
Stock-based compensation	—	—	544	—	—	544
Repurchases of common stock	(3)	—	(606)	(224)	—	(830)
Shares repurchased for tax withholdings on vesting of equity awards	(2)	—	(521)	—	—	(521)
Balance as of May 5, 2019	399	—	22,288	—	(116)	22,172
Net income	—	—	—	715	—	715
Dividends to common stockholders	—	—	(342)	(715)	—	(1,057)
Common stock issued	2	—	11	—	—	11
Stock-based compensation	—	—	632	—	—	632
Repurchases of common stock	(2)	—	(736)	—	—	(736)
Shares repurchased for tax withholdings on vesting of equity awards	(1)	—	(234)	—	—	(234)
Balance as of August 4, 2019	398	$—	$21,619	$—	$(116)	$21,503

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
On November 4, 2019, we completed the purchase of certain assets and assumption of certain liabilities of the Symantec Corporation Enterprise Security business (the “Symantec Business”) for $10.7 billion in cash (the “Symantec Asset Purchase”). The results of operations of the Symantec Business are included in the unaudited condensed consolidated financial statements commencing on the acquisition date.
During the first quarter of our fiscal year ending November 1, 2020 (“fiscal year 2020”), we changed our organizational structure, resulting in two reportable segments: semiconductor solutions and infrastructure software. Prior period segment results have been recast to conform to the current presentation.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year 2020 is a 52-week fiscal year. The first quarter of our fiscal year 2020 ended on February 2, 2020, the second quarter ended on May 3, 2020 and the third quarter ended on August 2, 2020. Our fiscal year ended November 3, 2019 (“fiscal year 2019”) was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 3, 2019 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2019 as filed with the Securities and Exchange Commission (the “SEC”). All intercompany transactions and balances have been eliminated in consolidation. The operating results for the fiscal quarter and three fiscal quarters ended August 2, 2020 are not necessarily indicative of the results that may be expected for fiscal year 2020, or for any other future period.
Significant Accounting Policies
Use of estimates. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The inputs into certain of these estimates and assumptions include the consideration of the economic impact of the COVID-19 pandemic. Actual results could differ materially from these estimates, and such differences could affect the results of operations reported in future periods. As the impact of the COVID-19 pandemic continues to develop, many of these estimates could require increased judgement and carry a higher degree of variability and volatility, and may change materially in future periods.
Reclassifications. Certain reclassifications have been made to the prior period condensed consolidated statement of cash flows to conform to current period presentation. These reclassifications had no impact on previously reported net cash activities.
Recent Accounting Guidance
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU were effective upon issuance and may be applied through December 31, 2022. This guidance had no impact on our contracts as of August 2, 2020.
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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended August 2, 2020
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$410	$3,393	$322	$4,125
Subscriptions and services (a)	1,000	349	347	1,696
Total	$1,410	$3,742	$669	$5,821

	Fiscal Quarter Ended August 4, 2019
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$506	$3,582	$325	$4,413
Subscriptions and services (a)	711	124	267	1,102
Total	$1,217	$3,706	$592	$5,515

	Three Fiscal Quarters Ended August 2, 2020
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,340	$10,282	$960	$12,582
Subscriptions and services (a)	3,075	680	1,084	4,839
Total	$4,415	$10,962	$2,044	$17,421

	Three Fiscal Quarters Ended August 4, 2019
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,731	$10,674	$1,065	$13,470
Subscriptions and services (a)	2,276	339	736	3,351
Total	$4,007	$11,013	$1,801	$16,821
________________________________
(a) Subscriptions and services predominantly includes software licenses with termination for convenience clauses.
Although we recognize revenue for the majority of our semiconductor products when title and control transfer in Penang, Malaysia, we disclose net revenue by region based on the geographic shipment or delivery location specified by distributors, original equipment manufacturers, contract manufacturers, channel partners, or software customers.
Contract Balances
Contract assets and contract liabilities balances were as follows:

	Contract Assets	Contract Liabilities

	(In millions)
Balance as of November 3, 2019	$259	$1,808

Balance as of August 2, 2020 (a)	$158	$3,463
________________________________
(a) Contract liabilities associated with the Symantec Business were included in the balance as of August 2, 2020.

	Contract Assets	Contract Liabilities

	(In millions)
Balance as of November 5, 2018 (a)	$18	$272

Balance as of August 4, 2019	$229	$2,269
________________________________
(a) We adopted ASU 2014-09, Revenue from Contracts with Customers, on November 5, 2018, immediately prior to the acquisition of CA, Inc. (“CA”). Accordingly, the opening balances do not include contract assets or contract liabilities associated with CA.
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements which may include termination for convenience provisions. The amount of revenue recognized during the three fiscal quarters ended August 2, 2020 that was included in the contract liabilities balance as of November 3, 2019 was $1,315 million. The amount of revenue recognized during the three fiscal quarters ended August 4, 2019 that was included in the contract liabilities balance as of November 5, 2018 was $173 million.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts for subscriptions and services where the customer is not committed. The customer is not considered committed when termination for convenience without payment of a substantive penalty exists, either contractually or through customary business practice. The majority of our customer software contracts include termination for convenience clauses without a substantive penalty and are accordingly deemed to not be committed. Additionally, as a practical expedient, we have not included contracts that have an original duration of one year or less nor have we included contracts with sales-based and usage-based royalties promised in exchange for a license of intellectual property (“IP”).
Because the substantial majority of our customer software contracts allow our customers to terminate for convenience without a substantive penalty or have an original duration of one year or less, the total amount of the transaction price allocated to remaining performance obligations as of August 2, 2020 was not material. Since the majority of our software contracts are not deemed to be committed, although our customers generally do not exercise their termination for convenience rights, and the majority of the contracts we execute for products, as well as subscriptions and services, have a duration of one year or less, our remaining performance obligations are not indicative of revenue for future periods.
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
The following table presents our preliminary allocation of the total purchase price:

Estimated Fair Value
(In millions)
Current assets	$273
Goodwill	6,638
Intangible assets	5,411
Other long-term assets	92
Total assets acquired	12,414
Current liabilities	(1,127)
Other long-term liabilities	(587)
Total liabilities assumed	(1,714)
Fair value of net assets acquired	$10,700
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
Revenue attributable to the Symantec Business has been included in our infrastructure software segment. Transaction costs related to the Symantec Asset Purchase of $110 million were included in selling, general and administrative expense for the three fiscal quarters ended August 2, 2020.

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
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if we had completed the Symantec Asset Purchase as of the beginning of fiscal year 2019. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges related to the acquisition and transaction costs. For the three fiscal quarters ended August 4, 2019, non-recurring pro forma adjustments directly attributable to the Symantec Asset Purchase included transaction costs of $136 million. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2019 or of the results of our future operations of the combined business.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019

	(In millions)
Pro forma net revenue	$5,687	$5,873	$16,894	$18,133
Pro forma net income attributable to common stock	$549	$344	$1,181	$786

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

	Fiscal Quarter Ended	Three Fiscal Quarters Ended
	August 4, 2019	August 4, 2019

	(In millions)
Pro forma net revenue	$5,287	$16,137
Pro forma net income attributable to common stock	$542	$1,895

4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $1,858 million and $850 million of time deposits and $1,531 million and $649 million of money-market funds as of August 2, 2020 and November 3, 2019, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $927 million and $2,754 million during the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively, and $375 million and $465 million during the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively. Factoring fees for the sales of receivables were recorded in other income, net and were not material for any of the periods presented.
Inventory

	August 2, 2020	November 3, 2019

	(In millions)
Finished goods	$372	$339
Work-in-process	517	414
Raw materials	192	121
Total inventory	$1,081	$874

Other Current Assets

	August 2, 2020	November 3, 2019

	(In millions)
Prepaid expenses	$433	$302
Other (miscellaneous)	626	427
Total other current assets	$1,059	$729
Other Current Liabilities

	August 2, 2020	November 3, 2019

	(In millions)
Contract liabilities	$2,793	$1,501
Tax liabilities	387	229
Other (miscellaneous)	876	886
Total other current liabilities	$4,056	$2,616
Other Long-Term Liabilities

	August 2, 2020	November 3, 2019

	(In millions)
Unrecognized tax benefits	$3,307	$3,269
Contract liabilities	670	307
Other (miscellaneous)	1,833	2,037
Total other long-term liabilities	$5,810	$5,613
Other Income, net
Other income, net for the three fiscal quarters ended August 2, 2020 included a $116 million one-time gain from the lapse of a tax indemnification arrangement.
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019

	(In millions)
Cash paid for interest	$269	$368	$1,025	$980
Cash paid for income taxes	$44	$98	$299	$618
As of August 2, 2020 and August 4, 2019, $37 million and $30 million, respectively, of unpaid purchases of property, plant and equipment were included in accounts payable. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant and equipment in the condensed consolidated statements of cash flows in the period in which they are paid.
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
We entered into operating and finance leases for our facilities, data centers and certain equipment. For the fiscal quarter and three fiscal quarters ended August 2, 2020, we recorded $27 million and $78 million of operating lease expense, respectively, and $4 million and $9 million of finance lease expense, respectively. For the fiscal quarter and three fiscal quarters ended August 4, 2019, rent expense was $61 million and $187 million, respectively.
Other information related to leases was as follows:

Three Fiscal Quarters Ended
August 2, 2020
(In millions)
Cash paid for operating leases included in operating cash flows	$92
ROU assets obtained in exchange for operating lease liabilities	$674
ROU assets obtained in exchange for finance lease liabilities	$74

August 2, 2020
Weighted-average remaining lease term – operating leases (In years)	10
Weighted-average remaining lease term – finance leases (In years)	4
Weighted-average discount rate – operating leases	3.79%
Weighted-average discount rate – finance leases	3.33%
Supplemental balance sheet information related to leases was as follows:

	Classification on the Condensed Consolidated Balance Sheet	August 2, 2020
		(In millions)
ROU assets - operating leases	Other long-term assets	$606
ROU assets - finance leases	Property, plant and equipment, net	$65

Short-term lease liabilities - operating leases	Other current liabilities	$100
Long-term lease liabilities - operating leases	Other long-term liabilities	$546
Short-term lease liabilities - finance leases	Current portion of long-term debt	$15
Long-term lease liabilities - finance leases	Long-term debt	$52

The maturities of lease liabilities were as follows:

	August 2, 2020
	Operating Leases	Finance Leases

	(In millions)
2020 (remainder)	$30	$4
2021	117	17
2022	94	17
2023	83	17
2024	64	17
Thereafter	409	—
Total undiscounted liabilities	797	72
Less: interest	151	5
Present value of lease liabilities	$646	$67

As of November 3, 2019, future minimum lease payments under non-cancelable lease liabilities prior to our adoption of Topic 842 were as follows:

November 3, 2019
(In millions)
2020	$115
2021	99
2022	80
2023	69
2024	47
Thereafter	390
Total minimum lease payments	$800

6. Goodwill and Intangible Assets
Goodwill

	Semiconductor Solutions	Infrastructure Software	IP Licensing	Total

	(In millions)
Balance as of November 3, 2019	$25,929	$10,776	$9	$36,714
Reallocation due to change in segments	9	—	(9)	—
Acquisitions	35	6,712	—	6,747
Sale of business	(14)	—	—	(14)
Balance as of August 2, 2020	$25,959	$17,488	$—	$43,447
During the first quarter of fiscal year 2020, we changed our organizational structure to include our IP licensing segment in our semiconductor solutions segment, resulting in two reportable segments: semiconductor solutions and infrastructure software.
Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of August 2, 2020:
Purchased technology	$24,119	$(12,965)	$11,154
Customer contracts and related relationships	8,389	(2,832)	5,557

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
Order backlog	2,579	(1,604)	975
Trade names	797	(302)	495
Other	260	(109)	151
Intangible assets subject to amortization	36,144	(17,812)	18,332
In-process research and development	25	—	25
Total	$36,169	$(17,812)	$18,357

As of November 3, 2019:
Purchased technology	$20,935	$(10,113)	$10,822
Customer contracts and related relationships	5,978	(1,787)	4,191
Order backlog	2,569	(908)	1,661
Trade names	712	(247)	465
Other	241	(89)	152
Intangible assets subject to amortization	30,435	(13,144)	17,291
In-process research and development	263	—	263
Total	$30,698	$(13,144)	$17,554
Based on the amount of intangible assets subject to amortization at August 2, 2020, the expected amortization expense for each of the next five years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense
(In millions)
2020 (remainder)	$1,568
2021	5,417
2022	4,374
2023	3,237
2024	2,365
Thereafter	1,371
Total	$18,332
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	August 2, 2020
(In years)
Purchased technology	5
Customer contracts and related relationships	4
Order backlog	2
Trade names	9
Other	9

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
For each of the fiscal quarter and three fiscal quarters ended August 2, 2020, diluted net income per share excluded the potentially dilutive effect of 12 million shares of common stock issuable upon the conversion of Mandatory Convertible Preferred Stock as their effect was antidilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019

	(In millions, except per share data)
Numerator:
Income from continuing operations	$689	$715	$1,637	$1,889
Dividends on preferred stock	(74)	—	(223)	—
Income from continuing operations attributable to common stock	615	715	1,414	1,889
Loss from discontinued operations, net of income taxes, attributable to common stock	(1)	—	(1)	(12)
Net income attributable to common stock	$614	$715	$1,413	$1,877

Denominator:
Weighted-average shares outstanding - basic	403	398	401	399
Dilutive effect of equity awards	19	20	19	21
Weighted-average shares outstanding - diluted	422	418	420	420

Basic income per share attributable to common stock:
Income per share from continuing operations	$1.53	$1.80	$3.53	$4.73
Loss per share from discontinued operations	(0.01)	—	(0.01)	(0.03)
Net income per share	$1.52	$1.80	$3.52	$4.70

Diluted income per share attributable to common stock:
Income per share from continuing operations	$1.46	$1.71	$3.37	$4.50
Loss per share from discontinued operations	(0.01)	—	(0.01)	(0.03)
Net income per share	$1.45	$1.71	$3.36	$4.47

8. Borrowings

	August 2, 2020		November 3, 2019
	Effective Interest Rate	Aggregate Principal Amount	Effective Interest Rate	Aggregate Principal Amount

	(In millions)
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	$1,695		$—
4.110% notes due September 2028	5.02%	2,222		—
May 2020 Senior Notes- fixed rate
2.250% notes due November 2023	2.40%	1,000		—
3.150% notes due November 2025	3.29%	2,250		—
4.150% notes due November 2030	4.27%	2,750		—
4.300% notes due November 2032	4.39%	2,000		—
April 2020 Senior Notes - fixed rate
4.700% notes due April 2025	4.88%	2,250		—
5.000% notes due April 2030	5.18%	2,250		—
November 2019 Term Loans - floating rate
LIBOR plus 1.125% term loan due November 2022	1.56%	4,819		—
LIBOR plus 1.250% term loan due November 2024	1.58%	4,069		—
May 2019 Term Loans - floating rate
LIBOR plus 1.250% term loan due May 2024		—	3.36%	800
LIBOR plus 1.375% term loan due May 2026		—	3.45%	800
April 2019 Senior Notes - fixed rate
3.125% notes due April 2021	3.61%	525	3.61%	2,000
3.125% notes due October 2022	3.53%	693	3.53%	1,500
3.625% notes due October 2024	3.98%	1,044	3.98%	2,000
4.250% notes due April 2026	4.54%	2,500	4.54%	2,500
4.750% notes due April 2029	4.95%	3,000	4.95%	3,000
2017 Senior Notes - fixed rate
2.375% notes due January 2020		—	2.62%	2,750
2.200% notes due January 2021	2.41%	282	2.41%	750
3.000% notes due January 2022	3.21%	842	3.21%	3,500
2.650% notes due January 2023	2.78%	1,000	2.78%	1,000
3.625% notes due January 2024	3.74%	1,352	3.74%	2,500
3.125% notes due January 2025	3.23%	1,000	3.23%	1,000
3.875% notes due January 2027	4.02%	4,800	4.02%	4,800
3.500% notes due January 2028	3.60%	1,250	3.60%	1,250
Assumed CA Senior Notes - fixed rate
5.375% notes due December 2019		—	3.43%	750
3.600% notes due August 2022	4.07%	283	4.07%	500
4.500% notes due August 2023	4.10%	250	4.10%	250
4.700% notes due March 2027	5.15%	350	5.15%	350

	August 2, 2020		November 3, 2019
	Effective Interest Rate	Aggregate Principal Amount	Effective Interest Rate		Aggregate Principal Amount

	(In millions)
Other borrowings
Commercial paper		—	2.55%	(a)	1,000
1.375% convertible notes due January 2020		—	0.63%		37
2.500% - 4.500% senior notes due August 2022 - August 2034	2.59%-4.55%	22	2.59%-4.55%		22
Total principal amount outstanding		44,498			33,059
Less: Unamortized premium/discount and issuance costs		(542)			(261)
Total debt		$43,956			$32,798
________________________________________________________________
(a) Represents the weighted average interest rate on outstanding commercial paper.
As of August 2, 2020, $15 million of short-term and $52 million of long-term finance lease liabilities were included in the current portion of long-term debt and long-term debt, respectively, on the condensed consolidated balance sheet.
June 2020 Senior Notes
On June 4, 2020, we completed the settlement of our private offers to exchange $3,742 million of certain series of our outstanding notes maturing between 2021 and 2024, for $1,695 million of new senior notes due 2026 and $2,222 million of new senior notes due 2028 (collectively, the “June 2020 Senior Notes”). As a result of this exchange, we incurred premiums of $177 million. The June 2020 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom Corporation (“BRCM”) and Broadcom Technologies Inc. (“BTI”). We may, at our option, redeem or purchase, in whole or in part, any of the June 2020 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the June 2020 Senior Notes, plus accrued and unpaid interest. Additionally, in the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest. As of August 2, 2020, the June 2020 Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
May 2020 Senior Notes
On May 8, 2020, we issued $8 billion of senior unsecured notes, which consisted of $1,000 million of senior notes due 2023, $2,250 million of senior notes due 2025, $2,750 million of senior notes due 2030 and $2,000 million of senior notes due 2032 (collectively, the “May 2020 Senior Notes”). The May 2020 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by BRCM and BTI. We may, at our option, redeem or purchase, in whole or in part, any of the May 2020 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the May 2020 Senior Notes, plus accrued and unpaid interest. Additionally, in the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest. As of August 2, 2020, the May 2020 Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
The net proceeds from this issuance, together with the remaining net proceeds from the issuance of the April 2020 Senior Notes, as defined below, were used to repay an aggregate of $5,424 million of term loans outstanding under the November 2019 Credit Agreement, as defined below, consisting of repayments of $2,712 million of each of our unsecured term A-3 and A-5 facilities, and $3 billion of borrowings outstanding under the Revolving Facility, as defined below.
April 2020 Senior Notes
In April 2020, we issued $4.5 billion of senior unsecured notes (the “April 2020 Senior Notes”). The April 2020 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by BRCM and BTI. We may, at our option, redeem or purchase, in whole or in part, any of the April 2020 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the April 2020 Senior Notes, plus accrued and unpaid interest. Additionally, in the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest. As of August 2, 2020, the April 2020 Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
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
November 2019 Term Loans
On November 4, 2019, in connection with the Symantec Asset Purchase, we entered into a credit agreement (the “November 2019 Credit Agreement”), which provides for a $7,750 million unsecured term A-3 facility and a $7,750 million unsecured term A-5 facility (collectively, the “November 2019 Term Loans”). Interest on our November 2019 Term Loans is based on a floating rate. We used $10.7 billion of the net proceeds from the November 2019 Term Loans to fund the Symantec Asset Purchase. During the fiscal quarter ended February 2, 2020, we also used the net proceeds to repay $750 million principal amount of 5.375% notes due December 1, 2019 and $2,750 million principal amount of 2.375% notes due January 15, 2020, on their respective maturity dates. Our obligations under the November 2019 Credit Agreement are guaranteed on an unsecured basis by BRCM and BTI. During the fiscal quarter ended May 3, 2020, we repaid $194 million of each of our unsecured term A-3 and A-5 facilities.
During the fiscal quarter ended August 2, 2020, as discussed above, we used the net proceeds from the May 2020 Senior Notes and the remaining net proceeds from the April 2020 Senior Notes to repay a portion of our November 2019 Term Loans. Additionally, we made repayments with cash on hand. In total, we repaid an aggregate of $6,224 million of our November 2019 Term Loans, consisting of repayments of $2,737 million and $3,487 million of our unsecured term A-3 and A-5 facilities, respectively, and wrote off $44 million of unamortized discount and issuance costs. As a result of these repayments, all remaining principal payments are due more than one year after August 2, 2020 and were included in long-term debt.
May 2019 Term Loans
In January 2020, we repaid an aggregate of $1 billion of term loans consisting of $500 million of each of our unsecured term A-5 and A-7 facilities (collectively, the “May 2019 Term Loans”) under the credit agreement entered into in May 2019 (the “May 2019 Credit Agreement”). In July 2020, we repaid an aggregate of $600 million of the May 2019 Term Loans, representing the outstanding balance of the May 2019 Term Loans.
The May 2019 Credit Agreement provides for a five-year $5 billion unsecured revolving facility (the “Revolving Facility”), of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments reduce the aggregate amount otherwise available under the Revolving Facility for revolving loans. Subject to the terms of the May 2019 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time, prior to the earlier of (a) May 2024 or (b) the date of termination, in whole of the revolving lenders’ commitments under the May 2019 Credit Agreement in accordance with the terms thereof. On May 8, 2020, using net proceeds from the May 2020 Senior Notes and April 2020 Senior Notes, we repaid $3 billion of borrowings outstanding under the Revolving Facility. As of August 2, 2020 and November 3, 2019, we had no borrowings outstanding under the Revolving Facility.
Commercial Paper
        In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. As of August 2, 2020, we had no Commercial Paper outstanding. We had $1 billion of Commercial Paper outstanding as of November 3, 2019 with maturities generally less than three months. As our commercial paper program is supported by the Revolving Facility, we have the ability and intent to continuously refinance Commercial Paper. As a result, we record Commercial Paper, net of discount, as long-term debt. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under the Revolving Facility.

Exchange Offer
In connection with the issuance of the June 2020 Senior Notes, May 2020 Senior Notes, April 2020 Senior Notes (collectively, the “2020 Senior Notes”) and $11 billion of senior unsecured notes in April 2019 (the “April 2019 Senior Notes”), we entered into registration rights agreements, pursuant to which we were obligated to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange (the “Exchange Offer”) each series of the 2020 Senior Notes and April 2019 Senior Notes for notes that are registered with the SEC (the “Registered Notes”), with substantially identical terms. On July 6, 2020, we launched the Exchange Offer, which expired on August 7, 2020. Substantially all of our 2020 Senior Notes and April 2019 Senior Notes were tendered and exchanged for the corresponding Registered Notes in the Exchange Offer.
Fair Value of Debt
As of August 2, 2020, the estimated aggregate fair value of debt was $48,483 million. The fair value of our senior notes was determined using quoted prices from less active markets. The estimated fair value of our November 2019 Term Loans approximated carrying value due to their floating interest rates and consistency in our credit ratings. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of August 2, 2020 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2020 (remainder)	$—
2021	807
2022	1,827
2023	6,069
2024	3,403
Thereafter	32,392
Total	$44,498
        As of August 2, 2020 and November 3, 2019, we accrued interest payable of $306 million and $214 million, respectively, and were in compliance with all debt covenants.
9. Stockholders’ Equity
Mandatory Convertible Preferred Stock
On September 30, 2019, we completed an offering of approximately 4 million shares of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share (“Mandatory Convertible Preferred Stock”), which generated net proceeds of approximately $3,679 million.
On September 30, 2022, unless earlier converted, each outstanding share of Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock at a rate between the then minimum and maximum conversion rates. At any time prior to September 30, 2022, holders may elect to convert each share of Mandatory Convertible Preferred Stock into shares of our common stock at the then minimum conversion rate. The conversion rates are subject to anti-dilution adjustments. As of August 2, 2020, the minimum conversion rate was 3.0516 and the maximum conversion rate was 3.5670.
We recognized $28 million and $29 million of accrued preferred stock dividends, which were presented as temporary equity on our condensed consolidated balance sheets as of August 2, 2020 and November 3, 2019, respectively.

Cash Dividends Declared and Paid

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019

	(In millions, except per share data)
Dividends per share to common stockholders	$3.25	$2.65	$9.75	$7.95
Dividends to common stockholders	$1,312	$1,057	$3,915	$3,181
Dividends per share to preferred stockholders	$20.00	$—	$60.00	$—
Dividends to preferred stockholders	$74	$—	$224	$—

Stock-Based Compensation Expense

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019

	(In millions)
Cost of products sold	$26	$34	$84	$89
Cost of subscriptions and services	11	13	37	33
Research and development	337	456	1,101	1,138
Selling, general and administrative	91	129	305	381
Total stock-based compensation expense	$465	$632	$1,527	$1,641
As of August 2, 2020, the total unrecognized compensation cost related to unvested stock-based awards was $4,534 million, which is expected to be recognized over the remaining weighted-average service period of 3.6 years.
Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 3, 2019	40	$188.52
Granted	2	$250.82
Vested	(6)	$207.57
Forfeited	(2)	$197.88
Balance as of August 2, 2020	34	$189.99
The aggregate fair value of time- and market-based RSUs that vested during the three fiscal quarters ended August 2, 2020 was $1,670 million, which represents the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.

A summary of time- and market-based stock option activity is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value

	(In millions, except years and per share data)
Balance as of November 3, 2019	4	$51.83
Exercised	(2)	$48.01		$629
Balance as of August 2, 2020	2	$56.97	0.5	$489
Fully vested as of August 2, 2020	2	$56.98	0.5	$488
Fully vested and expected to vest as of August 2, 2020	2	$56.97	0.5	$489

10. Income Taxes
The benefit from income taxes was $96 million and $331 million for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively, compared to $171 million and $410 million for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively.
The benefit from income taxes for the fiscal quarter and three fiscal quarters ended August 2, 2020 was primarily due to the jurisdictional mix of income and expense, the remeasurement of certain foreign deferred tax assets and liabilities, and excess tax benefits from stock-based awards that vested or were exercised during the periods.
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
The benefit from income taxes for the fiscal quarter ended August 4, 2019 was primarily due to the remeasurement of certain foreign deferred tax assets and liabilities, internal reorganizations and excess tax benefits from stock-based awards that vested or were exercised during the period.
The benefit from income taxes for the three fiscal quarters ended August 4, 2019 was primarily due to excess tax benefits from stock-based awards that vested or were exercised during the period, recognition of gross uncertain tax benefits as a result of audit settlements and lapses of statutes of limitations, deferred tax remeasurement in a foreign jurisdiction, internal reorganizations, and the partial release of our valuation allowance as a result of the CA Merger, partially offset by a change in estimate of our fiscal year 2018 provision resulting from regulations issued related to the U.S. Tax Cuts and Jobs Act.
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
Uncertain Tax Positions
The balance of gross unrecognized tax benefits was $4,643 million and $4,422 million as of August 2, 2020 and November 3, 2019, respectively. This increase was primarily due to changes in uncertain tax positions from adjustments arising from audits conducted by tax authorities.
Accrued interest and penalties are included in other long-term liabilities on the condensed consolidated balance sheets. As of August 2, 2020 and November 3, 2019, the combined amount of cumulative accrued interest and penalties was approximately $336 million and $303 million, respectively.
As of August 2, 2020 and November 3, 2019, approximately $4,979 million and $4,725 million, respectively, of the unrecognized tax benefits, including accrued interest and penalties, would affect our effective tax rate if favorably resolved.
We are subject to U.S. income tax examination for fiscal years 2013 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside of the U.S. for fiscal years 2008 and later. It is possible that our existing unrecognized tax benefits may change up to $263 million as a result of lapses of the statute of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.
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
Depreciation expense directly attributable to each reportable segment is included in the operating results of each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue for the fiscal quarter and three fiscal quarters ended August 2, 2020 and August 4, 2019. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019

	(In millions)
Net revenue:
Semiconductor solutions	$4,219	$4,375	$12,437	$12,865
Infrastructure software	1,602	1,140	4,984	3,956
Total net revenue	$5,821	$5,515	$17,421	$16,821

Operating income:
Semiconductor solutions	$2,045	$2,081	$5,864	$6,012
Infrastructure software	1,136	829	3,432	2,899
Unallocated expenses	(2,173)	(2,045)	(6,808)	(6,521)
Total operating income	$1,008	$865	$2,488	$2,390
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors and channel partners globally. No customer accounted for 10% or more of our net accounts receivable balance as of August 2, 2020, while one customer accounted for 24% of our net accounts receivable balance as of November 3, 2019.
No customer accounted for 10% or more of our net revenue for the fiscal quarter ended August 2, 2020. One customer accounted for 12% of our net revenue for the three fiscal quarters ended August 2, 2020, and 16% and 15% of our net revenue for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively. Net revenue from this customer was primarily included in our semiconductor solutions segment.
12. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of August 2, 2020 that materially changed from the end of fiscal year 2019:

		Fiscal Year
	Total	2020 (remainder)	2021	2022	2023	2024	Thereafter

	(In millions)
Debt principal, interest and fees	$54,772	$375	$2,327	$3,314	$7,440	$4,705	$36,611
Purchase commitments	1,034	820	163	51	—	—	—
Other contractual commitments	1,098	122	196	183	172	126	299
Total	$56,904	$1,317	$2,686	$3,548	$7,612	$4,831	$36,910
Debt Principal, Interest and Fees. Represents principal, estimated interest and fees on our borrowings. For borrowings subject to a floating interest rate, the estimated interest was based on the rate in effect during the last month of the fiscal quarter ended August 2, 2020.
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

Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at August 2, 2020, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,307 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of August 2, 2020 have been excluded from the contractual obligations table above.
Standby Letters of Credit
As of August 2, 2020 and November 3, 2019, we had standby letters of credit of $63 million and $62 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantees.
Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our lines of business, including commercial disputes, employment issues, tax disputes and disputes involving claims by third parties that our activities infringe their patent, copyright, trademark or other IP rights. Legal proceedings are often complex, may require the expenditure of significant funds and other resources, and the outcome of litigation is inherently uncertain, with material adverse outcomes possible. IP property claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing IP. Claims that our products or processes infringe or misappropriate any third-party IP rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time, we pursue litigation to assert our IP rights. Regardless of the merit or resolution of any such litigation, complex IP litigation is generally costly and diverts the efforts and attention of our management and technical personnel.
Lawsuits Relating to California Institute of Technology
California Institute of Technology ("Caltech") filed a complaint against Broadcom and Apple Inc. on May 26, 2016 in the United States District Court for the Central District of California (the “U.S. Central District Court”), and an amended complaint adding Cypress Semiconductor Corporation as a defendant on August 15, 2016. The amended complaint alleged that chips that support certain error correction codes as specified in IEEE Standards 802.11n and 802.11ac willfully infringed four patents related to error correction coding: U.S. Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833 (“’833 patent”). Prior to trial, Caltech dismissed its claims against Cypress and withdrew its infringement allegations as to ‘833 patent. The complaint sought a preliminary and permanent injunction, damages, pre- and post-judgement interest, as well as attorneys’ fees, costs, and expenses. The trial was held in January 2020, and on January 29, 2020, the jury issued its verdict finding infringement and awarding Caltech past damages of $270.2 million from Broadcom and $837.8 million from Apple, for which Apple is seeking indemnification from Broadcom. On August 3, 2020, the U.S. Central District Court issued its judgement, awarding Caltech past damages in the amounts awarded by the jury, as well as pre- and post-judgement interest. Additionally, the U.S. Central District Court awarded Caltech an unspecified amount of ongoing royalties to be determined after the anticipated appeals process is resolved. Neither the jury nor the U.S. Central District Court found willful infringement, which if it had, could have resulted in enhanced damages up to three times the amount awarded. Broadcom and Apple will appeal to the United States Court of Appeals for the Federal Circuit.
We believe that the evidence and the law do not support the U.S. Central District Court’s findings of infringement or the award of damages, including ongoing royalties, and do not believe a material loss is probable at this time. We believe that there are strong grounds for appeal, and we intend to vigorously challenge the U.S. Central District Court’s judgement and rulings. As a result, we have not recorded a reserve with respect to this litigation, in accordance with the applicable accounting standards. We believe the low end of the possible range of loss is zero, but we cannot reasonably estimate the ultimate outcome, as a number of factors (including appeals by both Broadcom and Caltech) could significantly change the assessment of damages.
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
Other Indemnifications
As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgement for IP claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liabilities or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.
13. Restructuring Charges
The following is a summary of significant restructuring expense recognized primarily in operating expenses:
•During the first quarter of fiscal year 2020, we initiated cost reduction activities associated with the Symantec Asset Purchase. As a result, we recognized $61 million and $151 million of restructuring expense primarily related to employee termination costs during the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively. We expect these restructuring activities to be substantially completed by the end of fiscal year 2020.

•During the first quarter of fiscal year 2019, we initiated cost reduction activities associated with the CA Merger. As a result, we recognized $22 million of restructuring expense during the three fiscal quarters ended August 2, 2020, and $35 million and $710 million during the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively, primarily related to employee termination and lease and other exit costs. We expect these restructuring activities to be substantially completed by the end of fiscal year 2020.
The following table summarizes the significant activities within, and components of, the restructuring liabilities during the three fiscal quarters ended August 2, 2020:

	Employee Termination Costs	Leases and Other Exit Costs	Total

	(In millions)
Balance as of November 3, 2019	$69	$39	$108
Restructuring charges (a)	165	34	199
Utilization	(130)	(37)	(167)
Effect of adoption of Topic 842 (b)	—	(36)	(36)
Balance as of August 2, 2020 (c)	$104	$—	$104
_________________________________
(a) Included $19 million of restructuring expense related to discontinued operations recognized during the three fiscal quarters ended August 2, 2020, which was included in loss from discontinued operations.
(b) Upon adoption of Topic 842, certain restructuring lease liabilities were required to be recognized as a reduction to the corresponding ROU assets.
(c) The majority of the employee termination costs balance is expected to be paid within the next six months.
14. Subsequent Events
Preferred Stock Cash Dividends Declared
On September 2, 2020, our Board of Directors declared a quarterly cash dividend of $20.00 per share on our Mandatory Convertible Preferred Stock, payable on September 30, 2020 to stockholders of record on September 15, 2020.
Common Stock Cash Dividends Declared
On September 2, 2020, our Board of Directors declared a quarterly cash dividend of $3.25 per share on our common stock, payable on September 30, 2020 to stockholders of record on September 22, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 3, 2019 (“fiscal year 2019”) included in our Annual Report on Form 10-K for fiscal year 2019 (“2019 Annual Report on Form 10-K”). References to “Broadcom,” “we,” “our” and “us” are to Broadcom Inc. and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include the potential impact of the COVID-19 pandemic; projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies and objectives of management for future operations; and statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property (“IP”) rights. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgement, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
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
Quarterly Highlights
Highlights during the third fiscal quarter ended August 2, 2020 include the following:
•We generated $3,178 million of cash from operations.
•We paid $1,386 million in cash dividends.
•We refinanced certain debt, reducing our total debt by $1.9 billion.
COVID-19 Update
In response to the ongoing COVID-19 pandemic and the various resulting government directives, we have taken extensive measures to protect the health and safety of our employees and contractors at our facilities. We modified our workplace practices globally, which resulted in most of our employees working remotely for an extended period of time, earlier this year. While we are currently implementing a phased-in return of employees to many of our facilities, if the spread of COVID-19 worsens significantly, we may need to further limit onsite operations or otherwise modify our business practices. We continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.
The demand environment for our semiconductor products was consistent with our expectations for our third quarter of fiscal year 2020, with continued demand for products and infrastructure to support a dramatic increase around the world in remote or tele-work and learning due to COVID-19. While we continue to see robust demand in this area, the macroeconomic environment remains uncertain and it may not be sustainable over the longer term. To date, the impact of COVID-19 on the demand environment for our software products has been limited. On the product supply side, we continue to experience various constraints in our supply chain due to the pandemic, including with respect to wafers and substrates. As a result, supply lead times are still extended and we continue to have difficulties in obtaining some necessary components and inputs in a timely manner. However, the disruptions in our outsourced assembly and test capacity that we experienced previously, as a result of COVID-19 related shutdowns, have now largely resolved.
We have also taken various actions to de-risk our business in light of the ongoing uncertainty. For example, we are largely building semiconductor products to order, instead of based on customer forecasts, and continue to reduce semiconductor inventory in our distribution channels. In addition, during the third fiscal quarter, we continued to strengthen our balance sheet, including closely managing working capital and refinancing and extending the maturities of many of our debt instruments.
Overall, in light of the changing nature and continuing uncertainty around the COVID-19 pandemic, our ability to predict the impact of COVID-19 on our business in future periods remains limited. The effects of the pandemic on our business are unlikely to be fully realized, or reflected in our financial results, until future periods.
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
Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual financial results may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgements by management. Those policies include revenue recognition, business combinations, valuation of long-lived assets, intangible assets and goodwill, inventory valuation, income taxes, retirement and post-retirement benefit plan assumptions, stock-based compensation, and employee bonus programs.
There were no significant changes in our critical accounting policies during the three fiscal quarters ended August 2, 2020 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2019 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter and Three Fiscal Quarters Ended August 2, 2020 Compared to Fiscal Quarter and Three Fiscal Quarters Ended August 4, 2019
The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019

	(In millions)		(As a percentage of total net revenue)
Statements of Operations Data:
Net revenue:
Products	$4,125	$4,413	71%	80%
Subscriptions and services	1,696	1,102	29	20
Total net revenue	5,821	5,515	100	100
Cost of revenue:
Cost of products sold	1,383	1,519	24	28
Cost of subscriptions and services	154	132	3	2
Amortization of acquisition-related intangible assets	953	828	16	15
Restructuring charges	15	2	—	—
Total cost of revenue	2,505	2,481	43	45
Gross margin	3,316	3,034	57	55
Research and development	1,228	1,235	21	22
Selling, general and administrative	428	410	8	7
Amortization of acquisition-related intangible assets	600	475	10	9
Restructuring, impairment and disposal charges	52	49	1	1
Total operating expenses	2,308	2,169	40	39
Operating income	$1,008	$865	17%	16%

	Three Fiscal Quarters Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019

	(In millions)		(As a percentage of total net revenue)
Statements of Operations Data:
Net revenue:
Products	$12,582	$13,470	72%	80%
Subscriptions and services	4,839	3,351	28	20
Total net revenue	17,421	16,821	100	100
Cost of revenue:
Cost of products sold	4,290	4,530	25	27
Cost of subscriptions and services	475	405	3	2
Amortization of acquisition-related intangible assets	2,857	2,487	16	15
Restructuring charges	30	68	—	1
Total cost of revenue	7,652	7,490	44	45
Gross margin	9,769	9,331	56	55
Research and development	3,786	3,519	22	21
Selling, general and administrative	1,530	1,300	9	8
Amortization of acquisition-related intangible assets	1,802	1,424	10	8
Restructuring, impairment and disposal charges	163	698	1	4
Total operating expenses	7,281	6,941	42	41
Operating income	$2,488	$2,390	14%	14%
Net Revenue
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. No customer accounted for 10% or more of our net revenue for the fiscal quarter ended August 2, 2020. Direct sales to WT Microelectronics, a distributor, accounted for 12% of our net revenue for the three fiscal quarters ended August 2, 2020, and 16% and 15% of our net revenue for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 25% and 30% of our net revenue for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively, and approximately 35% of our net revenue for each of the fiscal quarter and three fiscal quarters ended August 4, 2019. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 10% and 15% of our net revenue for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively, and approximately 20% of our net revenue for each of the fiscal quarter and three fiscal quarters ended August 4, 2019. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Net Revenue by Segment	August 2, 2020	August 4, 2019	$ Change	% Change	August 2, 2020	August 4, 2019	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$4,219	$4,375	$(156)	(4)%	$12,437	$12,865	$(428)	(3)%
Infrastructure software	1,602	1,140	462	41%	4,984	3,956	1,028	26%
Total net revenue	$5,821	$5,515	$306	6%	$17,421	$16,821	$600	4%

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
% of Net Revenue by Segment	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019

Semiconductor solutions	72%	79%	71%	76%
Infrastructure software	28	21	29	24
Total net revenue	100%	100%	100%	100%
Fiscal quarter ended August 2, 2020 compared to corresponding prior year period. Net revenue from our semiconductor solutions segment decreased primarily due to delays in the production ramp of a new mobile handset by a major customer, which resulted in lower shipments in the fiscal quarter ended August 2, 2020. This decrease was partially offset by higher demand for our networking products. Net revenue from our infrastructure software segment increased primarily due to contributions from our Symantec enterprise security solutions and higher demand for our mainframe and enterprise software solutions.
Three fiscal quarters ended August 2, 2020 compared to corresponding prior year period. Net revenue from our semiconductor solutions segment decreased primarily due to delays in the production ramp of a new mobile handset by a major customer, which resulted in lower shipments, as well as lower demand for our broadband products. These decreases were partially offset by higher demand for our storage products. Net revenue from our infrastructure software segment increased primarily due to contributions from our Symantec enterprise security solutions, as well as an increase in demand for our mainframe and enterprise software solutions, partially offset by lower demand for our FC SAN products.
Gross Margin
Gross margin was $3,316 million for the fiscal quarter ended August 2, 2020 compared to $3,034 million for the fiscal quarter ended August 4, 2019 and was $9,769 million for the three fiscal quarters ended August 2, 2020 compared to $9,331 million for the three fiscal quarters ended August 4, 2019. As a percentage of net revenue, gross margin was 57% and 55% of net revenue for the fiscal quarters ended August 2, 2020 and August 4, 2019, respectively, and 56% and 55% of net revenue for the three fiscal quarters ended August 2, 2020 and August 4, 2019, respectively.
The increases in gross margin were primarily due to contributions from our Symantec enterprise security solutions, as well as favorable product mix in our semiconductor solutions products, compared to the corresponding prior fiscal year periods.
Research and Development Expense
Research and development expense decreased $7 million, or 1%, and increased $267 million, or 8% for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively, compared to the prior year fiscal periods. The decrease for the fiscal quarter ended August 2, 2020 was due primarily to lower stock-based compensation expense, partially offset by an increase due to the Symantec Asset Purchase. The increase for the three fiscal quarters ended August 2, 2020 was primarily due to the Symantec Asset Purchase, partially offset by lower stock-based compensation expense. The decreases in stock-based compensation expense were primarily due to the full vesting of certain equity awards, as well as a one-time impact of the change from annual to quarterly vesting of certain equity awards included in the prior year fiscal periods. Additionally, the decrease for the three fiscal quarters ended August 2, 2020 was partially offset by the recognition of three full quarters of expense for the multi-year equity grants of restricted stock units issued during the first quarter of fiscal year 2019.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $18 million, or 4%, and $230 million, or 18%, for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively, compared to the prior year fiscal periods. The increases were primarily due to the Symantec Asset Purchase and associated acquisition-related costs and litigation settlements, partially offset by decreases in stock-based compensation expense and benefits from restructuring actions that we initiated following the acquisition of CA, Inc. (“CA Merger”). The decreases in stock-based compensation expense were primarily due to the full vesting of certain equity awards, including equity awards assumed from the CA Merger. The decrease in stock-based compensation expense for the fiscal quarter ended August 2, 2020 was also due to a one-time impact of the change from annual to quarterly vesting of certain equity awards included in the prior year fiscal period.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses increased $125 million and $378 million for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively, compared to the prior year fiscal periods. The increases were primarily due to intangible assets acquired in the Symantec Asset Purchase.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses increased $3 million and decreased $535 million for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively, compared to the prior year fiscal periods. The increase for the fiscal quarter ended August 2, 2020 was primarily due to employee termination costs resulting from the Symantec Asset Purchase. The decrease for the three fiscal quarters ended August 2, 2020 was primarily due to higher employee termination costs, as well as lease and other exit costs, resulting from the CA Merger in the prior year fiscal period.
Segment Operating Results

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Operating Income by Segment	August 2, 2020	August 4, 2019	$ Change	% Change	August 2, 2020	August 4, 2019	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$2,045	$2,081	$(36)	(2)%	$5,864	$6,012	$(148)	(2)%
Infrastructure software	1,136	829	307	37%	3,432	2,899	533	18%
Unallocated expenses	(2,173)	(2,045)	(128)	6%	(6,808)	(6,521)	(287)	4%
Total operating income	$1,008	$865	$143	17%	$2,488	$2,390	$98	4%
Fiscal quarter ended August 2, 2020 compared to corresponding prior year period. Operating income from our semiconductor solutions segment decreased primarily due to delays in the production ramp of a new mobile handset by a major customer, which resulted in lower shipments. This decrease was partially offset by higher demand for our networking products. Operating income from our infrastructure software segment increased primarily due to contributions from our Symantec enterprise security solutions.
Three fiscal quarters ended August 2, 2020 compared to corresponding prior year period. Operating income from our semiconductor solutions segment decreased primarily due to less favorable product mix for certain networking products, delays in the production ramp of a new mobile handset by a major customer, which resulted in lower shipments, and a decrease in demand for our broadband products. These decreases were partially offset by higher demand for our storage products. Operating income from our infrastructure software segment increased primarily due to contributions from our Symantec enterprise security solutions, partially offset by lower demand for our FC SAN products.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; acquisition-related costs; restructuring, impairment and disposal charges; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 6% and 4% for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher amortization of acquisition-related intangible assets and acquisition-related costs, partially offset by lower stock-based compensation expense. Additionally, for the three fiscal quarters ended August 2, 2020, the increase in unallocated expenses was partially offset by lower restructuring, impairment and disposal charges.
Non-Operating Income and Expenses
Interest expense. Interest expense was $464 million and $1,357 million for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively, and $362 million and $1,083 million for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively. The increases were primarily due to interest on the debt we incurred to finance the Symantec Asset Purchase, as well as losses on extinguishment of debt related to the repayment of certain term loans in the fiscal quarter ended August 2, 2020. Additionally, for the three fiscal quarters ended August 2, 2020, we incurred losses on extinguishment of debt related to the repurchase of certain senior notes.

Other income, net. Other income, net includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net was $49 million and $175 million for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively, as compared to $41 million and $172 million for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively. The increases were primarily due to a $23 million gain on sale of business, partially offset by decreases in interest income. Other income, net for the three fiscal quarters ended August 2, 2020 also included a $116 million one-time gain from the lapse of a tax indemnification arrangement, partially offset by a decrease in gains on investments and foreign currency remeasurement.
Benefit from income taxes. The benefit from income taxes was $96 million and $331 million for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively, and $171 million and $410 million for the fiscal quarter and three fiscal quarters ended August 4, 2019, respectively. The benefit from income taxes for the fiscal quarter and three fiscal quarters ended August 2, 2020 was primarily due to the jurisdictional mix of income and expense, the remeasurement of certain foreign deferred tax assets and liabilities, and excess tax benefits from stock-based awards that vested or were exercised during the periods.
The benefit from income taxes for the fiscal quarter and three fiscal quarters ended August 4, 2019 was primarily due to the remeasurement of certain foreign deferred tax assets and liabilities, internal reorganizations and excess tax benefits from stock-based awards that vested or were exercised during the period. Additionally, the benefit from income taxes for the three fiscal quarters ended August 4, 2019 included the recognition of gross uncertain tax benefits as a result of audit settlements and lapses of statutes of limitations, and the partial release of our valuation allowance as a result of the CA Merger, partially offset by a change in estimate of our fiscal year 2018 provision resulting from regulations issued related to the U.S. Tax Cuts and Jobs Act (the “2017 Tax Reform Act”).
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of August 2, 2020 consisted of: (i) $8,857 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $5 billion unsecured revolving credit facility (the “Revolving Facility”). In addition, we may also generate cash from the sale of assets and debt or equity financing from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $44,498 million of outstanding indebtedness and (vi) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
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
Working Capital
Working capital increased to $6,979 million at August 2, 2020 from $3,018 million at November 3, 2019. The increase was primarily attributable to the following:

•Cash and cash equivalents increased to $8,857 million at August 2, 2020 from $5,055 million at November 3, 2019, primarily due to $27,802 million in proceeds from long-term borrowings and $8,713 million in net cash provided by operating activities. These increases were partially offset by $17,099 million of debt repayments, $10,700 million paid for the Symantec Asset Purchase and $4,139 million of dividend payments.
•Inventory increased to $1,081 million at August 2, 2020 from $874 million at November 3, 2019, primarily due to timing of customer product ramps.
•Other current assets increased to $1,059 million at August 2, 2020 from $729 million at November 3, 2019, primarily due to increases in prepaid taxes and short-term investments.
•Current portion of long-term debt decreased to $822 million at August 2, 2020 from $2,787 million at November 3, 2019 primarily due to repayment of certain debt, partially offset by additional amounts coming due within twelve months.
These increases in working capital were offset in part by the following:
•Accounts receivable decreased to $2,684 million at August 4, 2019 from $3,259 million at November 3, 2019, primarily due to revenue linearity and $552 million of additional receivables sold through factoring arrangements.
•Accounts payable increased to $1,092 million at August 2, 2020 from $855 million at November 3, 2019, primarily due to timing of vendor payments.
•Other current liabilities increased to $4,056 million at August 2, 2020 from $2,616 million at November 3, 2019, primarily due to increases in contract liabilities, interest payable, lease liabilities resulting from the adoption of Accounting Standard Codification Topic 842, and taxes payable, partially offset by repayments of notional pooling liabilities.
        Working capital decreased to $2,616 million at August 4, 2019 from $6,769 million at November 4, 2018. The decrease was attributable to the following:
•Current portion of long-term debt increased by $3,537 million due to certain debt instruments becoming due within twelve months.
•Other current liabilities increased to $3,174 million at August 4, 2019 from $812 million at November 4, 2018, primarily due to liabilities assumed in the CA Merger and increases in contract liabilities from adoption of Accounting Standard Codification Topic 606 (“Topic 606”), notional pooling liabilities, restructuring reserves, and interest payable.
•Accounts payable increased to $996 million at August 4, 2019 from $811 million at November 4, 2018, primarily due to timing of vendor payments and increases due to the CA Merger.
•Inventory decreased to $1,091 million at August 4, 2019 from $1,124 million at November 4, 2018, primarily due to consumption to support customer shipments.
        These decreases in working capital were offset in part by the following:
•Cash and cash equivalents increased to $5,462 million at August 4, 2019 from $4,292 million at November 4, 2018, primarily due to $30,138 million in proceeds from borrowings, $7,218 million in net cash provided by operating activities and $957 million in proceeds from the sale of Veracode, Inc., a wholly-owned subsidiary acquired in the CA Merger, partially offset by $16,027 million paid for the CA Merger, $12 billion of debt repayments, $5,002 million of common stock repurchases and $3,181 million of dividend payments.
•Other current assets increased to $806 million at August 4, 2019 from $366 million at November 4, 2018, primarily due to assets acquired in the CA Merger and increases in contract assets from adoption of Topic 606 and prepaid taxes.
•Accounts receivable increased to $3,539 million at August 4, 2019 from $3,325 million at November 4, 2018, primarily due to revenue linearity and an increase due to the CA Merger, partially offset by $375 million of receivables sold through factoring arrangements.
•Employee compensation and benefits decreased to $575 million at August 4, 2019 from $715 million at November 4, 2018, primarily due to timing of employee bonus plan payments, partially offset by increases attributable to the CA Merger.

Capital Returns

	Three Fiscal Quarters Ended
	August 2, 2020	August 4, 2019

	(In millions, except per share data)
Dividends per share to common stockholders	$9.75	$7.95
Dividends to common stockholders	$3,915	$3,181
Dividends per share to preferred stockholders	$60.00	$—
Dividends to preferred stockholders	$224	$—
Stock repurchases	$—	$5,002
In addition, during the three fiscal quarters ended August 2, 2020 and August 4, 2019, we paid approximately $580 million and $818 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 2 million and 3 million shares of common stock from employees in connection with such net share settlements during the three fiscal quarters ended August 2, 2020 and August 4, 2019, respectively.
Cash Flows

	Three Fiscal Quarters Ended
	August 2, 2020	August 4, 2019

	(In millions)
Net cash provided by operating activities	$8,713	$7,218
Net cash used in investing activities	(11,009)	(15,334)
Net cash provided by financing activities	6,098	9,286
Net change in cash and cash equivalents	$3,802	$1,170
Operating Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $1,495 million increase in cash provided by operations during the three fiscal quarters ended August 2, 2020 compared to the prior year fiscal period was due to cash flows from net income adjusted for non-cash items and an increase in the net change in operating assets and liabilities as discussed in large part under Working Capital above.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions and capital expenditures and proceeds from sales of businesses. The $4,325 million decrease in cash used in investing activities during the three fiscal quarters ended August 2, 2020 compared to the prior year fiscal period was primarily related to a $5,161 million decrease in cash paid for acquisitions in the fiscal year 2020 period, offset in part by $739 million less in proceeds received from sales of businesses in the fiscal year 2020 period.
Financing Activities
Cash flows from financing activities primarily consisted of net proceeds and payments related to our long-term borrowings, dividend payments and stock repurchases. The $3,188 million decrease in cash provided by financing activities during the three fiscal quarters ended August 2, 2020 compared to the prior year fiscal period was primarily due to a $7,435 million decrease in net proceeds from borrowings as a result of debt repayments and a $958 million increase in dividend payments, partially offset by the absence of repurchases of common stock under our repurchase program, which ended in fiscal year 2019, as compared to $5,002 million of repurchases in the fiscal year 2019 period.
Indebtedness
See Note 8. “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information related to our indebtedness.
Summarized Obligor Group Financial Information
Pursuant to the indentures dated May 21, 2020, May 8, 2020, April 9, 2020, and April 5, 2019 (collectively, the “2020 and 2019 Indentures”), Broadcom issued $3,917 million, $8,000 million, $4,500 million, and $11,000 million aggregate principal amount of notes, respectively (collectively, the “2020 and 2019 Senior Notes”). Substantially all of the 2020 and 2019 Senior Notes have been registered with the SEC in connection with an exchange offer that closed on August 10, 2020.

We may redeem all or a portion of our 2020 and 2019 Senior Notes at any time prior to their maturity, subject to a specified make-whole premium as set forth in the indentures governing the respective notes. In the event of a change of control triggering event, holders of our 2020 and 2019 Senior Notes will have the right to require us to purchase for cash, all or a portion of their respective notes at a redemption price of 101% of the aggregate principal amount plus accrued and unpaid interest. The 2020 and 2019 Indentures also contain covenants that restrict, among other things, the ability of Broadcom and its subsidiaries to incur certain secured debt and to consummate certain sale and leaseback transactions and restrict the ability of the Obligor Group, as defined below, to merge, consolidate or sell all or substantially all of their assets.
Broadcom Corporation (“BRCM”) and Broadcom Technologies Inc. (“BTI”), 100%-owned subsidiaries of Broadcom (Broadcom, BRCM and BTI collectively, the “Obligor Group”), fully and unconditionally guarantee, jointly and severally, on an unsecured, unsubordinated basis, the 2020 and 2019 Senior Notes. The guarantee by BRCM and BTI will be automatically and unconditionally released upon the sale, exchange, disposition or other transfer of all or substantially all of the assets of such guarantor if any of these events occurs in compliance with the respective indentures. The guarantee by BRCM and BTI will also be automatically and unconditionally released if at any time the aggregate principal amount of indebtedness issued, borrowed or guaranteed by BRCM and BTI constitutes no more than 20% of the aggregate principal amount of indebtedness for borrowed money of Broadcom and its subsidiaries on a consolidated basis.
Pursuant to indentures dated January 19, 2017 and October 17, 2017 (collectively, the “2017 Indentures”), BRCM and Broadcom Cayman Finance Limited (“Cayman Finance,” a 100%-owned subsidiary of Broadcom, together with BRCM, the “2017 Senior Notes Co-Issuers”) issued $13,550 million and $4,000 million aggregate principal amount of notes, respectively (collectively, the “2017 Senior Notes”). Substantially all of the 2017 Senior Notes have been registered with the SEC.
We may redeem all or a portion of our 2017 Senior Notes at any time prior to their maturity, subject to a specified make-whole premium as set forth in the 2017 Indentures. In the event of a change of control triggering event, holders of our 2017 Senior Notes will have the right to require us to purchase for cash, all or a portion of their 2017 Senior Notes at a redemption price of 101% of the aggregate principal amount plus accrued and unpaid interest. The 2017 Indentures also contain covenants that restrict, among other things, the ability of Broadcom and its subsidiaries to incur certain secured debt and to consummate certain sale and leaseback transactions and restrict the ability of Broadcom and the 2017 Senior Notes Co-Issuers to merge, consolidate or sell all or substantially all of their assets.
Broadcom and BTI fully and unconditionally guarantee, jointly and severally, on an unsecured, unsubordinated basis, the 2017 Senior Notes. Because the guarantees are not secured, they are effectively subordinated to any existing and future secured indebtedness of the guarantors to the extent of the value of the collateral securing that indebtedness. The guarantee by Broadcom and BTI will be automatically and unconditionally released upon the sale, exchange, disposition or other transfer of all or substantially all of the assets of such guarantor if any of these events occurs in compliance with the 2017 Indentures. The guarantee by Broadcom (1) will also be automatically and unconditionally released at such time as: (A) the 2017 Senior Notes Co-Issuers, in their sole discretion, determine that such guarantee is no longer required by Rule 3-10(a), as applicable, of Regulation S-X to except the 2017 Senior Notes Co-Issuers’ financial statements from being required to be filed pursuant to Rule 3-10(a) of Regulation S-X or otherwise facilitate a reduction in its financial reporting obligations or (B) either of the 2017 Senior Notes Co-Issuers becomes subject to Section 13 or 15(d) of the Exchange Act and (2) may, at the election of the 2017 Senior Notes Co-Issuers, be unconditionally released at such time as Broadcom is eligible to suspend its reporting obligation under the Exchange Act.
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

Summarized Balance Sheets	August 2, 2020	November 3, 2019

	(In millions)
ASSETS
Current assets:
Amount due from Non-Obligor Group	$2,123	$1,617
Other current assets	5,287	1,082
Total current assets	$7,410	$2,699
Long-term assets:
Amount due from Non-Obligor Group, long-term	$8,220	$—
Goodwill	1,360	1,360
Other long-term assets	1,251	955
Total long-term assets	$10,831	$2,315
LIABILITIES
Current liabilities:
Amount due to Non-Obligor Group	$6,106	$9,223
Current portion of long-term debt	807	2,750
Other current liabilities	313	452
Total current liabilities	$7,226	$12,425
Long-term liabilities:
Amount due to Non-Obligor Group, long-term	$932	$932
Long-term debt	42,274	28,171
Other long-term liabilities	2,511	2,108
Total long-term liabilities	$45,717	$31,211

Three Fiscal Quarters Ended
Summarized Statement of Operations	August 2, 2020

(In millions)
Intercompany revenue with Non-Obligor Group	$1,268
Gross margin	$1,154
Loss from continuing operations (a)	$(1,349)
Net loss	$(1,349)
_________________________________
(a) Included $486 million of net income from the Non-Obligor Group related to intercompany transactions.
Contractual Commitments
See Note 12. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at August 2, 2020 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
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
Interest Rate Risk
As of August 2, 2020, we had $8.9 billion of outstanding term loans, which are subject to floating interest rates. A 1% change in the interest rate would affect interest expense on our term loans by approximately $90 million over the next 12 months.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of August 2, 2020. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of August 2, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.
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
Risks Related to Our Business
The ongoing COVID-19 pandemic has, and will likely continue to, negatively impact the global economy and disrupt normal business activity, which may have an adverse effect on our results of operations.
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
In particular, we are, and expect to continue, experiencing some disruption to parts of our global semiconductor supply chain, with suppliers increasing lead times or placing products on allocation. As a result, our ability to procure necessary components and inputs in a timely fashion, such as wafers and substrates, has been negatively affected in some cases. In addition, our primary warehouse and a number of our key suppliers, particularly assembly and test service providers, are in Malaysia. While our Malaysia warehouse has remained fully operational throughout the pandemic, pursuant to a critical industry exemption, many of the facilities of our key suppliers and other service providers in Malaysia and elsewhere were shut down or operated at reduced capacity for extended periods. This resulted in significant logistical challenges and product delays, which could recur in the event of any future closures of, or periods of reduced operations at, our warehouse or the facilities of our suppliers and providers. Any similar disruption at our Fort Collins, Colorado manufacturing facility would severely impact our ability to manufacture our film bulk acoustic resonator (“FBAR”) products and adversely affect our wireless business. In addition, reductions in commercial airline and cargo flights, increased border controls and closures, disruptions to ports and other shipping infrastructure resulting from the pandemic have increased transport times to deliver materials and components to our facilities and to transfer our products to our key suppliers, and may also affect our ability to timely ship our products to customers. As a result of these supply chain disruptions, we have increased customer order lead times and also have had to place some products on allocation. We are also largely building semiconductor products to order, instead of based on customer forecasts, in light of the ongoing uncertainty. This may limit our ability to fulfill orders with short lead times and means that we may be unable to satisfy all of the demand for our products, which may adversely affect our relationships with our customers.
In response to governmental directives and recommended safety measures, we modified our workplace practices globally, which has resulted in many of our employees working remotely for extended periods of time, earlier this year. While we are currently implementing a phased-in return of employees to many of our facilities, if the spread of COVID-19 worsens significantly, we may need to further limit onsite operations or otherwise modify our business practices in a manner that may adversely impact our business. Working remotely for extended periods may reduce our employees’ efficiency and productivity, which may cause product development delays, hamper new product innovation and have other unforeseen adverse effects on our business. In addition, if a significant number of our employees, or employees and third parties performing key functions, including our CEO and members of our board of directors, become ill, our business may be further adversely impacted. While we have implemented personal safety measures at all of our facilities where our employees are working onsite, any actions we take with respect to our workforce may not be sufficient to mitigate the risk of infection by COVID-19 and could result in a significant number of COVID-19-related claims. Changes to state workers’ compensation laws, as recently occurred in California, may increase our potential liability for such claims.
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
We are dependent on a small number of end customers, original equipment manufacturers (“OEMs”), their respective CMs, and certain distributors for a majority of our business, revenue and results of operations. For the three fiscal quarters ended August 2, 2020, sales to distributors accounted for 42% of our net revenue. Direct sales to WT Microelectronics accounted for 12% of our net revenue for the three fiscal quarters ended August 2, 2020. We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 30% for the three fiscal quarters ended August 2, 2020. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 15% of our net revenue for the three fiscal quarters ended August 2, 2020. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
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
We utilize Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) to produce the substantial majority of our semiconductor wafers. TSMC manufactured approximately 86% of the wafers manufactured by our CMs during the three fiscal quarters ended August 2, 2020. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could harm our business, results of operations and gross margin. For example, Huawei Technologies Co. Ltd. (“Huawei”), as well as many of its suppliers, have significantly increased their wafer orders from TSMC due to certain U.S. export restrictions on sales to Huawei. This is causing some dislocations in the semiconductor supply chain and may result in reduced or untimely wafer deliveries to us.
Any substantial disruption in TSMC’s supply of wafers to us, or in the other contract manufacturing services that we utilize, as a result of a natural disaster, political unrest, military conflict, geopolitical turmoil, trade tensions, medical epidemics, such as the COVID-19 pandemic, climate change, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.
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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our semiconductor materials, components and finished goods used in our products from a few materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. During the three fiscal quarters ended August 2, 2020, we purchased approximately two-thirds of the materials for our manufacturing processes from six materials providers. Substantially all of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our materials providers. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints or other factors and could lead to interruption of supply or increased demand in the industry. For example, due to the COVID-19 pandemic, we have experienced some supply constraints, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of August 2, 2020, approximately 50% of our employees are located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
Our business is subject to various international laws and other legal requirements, including packaging, product content, labor and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders, and many of our semiconductor products are regulated or sold into regulated industries. These laws, regulations and orders are complex, may change frequently and with limited notice, have generally become more stringent over time and have intensified under the current U.S. administration, especially in light of ongoing trade tensions with China. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. For example, Huawei, one of our customers, is subject to certain U.S. export restrictions, which will require us to suspend sales to Huawei unless we first obtain licenses from the U.S. Department of Commerce, which we may be unable to obtain in a timely manner or at all. The U.S. government may also add additional Chinese companies to its restricted entity list and add additional technologies to its list of prohibited exports to China, all of which have and will adversely affect our ability to sell our products and our revenue. These restrictive governmental actions, any similar measures that may be imposed on U.S. companies by the Chinese or other governments will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products, and adversely affect our business and results of operations.
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
Our products and operations are also subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies, such as the U.S. Federal Trade Commission (“FTC”). If we fail to adequately address any of these rules or regulations, our business could be harmed.
We are subject to risks associated with our distributors and other channel partners, including product inventory levels and product sell-through.
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 42% of our net revenue in the three fiscal quarters ended August 2, 2020 and are subject to a number of risks, including:
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
One of our significant distributors, Tech Data Corporation, was recently acquired by a private equity firm. This may result in a change in their operations, business focus and financial capacity, which could adversely affect our relationship with, and ability to sell products to, them.

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
Any acquisitions we may undertake and their integration involve risks and uncertainties, such as:
•unexpected delays, challenges and related expenses, and disruption of our business;
•diversion of management’s attention from daily operations and the pursuit of other opportunities;
•incurring significant restructuring charges and amortization expense, assuming liabilities (some of which may be unexpected) and ongoing or new lawsuits related to the transaction or otherwise, potential impairment of acquired goodwill and other intangible assets, and increasing our expenses and working capital requirements;
•the potential for deficiencies in internal controls at the acquired business, as well as implementing our own management information systems, operating systems and internal controls for the acquired operations;
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
•dilution of stock ownership of existing stockholders
•difficulties integrating the acquired business or company and in managing and retaining acquired employees, vendors and customers; and

•inaccuracies in our original estimates and assumptions used to assess a transaction, which may result in us not realizing the expected financial or strategic benefits of any such transaction.
In addition, regulatory approvals required in connection with an acquisition, such as those from the U.S. Department of Justice, the FTC, the European Commission Directorate-General for Competition or, where applicable, the China State Administration for Market Regulation, may take longer than anticipated to obtain, may not be obtained at all or may contain materially burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits of the transaction to us.
From time to time, we may also seek to divest or wind down portions of our business, either acquired or otherwise, or we may exit minority investments, any of which could materially affect our cash flows and results of operations. Any future dispositions we may make could involve risks and uncertainties, including our ability to sell such businesses on terms acceptable to us, or at all, disruption to other parts of our business, potential loss of employees or customers, or exposure to unanticipated liabilities or ongoing obligations to us following any such dispositions. In addition, dispositions may include the transfer of technology and/or the licensing of certain IP rights to third-party purchasers, which could limit our ability to utilize such IP rights or assert these rights against such third-party purchasers or other third parties.
We may be involved in legal proceedings, including IP, anti-competition and securities litigation, employee-related claims and regulatory investigations, which could, among other things, divert efforts of management and result in significant expense and loss of our IP rights.
We are often involved in legal proceedings, including cases involving our IP rights and those of others, anti-competition and commercial matters, acquisition-related suits, securities class action suits, employee-related claims and other actions. Some of these actions may seek injunctive relief, including injunctions or exclusion orders against the sale of our products and substantial monetary damages, which if granted or awarded could materially harm our business, financial condition and results of operations. From time to time, we may also be involved or required to participate in regulatory investigations or inquiries, such as the ongoing investigations by the FTC and the European Commission into certain of our contracting practices, which may evolve into legal or other administrative proceedings. Growing public concern over concentration of economic power in corporations is likely to result in increased anti-competition enforcement activity. Litigation or settlement of such actions, regardless of their merit, or involvement in regulatory investigations or inquiries, can be complex, can extend for a protracted period of time, can divert the efforts and attention of our management and technical personnel, and is frequently costly, with the related expenditures unpredictable. An unfavorable resolution of a governmental investigation may include, among others, fines or other orders to disgorge profits or make other payments, and/or the issuance of orders to cease certain conduct and/or modify our contracting practices, any or all of which could materially adversely affect our reputation and our business, financial condition and results of operations.
The industries in which we operate are characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights, including actions by patent-holding companies that do not make or sell products. From time to time, third parties assert against us and our customers and distributors their patent, copyright, trademark, trade secret and other IP rights to technologies that are important to our business. For example, in August 2020 judgement was entered against Broadcom and Apple for infringement of certain patents pursuant to which California Institute of Technology was awarded past damages of $270.2 million from Broadcom and $837.8 million from Apple (plus, in each case, interest thereon from the date of the judgement), for which Apple is seeking indemnification from Broadcom. Although we plan to appeal this judgement, there are no assurances that we will be successful. In addition, such third parties may also seek the enhancement of damages by up to as much as three times by claiming the infringement is willful.
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
•utilization of our internal manufacturing facilities and fluctuations in manufacturing yields at those facilities, particularly during the initial stages of a product roll out or upgrade;
•availability and cost of raw materials and components from our suppliers;
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
During the COVID-19 pandemic, we have moved largely to a build to order model and have extended customer lead times substantially in light of the global economic uncertainty and ongoing supply chain challenges. However, more typically, to ensure the availability of our semiconductor products, particularly for our largest customers, we start manufacturing our relevant products based on our customers’ forecasts, which are not binding. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may never materialize or that may be substantially lower than expected. If actual demand for our products is lower than forecast, we may also experience higher inventory carrying and operating costs and product obsolescence. Because certain of our sales, research and development, and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may also decrease our gross margin and operating income.
Conversely, customers often require rapid increases in production on short notice. We may be unable to secure sufficient materials or contract manufacturing or test capacity to meet such increases in demand. This could damage our customer relationships, reduce revenue growth and margins, subject us to additional liabilities, harm our reputation, and prevent us from taking advantage of opportunities.
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
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal fabrication facilities for products utilizing our innovative and proprietary processes, in order to protect our IP, to accelerate time to market of our products and to ensure supply of certain components. Our Fort Collins and Breinigsville facilities are the sole sources for the FBAR components used in many of our wireless devices and for the indium phosphide-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our CMs and suppliers, are located in California and the Pacific Rim region, which has above average seismic activity and severe weather activity. In addition, our research and development personnel are primarily concentrated in Canada, China, Czech Republic, India, Israel, Singapore, South Korea, United Kingdom, California and Colorado, with the expertise of the personnel at each such location tending to be focused on one or two specific areas, and our primary warehouse is in Malaysia.
A prolonged disruption at or shut-down of one or more of our manufacturing facilities or warehouses for any reason, especially our Colorado, Singapore, Malaysia and Pennsylvania facilities, or those of our CMs or suppliers, due to natural- or man-made disasters or other events outside of our control, such as equipment malfunction or widespread outbreaks of acute illness, including COVID-19, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. Any such event would likely disrupt our operations, delay production, shipments and revenue, result in us being unable to timely satisfy customer demand, expose us to claims by our customers, result in significant expense to repair or replace our affected facilities, and, in some instances, could significantly curtail our research and development efforts in a particular product area or target market. As a result, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could materially and adversely affect our business. Although we purchase insurance to mitigate certain losses, such insurance often carries a high deductible amount and any uninsured losses could negatively affect our operating results. In addition, even if we were able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
We may be unable to maintain appropriate manufacturing capacity or product yields at our own manufacturing facilities, which could adversely affect our relationships with our customers, and our business, financial condition and results of operations.
We must maintain appropriate capacity and product yields at our own manufacturing facilities to meet anticipated customer demand for our proprietary products. From time to time, this requires us to invest in expansion or improvements of those facilities, which often involves substantial cost and other risks, such as delays in completion. Such expanded manufacturing capacity may still be insufficient, or may not come online soon enough, to meet customer demand and we may have to put customers on product allocation, forgo sales or lose customers as a result. Conversely, if we overestimate customer demand, we would experience excess capacity and fixed costs at these facilities, all of which could adversely affect our results of operations. Similarly, unexpected reduced product yields, due to design or manufacturing issues or otherwise, may involve significant time and cost to remedy and cause delays in our ability to supply product to our customers, all of which could cause us to forgo sales, incur liabilities to or lose customers, and harm our results of operations.
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
We collect, use and store (collectively, “process”) a high volume, variety and velocity of certain personal information in connection with the operation of our business. This creates various levels of privacy risks across different parts of our business, depending on the type of personal information and the purpose of their processing. The personal information we process is subject to an increasing number of federal, state, local, and foreign laws regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us to comply with such obligations may result in governmental enforcement actions, fines or litigation and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
Privacy legislation, enforcement and policy activity in this area are expanding rapidly in many jurisdictions and creating a complex regulatory compliance environment. The cost of complying with and implementing these privacy-related and data protection measures could be significant as they may create additional burdensome security, business process, business record or data localization requirements. In addition, even our inadvertent failure or perceived failure to comply with federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, and substantial fines and damages. The theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims.
To ensure that its products are continually enhanced to protect against constantly evolving, increasingly sophisticated and wide-spread cyber-threats, NortonLifeLock Inc. relied on threat intelligence gathered from both its consumer business and the Symantec Business. We and NortonLifeLock Inc. continue using threat intelligence relating to the Symantec Business and the NortonLifeLock Inc. consumer business, respectively.
We are subject to environmental, health and safety laws, which could increase our costs, restrict our operations and require expenditures that could have a material adverse effect on our results of operations and financial condition.
We are subject to a variety of international laws and regulations relating to the use, disposal, clean-up of and human exposure to, hazardous materials. Compliance with environmental, health and safety requirements could, among other things, require us to modify our manufacturing processes, restrict our ability to expand our facilities, or require us to acquire pollution control equipment, all of which can be very costly. Any failure by us to comply with such requirements could result in the limitation or suspension of the manufacture of our products and could result in litigation against us and the payment of significant fines and damages by us in the event of a significant adverse judgement. In addition, complying with any cleanup or remediation obligations for which we are or become responsible could be costly and have a material adverse effect on our business, financial condition and results of operations.
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
Accidental or willful security breaches or other unauthorized access by third parties or our employees or contractors of our facilities, our information systems or the systems of our cloud-based or other service providers, or the existence of computer viruses or malware in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees. We have, from time to time, also been subject to, or attempts of, unauthorized network intrusions and malware on our own IT networks. As a result of the COVID-19 pandemic, remote access to our networks and systems has increased substantially. While we have taken steps to secure our networks and systems, we may be more vulnerable to a successful cyber-attack or information security incident while our workforce works remotely.
Certain of our software products are intended to manage and secure IT infrastructures and environments, and as a result, we expect these products to be ongoing targets of cybersecurity attacks. Open source code or other third-party software used in these products could also be targeted. Additionally, we use third-party data centers, including for part of our SaaS business, which may also be subject to hacking or accidental incidents. Although we continually seek to improve our countermeasures to prevent such incidents, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack or an accidental incident on us and our customers. Cybersecurity attacks could require significant expenditures of our capital and diversion of our resources. Additionally, efforts by malicious cyber actors or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. A successful cybersecurity attack involving our products and IT infrastructure could also negatively impact the market perception of their effectiveness.
Any theft, accidental loss or misuse of confidential, personally identifiable or proprietary information could disrupt our business and result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations (such as the General Data Protection Regulation), any of which could have a material adverse effect on our business, profitability and financial condition. Interruptions in our operations and services or disruptions to the functionality provided by our software, including the operation of our global civilian cyber intelligence threat network, could adversely impact our revenues or cause customers to cease doing business with us. In addition, our business would be harmed if any of the events of this nature caused our customers and potential customers to believe our services are unreliable. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Since the techniques used to obtain unauthorized access to systems or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates and judgements that we use in applying those standards in our accounting policies. New standards, changes to existing standards and changes in their interpretation, have required and, in the future, may require us to change our accounting policies and procedures, or implement new or enhance existing systems. For example, ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”) became effective for us starting with fiscal year 2019. In connection with our adoption of a policy that allows customers to terminate their CA and Symantec software contracts for convenience, we have established revenue recognition accounting policies and procedures under Topic 606 that we believe are appropriate how we conduct those businesses. While we believe our policies and procedures are reasonable and appropriate, they are based on methods, estimates and judgements that are subject to risks, uncertainties, assumptions and changes that could adversely affect our reported financial position and financial results.
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
Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being, and more may be, proposed or enacted in a number of jurisdictions. For example, the 2017 Tax Reform Act adopted broad U.S. corporate income tax reform, which among other things, reduced the U.S. corporate income tax rate, but imposed base-erosion prevention measures on earnings of non-U.S. subsidiaries of U.S. entities as well as the transition tax on mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations.
In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). As a result of the heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also result in the taxes we previously paid being subject to change. Further, governments in the countries in which we operate have passed, and may pass additional legislation intended to alleviate the economic burdens of COVID-19 and to fund economic recovery and growth, including various temporary tax incentives or relief and restricted tax measures, which could result in future tax increases. We cannot predict the extent to which the COVID-19 pandemic will impact our tax liabilities and are continuing to evaluate the impact of the new legislation to our financial statements.
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
Our operations are currently structured to benefit from the various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, our principal tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, provides that any qualifying income we earn in Singapore is subject to tax incentives or reduced rates of Singapore income tax. Absent these tax incentives, the corporate income tax rate that would otherwise apply to our Singapore taxable income would be 17%. These Singapore tax incentives are expected to expire in November 2025, subject to potential extensions, which we may or may not be able to obtain, and any subsequent changes in incentive scope or legislative developments. We also have a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028. The tax incentives and tax holiday that we have obtained are also subject to our compliance with various operating and other conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy in order to keep the incentive, which may not be as beneficial to us as the present structure or tax strategy, or we may elect to modify our operational structure that results in a decrease in the benefits of the incentive. Our tax incentives and tax holiday, before taking into consideration the effects of the 2017 Tax Reform Act and other indirect tax provisions, increased the benefit from income taxes by approximately $923 million in the aggregate and increased diluted net income per share by $2.20 for fiscal year 2019.
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
We are a multinational company subject to tax in various tax jurisdictions. Significant judgement is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes payable currently and on a deferred basis are based on our interpretations of applicable tax laws in the jurisdictions in which we are required to file tax returns.
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
•changes in tax laws and regulations, including in the U.S., changes to the taxation of earnings of foreign subsidiaries, taxation of U.S. income generated from foreign sources, the deductibility of expenses attributable to income and foreign tax credit rules;
•tax effects of increases in non-deductible employee compensation;
•changes in tax accounting rules or principles and in the valuation of deferred tax assets and liabilities;
•outcomes of income tax audits; and
•modifications, expiration, lapses or termination of tax credits or incentives.
We have adopted transfer pricing policies between our affiliated entities. Our policies call for the provision of services, the sale of products, the arrangement of financing and the grant of licenses from one affiliate to another at prices that we believe are negotiated on an arm’s length basis. Our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of comprehensive treaty-based protection, transfer pricing challenges by tax authorities could, if successful, result in adjustments for prior or future years. As a result of these adjustments, we could become subject to higher taxes and our earnings and results of operations would be adversely affected in any period in which such determination is made.
Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Significant judgement is required to determine the recognition and measurement of tax liabilities prescribed in the relevant accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, which, if resolved unfavorably, could adversely impact our provision for income taxes and our payment obligation with respect to any such taxes.
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
As of August 2, 2020, the aggregate indebtedness under our senior notes and term loans was $35,610 million and $8,888 million, respectively. We expect to maintain significant levels of indebtedness going forward.
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
As of June 30, 2020, we believe 11 of our 20 largest holders of common stock were active institutional investors who held approximately 33% of our outstanding shares of common stock in the aggregate, with Capital World Investors being our largest stockholder with approximately 10% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
During the fiscal quarter ended August 2, 2020, we paid approximately $192 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld less than 1 million shares of common stock from employees in connection with such net share settlement at an average price of $297.82 per share. These shares may be deemed to be “issuer purchases” of shares.
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
Date: September 11, 2020