Form 10-K
period 2020-11-01
Broadcom Inc.
filed 2020-12-18
CIK 1730168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 1, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Broadcom Inc.
Delaware	1320 Ridder Park Drive			001-38449	35-2617337
(State or Other Jurisdiction of Incorporation or Organization)	San Jose,	CA	95131-2313	(Commission File Number)	(I.R.S. Employer Identification No.)
	(408)	433-8000
(Exact Name of Registrant as Specified in Its Charter Address of Principal Executive Offices, Including Zip Code Registrant’s Telephone Number, Including Area Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates as of May 1, 2020, based upon the closing sale price of such shares on The Nasdaq Global Select Market on such date was approximately $101.8 billion.
As of November 27, 2020, there were 406,713,118 shares of our common stock outstanding.
Documents Incorporated by Reference
Information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K. The registrant intends to file its definitive Proxy Statement within 120 days after its fiscal year ended November 1, 2020.

1

BROADCOM INC.
2020 ANNUAL REPORT ON FORM 10-K

PART I
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 1: “Business,” Item 1A: “Risk Factors,” Item 3: “Legal Proceedings” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. These statements are indicated by words or phrases such as “anticipate,” “expect,” “estimate,” “seek,” “plan,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights; and the effects of seasonality on our business. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Material factors that could cause actual results to differ materially from our expectations are summarized and disclosed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Financial information and results of operations presented relate to (1) Broadcom Inc. for the periods after April 4, 2018 and (2) Broadcom Limited, our predecessor, for the period prior to April 4, 2018. Similarly, unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom Inc. and its consolidated subsidiaries after April 4, 2018 and, prior to that time, our predecessor. Our fiscal year ends on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. We refer to our fiscal years by the calendar year in which they end. For example, the fiscal year ended November 1, 2020 was a 52-week year.

ITEM 1.BUSINESS
Overview
Broadcom Inc. (“Broadcom”) is the successor to Broadcom Pte. Ltd. (formerly Broadcom Limited), a Singapore company, as a result of our redomiciliation to the United States on April 4, 2018. We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. Our over 50-year history of innovation dates back to our diverse origins from Hewlett-Packard Company, AT&T, LSI Corporation, Broadcom Corporation (“BRCM”), Brocade Communications Systems LLC (“Brocade”), CA, Inc. (“CA”) and Symantec Enterprise Security. Over the years, we have assembled a large team of semiconductor and software design engineers around the world. We maintain design, product and software development engineering resources at locations in the U.S., Asia, Europe and Israel, providing us with engineering expertise worldwide. We strategically focus our research and development resources to address niche opportunities in our target markets and leverage our extensive portfolio of U.S. and other patents, and other intellectual property (“IP”) to integrate multiple technologies and create system-on-chip (“SoC”) component and software solutions that target growth opportunities. We design products and software that deliver high-performance and provide mission-critical functionality.
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
Our infrastructure software solutions enable customers to plan, develop, automate, manage, and secure applications across mainframe, distributed, mobile, and cloud platforms. Many of the largest companies in the world, including most of the Fortune 500, and many government agencies rely on our software solutions to help manage and secure their on-premise and hybrid cloud environments. Our portfolio of mainframe and BizOps software solutions enables customers to leverage the benefits of agility, automation, insights and security in managing business processes and technology investments. Our Symantec cyber security solutions portfolio, include endpoint, network, information and identity security solutions. We also offer mission critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products.
Recent Developments
Acquisition of Symantec’s Enterprise Security Business
On November 4, 2019, we completed the purchase of certain assets and assumed certain liabilities of the Symantec Corporation Enterprise Security business (the “Symantec Business”) for $10.7 billion in cash, on a cash-free, debt-free basis. The addition of the Symantec Business significantly expanded our infrastructure software solutions as we continue to build one of the world’s leading infrastructure technology companies.
Segment Reporting
We updated our organizational structure during the fiscal year ended November 1, 2020 (“fiscal year 2020”), resulting in two reportable segments: semiconductor solutions and infrastructure software. Each segment represents a component for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in determining how to allocate resources and evaluate performance. The reportable segments are determined based on several factors including, but not limited to, customer base, homogeneity of products, technology, delivery channels and similar economic characteristics.
Our semiconductor solutions segment includes all of our semiconductor solution product lines, as well as our IP licensing. Our infrastructure software segment includes our mainframe, BizOps and cyber security software solutions, and our FC SAN business.
See discussion in the “Results of Operations” section included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13. “Segment Information” included in Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional segment information. For fiscal year 2020, net revenue included contributions from Symantec Business commencing on November 4, 2019, which are included in the infrastructure software segment. For fiscal year ended November 3, 2019 (“fiscal year 2019”), net revenue included contributions from CA commencing on November 5, 2018, which are included in the infrastructure software segment. For the fiscal year ended November 4, 2018 (“fiscal year 2018”), net revenue included contributions from Brocade commencing on November 17, 2017, which are primarily included in the infrastructure software segment.

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
Products and Markets
    Semiconductor Solutions
Semiconductors are made by imprinting a network of electronic components onto a semiconductor wafer. These devices are designed to perform various functions such as processing, amplifying and selectively filtering electronic signals, controlling electronic system functions and processing, and transmitting and storing data. Our digital and mixed signal products are based on silicon wafers with CMOS transistors offering fast switching speeds and low power consumption, which are both critical design factors for the markets we serve. We also offer analog products, which are based on III-V semiconductor materials that have higher electrical conductivity than silicon, and thus tend to have better performance characteristics in radio frequency (“RF”), and optoelectronic applications. III-V refers to elements from the 3rd and 5th groups in the periodic table of chemical elements. Examples of these materials used in our products are gallium arsenide (“GaAs”) and indium phosphide (“InP”).
We provide semiconductor solutions for managing the movement of data in data center, telecom, enterprise and embedded networking applications. We provide a broad variety of RF semiconductor devices, wireless connectivity solutions and custom touch controllers for the wireless market. We also provide semiconductor solutions for enabling the set-top box and broadband access applications and for enabling secure movement of digital data to and from host machines, such as servers, personal computers and storage systems, to the underlying storage devices, such as hard disk drives and solid-state drives.
Our product portfolio ranges from discrete devices to complex sub-systems that include multiple device types and may also incorporate firmware for interfacing between analog and digital systems. In some cases, our products include mechanical hardware that interfaces with optoelectronic or capacitive sensors. We focus on markets that require high quality and the technology leadership and integrated performance characteristic of our products. The table below presents our material semiconductor product families and their major end markets and applications during fiscal year 2020.

Major End Markets	Major Applications	Material Product Families
Broadband	• Set-top Box (“STB”) and Broadband Access	• STB SoCs
• Cable, digital subscriber line (“DSL”) and passive optical networking (“PON”) central office/consumer premise equipment (“CO/CPE”) SoCs
• Wireless local area network (“WLAN”) access point SoCs
Networking	• Data center, Telecom, Enterprise and Embedded Networking	• Ethernet switching and routing merchant silicon
• Embedded processors and controllers
• Serializer/Deserializer (“SerDes”), application specific integrated circuits (“ASICs”)
• Optical and copper, physical layer (“PHYs”)
• Fiber optic transmitter and receiver components
Wireless	• Mobile handsets	• RF front end modules (“FEMs”), filters, power amplifiers
• Wi-Fi, Bluetooth, global positioning system/global navigation satellite system (“GPS/GNSS”) SoCs
• Custom touch controllers
Storage	• Servers and storage systems	• Serial attached small computer system interface (“SAS”) and redundant array of independent disks (“RAID”) controllers and adapters
• Peripheral component interconnect express (“PCIe”) switches
• Fibre channel host bus adapters (“HBA”)
	• Hard disk drives (“HDD”); Solid-state drives (“SSD”)	• Read channel based SoCs; Custom flash controllers
• Preamplifiers
Industrial	• Power isolation, power conversion and renewable energy systems	• Optocouplers
	• Factory automation, in-car infotainment and renewable energy systems	• Industrial fiber optics
	• Motor controls and factory automation	• Motion control encoders and subsystems
	• Displays and lighting	• Light emitting diode (“LEDs”)

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
We also offer a family of GPS, assisted-GPS and GNSS semiconductor products, software and data services. These products are part of a broader location platform that leverages a broad range of communications technologies, including Wi-Fi, Bluetooth and GPS, to provide more accurate location and navigation capabilities.
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
HDD & SSD Products: We provide read channel-based SoCs and preamplifiers to HDD OEMs. These are the critical chips required to read, write and protect data. An HDD SoC is an integrated circuit that combines the functionality of a read channel, serial interface, memory and a hard disk controller in a small, high-performance, low-power and cost-effective package. Read channels convert analog signals that are generated by reading the stored data on the physical media into digital signals. In addition, we sell preamplifiers, which are used to amplify the initial signal to and from the drive disk heads so the signal can be processed by the read channel.
We also provide custom flash controllers to SSD OEMs. An SSD stores data in flash memory instead of on a hard disk, providing high speed access to the data. Flash controllers manage the underlying flash memory in SSDs, performing critical functions such as reading and writing data to and from the flash memory and performing error correction, wear leveling and bad block management.
Industrial End Markets: We also provide a broad variety of products for the general industrial and automotive markets. We offer optocouplers, which provide electrical insulation and signal isolation for signaling systems that are susceptible to electrical noise or interference. Optocouplers are used in a diverse set of applications, including industrial motors, automotive systems including those used in hybrid engines, power generation and distribution systems, switching power supplies, motion sensors, telecommunications equipment, computers and office equipment, plasma displays, and military electronics. We also provide industrial fiber optics, motion encoders and LED products.
Infrastructure Software
Our portfolio of mission critical software solutions enables customers to leverage the benefits of agility, automation, insights, resiliency and security in managing business processes and technology investments.
Broadcom mainframe software solutions, which consist of security and infrastructure management solutions, help enterprises embrace open tools and technologies, integrate their mainframe into their cloud infrastructures and speed software delivery with the next generation of cross-platform innovations. We combine advanced technology solutions with creative, value-add programs that help foster skills development, inform strategy and planning, and provide flexibility in licensing fees. This unique approach, rooted in a deep commitment to partnership with our customers, is designed to fuel our customers’ productivity, boost operational efficiency, advance enterprise security, and support our customers’ overall business success.

BizOps software solutions enable large global organizations to transform into digital businesses by providing an end-to-end digital infrastructure management platform that delivers speed, agility and the ability to optimize for risk across multi-cloud hybrid environments and workloads. More specifically, these products offer unique solutions that help with application development, testing and deployment, and operations and automation. We are able to leverage our core strengths and development efforts to create products and enterprise software solutions that bring new innovation to our mainframe software solutions and vice versa, spanning three strategic portfolios: ValueOps, DevOps and AIOps.
Our Symantec cyber security software solutions span endpoint, network, information and identity security, helping customers secure identities and information stored wherever the data resides, including on mobile devices, in the cloud and on-premises. Through our Symantec Integrated Cyber Defense platform, we provide a unified approach that allows customers to protect, defend and respond to sophisticated attacks across endpoints, identities, and infrastructure, whether on-premises, in the cloud, or hybrid.
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
The table below presents our software portfolios and their material offerings during fiscal year 2020.

Software Portfolio	Portfolio Description	Major Portfolio Offerings
Mainframe Software	• Solutions for DevOps, AIOps and cyber security that accelerate enterprise innovation	• Operational Analytics & management
• Automation
• Database & Database Management
• Application Development & Testing
• Identity & Access Management
• Compliance & Data Protection
• Security Insights
BizOps	• Connects business operations and technology functions	• ValueOps
• DevOps
• AIOps
Symantec Cyber Security	• Comprehensive threat protection and compliance to secure users’ identities and their information	• Endpoint Security
• Network Security
• Information Security
• Identity Security
FC SAN Management	• Transforms current storage networks with autonomous SAN capabilities	• Fibre Channel switch
Payment Authentication	• Software designed to reduce Card Not Present and prevent e-commerce fraud, while improving user experience.	• Payment Security Suite
Operational Analytics & Management: These solutions combine big data, machine learning and artificial intelligence (“AI”) with mainframe expertise to deliver meaningful and actionable insights to augment and automate day-to-day operations and deliver exceptional customer experiences.
Automation: These solutions reduce manual effort by enabling customers to proactively optimize resources and orchestrate automation across enterprise applications and systems.
Databases & Database Management: These high-performance databases and management tools store, organize, and manage mainframe data to ensure optimal performance, efficient administration, and reliability of critical systems.
Application Development & Testing: These solutions enable customers to accelerate software delivery while increasing code quality through the use of our agile processes and tools, and DevOps solutions. Our open-first strategy helps customers modernize their mainframe environment through the use of open source and open application programming technologies across people, process, tooling and applications, resulting in greater synergy and alignment with their corporate IT.

Identity & Access Management: These solutions manage mainframe access and elevate it with modern practices such as multi-factor authentication, managing access for privileged users, and supporting all external security managers.
Compliance & Data Protection: These solutions locate and protect sensitive mainframe data to ensure compliance and identify risk, identify and proactively respond to potential risks and bad actors, and reduce risk and lighten security management load with automated identification and authorization cleanup.
Security Insights Platform: This solution helps ensure a trusted environment for customers and their employees by quickly interpreting and assessing mainframe security posture, identifying risks and developing remediation steps on an ongoing and ad hoc basis. This data is available for use with in-house tools for security information and event management.
ValueOps: This solution delivers capabilities that enable customers to optimize flow of value by aligning planned investments to scheduled development work and track deliverables from planning through execution, enabling improved development cycle times, reduced bottlenecks, and faster time to value.
DevOps: This solution offers capabilities that empower users of our agile processes and tools to track development progress and deploy releases confidently with assurance of feature completeness, high-quality and reduced risk. Key stakeholders have a single view of key insights into release progress, health, quality, and defect trends, and metrics that drive focus, gauge readiness, and help to ensure successful, quality releases.
AIOps: This solution combines application, infrastructure and network monitoring and correlation with intelligent recommendations and auto-remediation capabilities to help customers create more resilient production environments and improve customer experience.
Endpoint Security: Endpoints are the critical last line of defense against cyber attackers. Our Symantec endpoint security solutions prevent, detect and respond to emerging threats across all devices and operating systems including laptops, desktops, tablets, mobile phones, servers and cloud workloads through an intelligent AI driven security console and single agent.
Network Security: Email and web access are the lifeblood and essential communication means for every modern organization. We have a full array of network security solutions, as well as a shared set of advanced threat protection technologies to stop inbound and outbound threats targeting end users, information and key infrastructure.
Information Security: Information protection and compliance is critical to managing risk. We offer integrated information security solutions to help organizations protect users, applications and their most sensitive data everywhere it resides or moves - across endpoints, cloud services, private applications and on-premises.
Identity Security: User identities are under attack by cyber criminals hoping to exploit their access and privileges and do harm. We mitigate these attacks by enforcing granular security policies to stop unauthorized access to sensitive resources and data.
Fibre Channel Switch Products: Our Brocade Fibre Channel switch products provide interconnection, bandwidth and high-speed switching between servers and storage devices which are in a FC SAN. FC SANs are networks dedicated to mission critical storage traffic, and enable simultaneous high speed and secure connections among multiple host computers and multiple storage arrays.
Payment Security Suite: This is a software as a service (“SaaS”)-based payment authentication service to help banks protect against fraud and ensure a hassle-free online shopping experience for their customers.
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
Customers, Sales and Distribution
We sell our products through our direct sales force and a select network of distributors and channel partners globally. Distributors and OEMs, or their contract manufacturers, typically account for the substantial majority of our semiconductor sales. Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Sales to distributors accounted for 42% and 46% of our net revenue for fiscal years 2020 and 2019, respectively. We believe our aggregate sales to our top five end customers, through all channels, accounted for more than 30% of our net revenue for each of our fiscal years 2020 and 2019. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 15% and 20% of our net revenue for fiscal years 2020 and 2019, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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
Our software customers are in most major industries worldwide, including banks, insurance companies, other financial services providers, government agencies, global information technology (“IT”) service providers, telecommunication providers, transportation companies, manufacturers, technology companies, retailers, educational organizations and health care institutions. Our traditional software customers generally consist of large enterprises that have computing environments from multiple vendors and are highly complex. We remain focused on strengthening relationships and increasing penetration within our existing core, mainframe-centric and Symantec endpoint customers and expanding the adoption of our enterprise software offerings with these customers. We believe our enterprise-wide license model will continue to offer our customers reduced complexity, more flexibility and an easier renewal process that will help drive revenue growth.

Manufacturing Operations
We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we outsource a majority of our manufacturing operations, utilizing third-party foundry and assembly and test capabilities, as well as some of our corporate infrastructure functions. The majority of our front-end wafer manufacturing operations is outsourced to external foundries, including Taiwan Semiconductor Manufacturing Company Limited (“TSMC”). We use third-party contract manufacturers for a significant majority of our assembly and test operations, including Advanced Semiconductor Engineering, Inc., Foxconn Technology Group, Amkor Technology, Inc. and Siliconware Precision Industries Co., Ltd. We use our internal fabrication facilities for products utilizing our innovative and proprietary processes, to protect our IP and to accelerate time to market for our products, while outsourcing commodity processes such as standard CMOS. Examples of internally fabricated semiconductors include our FBAR filters for wireless communications and our vertical-cavity surface emitting laser and side emitting lasers-based on GaAs and InP lasers for fiber optic communications. The majority of our internal III-V semiconductor wafer fabrication is done in the U.S. and Singapore. Many of our products are designed to be manufactured in a specific process, typically at one particular foundry, either our own or with a particular contract manufacturer, and in some instances, we may only qualify one contract manufacturer to manufacture certain of our products.
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
In the infrastructure software market, we compete with large vendors of hardware and operating system software and cloud service providers, who continue to both expand their product and service offerings, and consolidate offerings into broad product lines. Our primary competitors are AppDynamics, Inc. (acquired by Cisco), Atlassian Corporation, Plc, BMC Software

Inc., BeyondTrust, Cisco Systems, Inc., Compuware Corporation, CrowdStrike Holdings, Inc., CyberArk Software, Ltd., International Business Machines Corporation, Micro Focus International Plc, Microsoft Corporation, MuleSoft, Inc. (acquired by Salesforce.com, Inc.), New Relic, Inc., Oracle Corporation, Proofpoint, Inc., SailPoint, Inc., ServiceNow, Inc., SolarWinds, Inc., Splunk, Inc., VMware, Inc. and Zscaler, Inc. We compete based on our breadth of portfolio of enterprise management tools, breadth and synergy of offerings, our platform and hardware independence, our global reach, and our deep customer relationships and industry experience.
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
As of November 1, 2020, we had 22,774 U.S. and other patents and 1,018 U.S. and other pending patent applications. The expiration dates of our patents range from 2020 to 2039, with a small number of patents expiring in the near future, none of which are expected to be material to our IP portfolio. We are not substantially dependent on any single patent or group of related patents.
We focus our patent application program to a greater extent on those inventions and improvements that we believe are likely to be incorporated into our products, as contrasted with more basic research. However, we do not know how many of our pending patent applications will result in the issuance of patents or the extent to which the examination process could require us to narrow our claims.
We and our predecessors have also entered into a variety of IP licensing and cross-licensing arrangements that have both benefited our business and enabled some of our competitors. A portion of our revenue comes from IP licensing royalty payments and from litigation settlements relating to such IP. We also license third-party technologies that are incorporated into some elements of our design activities, products and manufacturing processes. Historically, licenses of the third-party technologies used by us have generally been available to us on acceptable terms.
The industries in which we compete are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights, including by patent holding companies that do not make or sell products. Many of our customer agreements require us to indemnify our customers for third-party IP infringement claims arising from our products. Claims of this sort could harm our relationships with our customers and might deter future customers from doing business with us. With respect to any IP rights claims against us or our customers or distributors, we may be required to defend ourselves or our customers or distributors in litigation, cease manufacture the infringing products, pay damages, expend resources to develop non-infringing technology, seek a license which may not be available on commercially reasonable terms or at all, or relinquish patents or other IP rights.
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
Employees
Our future success depends on our ability to retain, attract and motivate qualified personnel. As the source of our technological and product innovations, our engineering and technical personnel are a significant asset. Competition for these employees is significant in many areas of the world in which we operate, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. We track and report internally on key talent metrics including the portion of our workforce in research and development and the voluntary attrition rate. During fiscal year 2020, our voluntary attrition rate was 7%, below the technology industry benchmark (AON, 2020 Salary Increase and Turnover Study — Second Edition, September 2020).
As of November 1, 2020, we had approximately 21,000 employees worldwide, with approximately 63% of them in research and development. By geography, approximately 53% of our employees are located in North America, 35% in Asia, and 12% in Europe, the Middle East and Africa and a significant majority of our research and development personnel are located in Czech Republic, India, Israel, Singapore and the U.S.

Governmental Regulation
Our semiconductor manufacturing operations and research and development involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health, safety and the environment. These regulations include limitations on discharge of pollutants to air, water, and soil; remediation requirements; product chemical content limitations; manufacturing chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and treatment, transport, storage and disposal of solid and hazardous wastes. We are also subject to regulation by the U.S. Occupational Safety and Health Administration and similar health and safety laws in other jurisdictions.
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
We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements, including legislation enacted in the U.S., European Union and China, among a growing number of jurisdictions, which have placed greater restrictions on the use of lead, among other chemicals, in electronic products, which affects materials composition and semiconductor packaging. In addition, our business is subject to various import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders, and rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies, such as the U.S. Federal Trade Commission (“FTC”). These laws, regulations and orders are complex, may change frequently and with limited notice, have generally become more stringent over time, and have intensified under the current U.S. administration, especially in light of ongoing trade tensions with China. We may incur significant expenditures in future periods as a result.
Backlog
Our semiconductor sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, cancelled or modified on relatively short notice, without substantial penalty. In addition, our software contracting model for the majority of our customers, which are for enterprise-wide licenses, provide for termination thereof by our customers at any time for any reason. As a result, we recognize revenue from these contracts ratably over time. Therefore, although we may have a large backlog from time to time, we believe that purchase orders or backlog are not necessarily a reliable indicator of future sales.
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
Other Information
Our website is www.broadcom.com. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (the “SEC”), as well as proxy statements filed by Broadcom, free of charge at the “Investor Center - SEC Filings” section of our website at www.broadcom.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Such periodic reports, proxy statements and other information are also available at the SEC’s website at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on or accessible through our website.

ITEM 1A.     RISK FACTORS
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock and preferred stock. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. The following material factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results.
Risks Related to Our Business
•The ongoing COVID-19 pandemic has, and will likely continue to, negatively impact the global economy and disrupt normal business activity.
•The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
•Dependence on contract manufacturing and suppliers of critical components within our supply chain may adversely affect our ability to bring products to market.
•We purchase a significant amount of the materials used in our products from a limited number of suppliers.
•Adverse global economic conditions could have a negative effect on us.
•Global political and economic conditions and other factors related to our international operations could adversely affect us.
•Our business is subject to various governmental regulations and trade restrictions. Compliance with these regulations may cause us to incur significant expense and, if we fail to maintain compliance, we may be forced to cease manufacture and distribution of certain products or subjected to civil or criminal penalties.
•We are subject to risks associated with our distributors and other channel partners, including product inventory levels and product sell-through.
•Our dependence on senior management and if we are unable to attract and retain qualified personnel, we may not be able to execute our business strategy effectively.
•We may pursue acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.
•We may be involved in legal proceedings, including IP, anti-competition and securities litigation, employee-related claims and regulatory investigations.
•Our operating results are subject to substantial quarterly and annual fluctuations.
•Failure to adjust our manufacturing and supply chain to accurately meet customer demand could adversely affect our results of operations.
•We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.
•Winning business in the semiconductor solutions industry is subject to a lengthy process that often requires us to incur significant expense, from which we may ultimately generate no revenue.
•Competition in our industries could prevent us from growing our revenue.
•A prolonged disruption of our manufacturing facilities, research and development facilities, warehouses or other significant operations, or those of our suppliers, could have a material adverse effect on us.
•We may be unable to maintain appropriate manufacturing capacity or product yields at our own manufacturing facilities.
•Any failure of our IT systems or one or more of our corporate infrastructure vendors to provide necessary services could have a material adverse effect on our business.
•Our ability to maintain or improve gross margin.
•Our ability to protect the significant amount of IP in our business.
•Incompatibility of our software products with operating environments, platforms, or third-party products, demand for our products and services could decrease.
•Failure to enter into software license agreements on a satisfactory basis could adversely affect us.

•Licensed third party software used in our products may not be available to us in the future, which may delay product development and production or cause us to incur additional expense.
•Use of open source code sources, which, under certain circumstances could materially adversely affect us.
•We are subject to warranty claims, product recalls and product liability.
•The complexity of our products could result in unforeseen delays or expense or undetected defects or bugs.
•We make substantial investments in research and development and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.
•We collect, use, store, or otherwise process personal information, which subjects us to privacy and data security laws and contractual commitments, and our actual or perceived failure to comply with such laws and commitments could harm our business.
•We are subject to environmental, health and safety laws, which could increase our costs, restrict our operations and require expenditures.
•Social and environmental responsibility regulations, policies and provisions, as well as customer demand, may make our supply chain more complex and may adversely affect our relationships with customers.
•The average selling prices of semiconductor products in our markets have often decreased rapidly and may do so in the future.
•A breach of our security systems may have a material adverse effect on our business.
•Fluctuations in foreign exchange rates could result in losses.
Risks Relating to Taxes
•Changes in tax legislation or policies could materially impact our financial position and results of operations.
•Our corporate income taxes could significantly increase if we are unable to maintain our tax concessions or if our assumptions and interpretations regarding tax laws and concessions prove to be incorrect.
•Our benefit from income taxes and overall cash tax costs are affected by a number of factors that could materially, adversely affect financial results.
Risks Relating to Our Indebtedness
•Our substantial indebtedness could adversely affect our financial health and our ability to execute our business strategy.
•The instruments governing our indebtedness impose certain restrictions on our business.
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flows from our business to pay our substantial debt.
Risks Relating to Owning Our Common Stock
•Volatility of our stock price could result in substantial losses for our investors as well as class action litigation against us and our management.
•A substantial amount of our stock is held by a small number of large investors.
•There can be no assurance that we will continue to declare cash dividends.
For a more complete discussion of the material risks facing our business, see below.
Risks Related to Our Business
The ongoing COVID-19 pandemic has, and will likely continue to, negatively impact the global economy and disrupt normal business activity, which may have an adverse effect on our results of operations.
The global spread of COVID-19 and the efforts to control it have slowed global economic activity and disrupted, and reduced the efficiency of, normal business activities in much of the world. The pandemic has resulted in authorities around the world implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, and factory and office shutdowns. These measures have impacted, and will likely continue to impact our workforce and operations, and those of our customers, contract manufacturers (“CMs”), suppliers and logistics providers, particularly in the event of a significant global resurgence of the illness.

We have been, and expect to continue, experiencing some disruption to parts of our global semiconductor supply chain, with suppliers increasing lead times or placing products on allocation, including procuring necessary components and inputs, such as wafers and substrates, in a timely fashion. In addition, our primary warehouse and a number of our key suppliers, particularly assembly and test service providers, are in Malaysia. While our Malaysia warehouse has remained fully operational, many of the facilities of our key suppliers and other service providers were shut down or operated at reduced capacity for extended periods. This resulted in significant logistical challenges and product delays, which could recur in the event of any future closures of, or periods of reduced operations at, our warehouse or the facilities of our suppliers and providers. Any similar disruption at our Fort Collins, Colorado manufacturing facility would severely impact our ability to manufacture our FBAR products and adversely affect our wireless business. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and components to our facilities, transfers of our products to our key suppliers and, in some cases, our ability to timely ship our products to customers. As a result of these supply chain disruptions, we have increased customer order lead times and placed some products on allocation. We are also largely building semiconductor products to order, instead of based on customer forecasts, in light of the ongoing uncertainty. This may limit our ability to fulfill orders and we may be unable to satisfy all of the demand for our products, which may adversely affect our relationships with our customers.
In response to governmental directives and recommended safety measures, we modified our workplace practices globally, which has resulted in many of our employees working remotely for extended periods of time. While we have implemented a phased-in return of employees to many of our facilities, if the spread of COVID-19 worsens significantly, we may need to further limit onsite operations or otherwise modify our business practices in a manner that may adversely impact our business. Working remotely for extended periods may reduce our employees’ efficiency and productivity, which may cause product development delays, hamper new product innovation and have other unforeseen adverse effects on our business. In addition, if a significant number of our employees, or employees and third parties performing key functions, including our CEO and members of our board of directors, become ill, our business may be further adversely impacted. While we have implemented personal safety measures at all of our facilities where our employees are working onsite, any actions we take may not be sufficient to mitigate the risk of infection and could result in a significant number of COVID-19-related claims. Changes to state workers’ compensation laws, as have recently occurred in California, may increase our potential liability for such claims.
In the longer-term, the COVID-19 pandemic is likely to adversely affect the economies and financial markets of many countries, and could result in a global economic downturn and a recession. This would likely adversely affect demand for our products and those of our customers, particularly consumer products such as smartphones, which may, in turn negatively impact our results of operations. However, there is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such downturn or recession. While we continue to see robust demand in our semiconductor segment, and have seen little impact to our software business from the COVID-19 pandemic, the environment remains uncertain and it may not be sustainable over the longer term. The degree to which the pandemic ultimately impacts our business and results of operations will depend on future developments beyond our control, including the severity of the pandemic, the extent of actions to contain the virus, availability of a vaccine or other treatment, how quickly and to what extent normal economic and operating conditions can resume, and the severity and duration of the global economic downturn that results from the pandemic.
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of end customers, OEMs, their respective CMs, and certain distributors for a majority of our business, revenue and results of operations. For fiscal year 2020, sales to distributors accounted for 42% of our net revenue. We believe aggregate sales, through all channels, to Apple and our top five end customers, accounted for approximately 15% and more than 30% of our net revenue for fiscal year 2020, respectively. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
The terms and conditions under which we do business with most of our semiconductor customers generally do not include commitments by those customers to purchase any specific quantities of products from us. Even in those instances where we enter into an arrangement under which a customer agrees to source an agreed portion of its product needs from us (provided that we are able to meet specified development, supply and quality commitments), the arrangement often includes pricing schedules or methodologies that apply regardless of the volume of products purchased, and those customers may not purchase the amount of product we expect. As a result, we may not generate the amount of revenue or the level of profitability we expect under such arrangements. Moreover, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margin on certain products and, should we fail to perform under these arrangements, we could also be liable for significant monetary damages.

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
We operate a primarily outsourced manufacturing business model that principally utilizes CMs, such as third-party wafer foundries and module assembly and test capabilities. Our semiconductor products require wafer manufacturers with state-of-the-art fabrication equipment and techniques, and most of our products are designed to be manufactured in a specific process, typically at one particular fab or foundry, either our own or with a particular CM.
We depend on our CMs to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. We do not generally have long-term capacity commitments with our CMs and substantially all of our manufacturing services are on a purchase order basis with no obligation to provide us with any specified minimum quantities of product. Further, from time to time, our CMs will cease to, or will become unable to, manufacture a component for us. As the lead time needed to identify, qualify and establish reliable production at acceptable yields, with a new CM is typically lengthy, there is often no readily available alternative source and there may be other constraints on our ability to change CMs. In addition, qualifying such CMs is often expensive, and they may not produce products as cost-effectively as our current suppliers. In any such circumstances, we may be unable to meet our customer demand and may fail to meet our contractual obligations. This could result in the payment of significant damages by us to our customers, and our net revenue could decline, adversely affecting our business, financial condition and results of operations.
We utilize TSMC to produce the substantial majority of our semiconductor wafers. TSMC manufactured approximately 87% of the wafers manufactured by our CMs during fiscal year 2020. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could harm our business, results of operations and gross margin. For example, Huawei Technologies Co. Ltd. (“Huawei”), as well as many of its suppliers, have significantly increased their wafer orders from TSMC due to certain U.S. export restrictions on sales to Huawei. This has caused, and may continue to cause, some dislocations in the semiconductor supply chain which may result in reduced or untimely wafer deliveries to us.
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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, GaAs and InP wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our materials, components and finished goods used in our products from a few materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. During fiscal year 2020, we purchased approximately two-thirds of the materials for our manufacturing processes from six materials providers. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints or other factors and could lead to interruption of supply or increased demand in the industry. For example, due to the COVID-19 pandemic, we have experienced some supply constraints, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.

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
Global political and economic conditions and other factors related to our international operations could adversely affect our business, financial condition and results of operations.
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of November 1, 2020, approximately 49% of our employees were located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•changes in political, regulatory, legal or economic conditions or geopolitical turmoil, including terrorism, war or political or military coups, or civil disturbances or political instability foreign and domestic;
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
•nationalization of businesses and expropriation of assets; and
•changes in U.S. and foreign tax laws.
A significant legal risk associated with conducting business internationally is compliance with the various and differing laws and regulations of the many countries in which we do business. In addition, the laws in various countries are constantly evolving and may, in some cases, conflict with each other. Although our policies prohibit us, our employees and our agents from engaging in unethical business practices, there can be no assurance that all of our employees, distributors or other agents will refrain from acting in violation of our related anti-corruption or other policies and procedures. Any such violation could have a material adverse effect on our business.
Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to cease the manufacture and distribution of certain products, and we could be subject to civil or criminal penalties.
Our business is subject to various international laws and other legal requirements, including packaging, product content, labor and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders. These laws, regulations and orders are complex, may change frequently and with limited notice, have generally become more stringent over time and have intensified under the current U.S. administration, especially in light of ongoing trade tensions with China. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. For example, Huawei, one of our customers, is subject to certain U.S. export restrictions, which has required us to suspend sales to Huawei until we obtain licenses from the U.S. Department of Commerce, which we may be unable to do so in a timely manner or at all. The U.S. government may also add additional Chinese companies to its restricted entity list and/or technologies to its list of prohibited exports to China, all of which have and will adversely affect our ability to sell our products and our revenue. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by the Chinese or other governments will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products, and adversely affect our business and results of operations.
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 42% of our net revenue in the fiscal year ended November 1, 2020 and are subject to a number of risks, including:
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
•our lack of control over the timing of delivery of our products to end customers; and
•our distributors and other channel partners may market and distribute competing products and may place greater emphasis on the sale of these products.
In addition, we are selling our semiconductor products through an increasingly limited number of distributors, which exposes us to additional customer concentration and related credit risks.
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
Our future success depends on our ability to retain, attract and motivate qualified personnel. We also seek to acquire talented engineering and technical personnel (including cyber security experts), as well as effective sales professionals, through acquisitions we may make from time to time or otherwise. As the source of our technological and product innovations, our engineering and technical personnel are a significant asset. Competition for these employees is significant in many areas of the world in which we operate, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. In addition, current or future immigration laws may make it more difficult to hire or retain qualified engineers, further limiting the pool of available talent. Further, our employees may decide not to continue working for us and may leave with little or no notice. We grant equity awards to the substantial majority of our employees and we believe these awards provide a powerful long-term retention incentive to our employees; however, we may be incorrect in this assumption, particularly if there is a material and persistent decline in the price of our common stock. In addition, we may be unable to obtain required stockholder approvals of future equity compensation plans needed to continue with our current equity granting philosophy. As a result, we may be limited in our ability to grant equity-based incentives, which may impair our efforts to attract and retain necessary personnel. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business, financial condition and results of operations.
We may pursue acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.
Our growth strategy includes acquiring or investing in businesses that offer complementary products, services and technologies, or enhance our market coverage or technological capabilities.
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
•our due diligence process may fail to identify significant issues with the acquired company’s products, financial disclosures, accounting practices, legal, tax and other contingencies, compliance with local laws and regulations (and interpretations thereof) in the U.S. and multiple international jurisdictions;
•additional acquisition-related debt, which could increase our leverage and potentially negatively affect our credit ratings resulting in more restrictive borrowing terms or increased borrowing costs thereby limiting our ability to borrow;
•dilution of stock ownership of existing stockholders;
•difficulties integrating the acquired business or company and in managing and retaining acquired employees, vendors and customers; and
•inaccuracies in our original estimates and assumptions used to assess a transaction, which may result in us not realizing the expected financial or strategic benefits of any such transaction.
In addition, U.S. and foreign regulatory approvals required in connection with an acquisition may take longer than anticipated to obtain, may not be forthcoming or may contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits of the transaction to us.
From time to time, we may also seek to divest or wind down portions of our business, either acquired or otherwise, or we may exit minority investments, any of which could materially affect our cash flows and results of operations. Such dispositions involve risks and uncertainties, including our ability to sell such businesses on terms acceptable to us, or at all, disruption to other parts of our business, potential loss of employees or customers, or exposure to unanticipated liabilities or ongoing obligations to us following any such dispositions. In addition, dispositions may include the transfer of technology and/or the licensing of certain IP rights to third-party purchasers, which could limit our ability to utilize such IP rights or assert these rights against such third-party purchasers or other third parties.

We may be involved in legal proceedings, including IP, anti-competition and securities litigation, employee-related claims and regulatory investigations, which could, among other things, divert efforts of management and result in significant expense and loss of our IP rights.
We are often involved in legal proceedings, including cases involving our IP rights and those of others, anti-competition and commercial matters, acquisition-related suits, securities class action suits, employee-related claims and other actions. From time to time, we may also be involved or required to participate in regulatory investigations or inquiries, such as the ongoing investigation by the FTC into certain of our contracting and business practices, which may evolve into legal or other administrative proceedings. Growing public concern over concentration of economic power in corporations is likely to result in increased anti-competition legislation, regulation and enforcement activity. Litigation or settlement of such actions, regardless of their merit, or involvement in regulatory investigations or inquiries, can be costly, lengthy, complex and time consuming, diverting the attention and energies of our management and technical personnel.
The industries in which we operate are characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights, including actions by patent-holding companies that do not make or sell products. From time to time, third parties assert against us and our customers and distributors their IP rights to technologies that are important to our business. For example, in August 2020 judgment was entered against Broadcom and Apple for infringement of certain patents pursuant to which California Institute of Technology was awarded past damages of $270.2 million from Broadcom and $837.8 million from Apple (plus, in each case, interest thereon from the date of the judgment), for which Apple is seeking indemnification from Broadcom. Although we are appealing this judgment, there are no assurances that we will be successful.
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
•pay substantial damages for past, present and future use of the infringing technology, including up to treble damages if willful infringement is found;
•pay fines or disgorge profits or other payments, and/or cease certain conduct and/or modify our contracting or business practices, in connection with any unfavorable resolution of a governmental investigation;
•expend significant resources to develop non-infringing technology;
•license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
•enter into cross-licenses with our competitors, which could weaken our overall IP portfolio and our ability to compete in particular product categories;
•pay substantial damages to our direct or end customers to discontinue use or replace infringing technology with non-infringing technology; or
•relinquish IP rights associated with one or more of our patent claims.
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
Our operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. In addition to many of the risks described elsewhere in this “Risk Factors” section, these factors include, among others:

•customer concentration and the gain or loss of significant customers;
•the timing of launches by our customers of new product in which our products are included and changes in end-user demand for our customers’ the products;
•fluctuations in the levels of component or product inventories held by our customers;
•the shift to cloud-based IT solutions and services, such as hyperscale computing, which may adversely affect the timing and volume of sales of our products for use in traditional enterprise data centers;
•the timing of new software contracts and renewals, as well as the timing of any terminations of software contracts that require us to refund to customers any pre-paid amounts under the contract;
•our ability to timely develop, introduce and market new products and technologies;
•the timing and extent of our software license and subscription revenue, and other non-product revenue;
•new product announcements and introductions by us or our competitors;
•seasonality or other fluctuations in demand in our markets;
•timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies; and
•timing of any regulatory changes, particularly with respect to trade sanctions and customs duties and tariffs, and tax reform.
The foregoing factors are often difficult to predict, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses are relatively fixed in nature. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful or a reliable indicator of our future performance. If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, a significant decline in the trading price of our common stock may occur, which may happen immediately or over time.
Failure to adjust our manufacturing and supply chain to accurately meet customer demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, internal fabrication utilization and other resource requirements, based on our estimates of customer requirements, which may not be accurate.
During the COVID-19 pandemic, we have moved largely to a build to order model and have extended customer lead times substantially in light of global economic uncertainty and supply chain challenges. More typically, however, to ensure the availability of our products we start manufacturing based on customer forecasts, which are not binding. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may be substantially lower than expected. If actual demand for our products is lower than forecast, we may also experience higher inventory carrying and operating costs and product obsolescence. Because certain of our sales, research and development, and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may also decrease our gross margin and operating income.
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
Our semiconductor business is dependent on us winning competitive bid selection processes, known as “design wins”. These selection processes are typically lengthy and can require us to dedicate significant development expenditures and scarce engineering resources in pursuit of a single customer opportunity. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This can result in lost revenue and can weaken our position in future selection processes.
Winning a product design does not guarantee sales to a customer. A delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we incur significant expense in the design process and may generate little or no revenue from it. In addition, the timing of design wins is unpredictable and implementing production for a major design win, or multiple design wins at the same time, may strain our resources and those of our CMs. In such event, we may be forced to dedicate significant additional resources and incur additional costs and expenses. Further, often customers will only purchase limited numbers of evaluation units until they qualify the products and/or the manufacturing line for those products. The qualification process can take significant time and resources. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of our products and result in a significant loss of revenue. Finally, customers could choose at any time to stop using our products or could fail to successfully market and sell their products, which could reduce demand for our products, and cause us to hold excess inventory, materially adversely affecting our business, financial condition and results of operations. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles.
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
Some of our competitors have longer operating histories, greater name recognition, a larger installed customer base, larger technical staffs, more established relationships with vendors or suppliers, or greater manufacturing, distribution, financial, research and development, technical and marketing resources than us. We also face competition from numerous smaller companies that specialize in specific aspects of the highly fragmented software industry, open source authors who may provide software and IP for free, competitors who may offer their products through try-and-buy or freemium models, and customers who may develop competing products.
In addition, the trend toward consolidation is changing the competitive landscape. We expect this trend to continue, which may result in combined competitors having greater resources than us. Some of our competitors may also receive financial and other support from their home country government or may have a greater presence in key markets, a larger customer base, a more comprehensive IP portfolio or better patent protection than us.
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
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal fabrication facilities for products utilizing our innovative and proprietary processes. Our Fort Collins and Breinigsville facilities are the sole sources for the FBAR components used in many of our wireless devices and for the indium phosphide-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our CMs and suppliers, are located in California and the Pacific Rim region, which have above average seismic activity and severe weather activity. In addition, a significant majority of our research and development personnel are located the Czech Republic, India, Israel, Singapore and the U.S., with the expertise of the personnel at each such location tending to be focused on one or two specific areas, and our primary warehouse is in Malaysia.

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
We must maintain appropriate capacity and product yields at our own manufacturing facilities to meet anticipated customer demand. From time to time, this requires us to invest in expansion or improvements of those facilities, which often involves substantial cost and other risks. Such expanded manufacturing capacity may still be insufficient, or may not come online soon enough, to meet customer demand and we may have to put customers on product allocation, forgo sales or lose customers as a result. Conversely, if we overestimate customer demand, we would experience excess capacity and fixed costs at these facilities will not be fully absorbed, all of which could adversely affect our results of operations. Similarly, reduced product yields, due to design or manufacturing issues or otherwise, may involve significant time and cost to remedy and cause delays in our ability to supply product to our customers, all of which could cause us to forgo sales, incur liabilities or lose customers, and harm our results of operations.
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
Our business depends on various IT systems and outsourced IT services. We rely on third-party vendors to provide critical corporate infrastructure services and to adequately address cyber security threats to their own systems. Services provided by these third parties include services related to financial reporting, product orders and shipping, human resources, benefit plan administration, IT network development and network monitoring. While we may be entitled to damages if our vendors fail to perform under their agreements with us, any award may be insufficient to cover the actual costs incurred by us and, as a result of a vendor’s failure to perform, we may be unable to collect any damages.
Any failure of these internal or third-party systems and services to operate effectively could disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations.
Our gross margin is dependent on a number of factors, including our product mix, price erosion, acquisitions we may make, level of capacity utilization and commodity prices.
Our gross margin is highly dependent on product mix, which is susceptible to seasonal and other fluctuations in our markets. A shift in sales mix away from our higher margin products, as well as the timing and amount of our software licensing and non-product revenue, could adversely affect our future gross margin percentages. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand or reductions in our technological lead compared to our competitors, and other factors may lead to further price erosion, lower revenue and lower margin.
In addition, semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our owned manufacturing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and a lower gross margin. Furthermore, fluctuations in commodity prices could negatively impact our margins. We do not hedge our exposure to commodity prices, some of which are very volatile, and sudden or prolonged increases in commodities prices may adversely affect our gross margin.

Our gross margin may also be adversely affected if businesses or companies that we acquire have different gross margin profiles and by expenses related to such acquisitions.
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
Our success depends in part upon protecting our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants. We may be required to spend significant resources to monitor and protect our IP rights, including unauthorized use of our products, the usage rates of the software seat licenses and subscriptions that we sell, and even with significant expenditures, we may not be able to protect the IP rights that are valuable to our business. We are unable to predict or assure that:
•our IP rights will not lapse or be invalidated, circumvented, challenged, or, in the case of third-party IP rights licensed to us, be licensed to others;
•our IP rights will provide competitive advantages to us;
•rights previously granted by third parties to IP licensed or assigned to us, including portfolio cross-licenses, will not hamper our ability to assert our IP rights or hinder the settlement of currently pending or future disputes;
•any of our pending or future patent, trademark or copyright applications will be issued or have the coverage originally sought;
•our IP rights will be enforced in certain jurisdictions where competition may be intense or where legal protection may be weak; or
•we have sufficient IP rights to protect our products or our business.
Effective IP protection may be unavailable or more limited in other jurisdictions, relative to those protections available in the U.S., and may not be applied for or may be abandoned in one or more relevant jurisdictions. In addition, when patents expire, we lose the protection and competitive advantages they provided to us.
We also generate revenue from licensing royalty payments and from technology claim settlements relating to certain of our IP. Licensing of our IP rights, particularly exclusive licenses, may limit our ability to assert those IP rights against third parties, including the licensee of those rights. In addition, we may acquire companies with IP that is subject to licensing obligations to other third parties. These licensing obligations may extend to our own IP following any such acquisition and may limit our ability to assert our IP rights. From time to time, we pursue litigation to assert our IP rights, including, in some cases, against our customers and suppliers. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. Conversely, third parties may pursue IP litigation against us, including as a result of our IP licensing business. An adverse decision in such types of legal action could limit our ability to assert our IP rights and limit the value of our technology, including the loss of opportunities to sell or license our technology to others or to collect royalty payments, which could otherwise negatively impact our business, financial condition and results of operations.
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
We may be required to make substantial modification of our products to maintain compatibility with operating systems, systems software and computer hardware used by our customers or to provide our customers with desired features or capabilities. We must also continually address the challenges of dynamic and accelerating market trends and competitive developments, such as the emergence of advanced persistent threats in the security space to compete effectively. There can be no assurance that we will be able to adapt our products in response to these developments.
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

Many of our existing customers have multi-year enterprise software license agreements, some of which involve substantial aggregate fee amounts. Customer renewal rates may decline or fluctuate as a result of a number of factors, including the level of customer satisfaction with our solutions or customer support, customer budgets and the pricing of our solutions as compared with the solutions offered by our competitors, any of which may cause our revenue to grow more slowly than expected, if at all. The failure to renew customer agreements of similar scope, on terms that are commercially attractive to us, could materially adversely affect our business, financial condition and operating results and cash flow.
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
From time to time, we may be subject to warranty or product liability claims that may lead to significant expense. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions, relating to product quality issues. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest customers, are potentially unlimited. Any such liabilities may greatly exceed any revenue we receive from the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially adversely affect our financial condition and results of operations. We may also be exposed to such claims as a result of any acquisition we may undertake in the future.
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
Highly complex products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions, software documentation or enhancements are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not discovered until after we have commenced commercial production or deployment of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. Significant technical challenges also arise with our software products because our customers license and deploy our products across a variety of computer platforms and integrate them with a number of third party software applications and databases. As a result, if there is system-wide failure or an actual or perceived breach of information integrity, security or availability occurs in one of our end-user customer’s system, it may be difficult to determine which product is at fault and we could ultimately be harmed by the failure of another supplier’s product. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. To resolve these problems, we may have to invest significant capital and other resources and we would likely lose, or experience a delay in, market acceptance of the affected product or products. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer’s end-product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. As a result, our financial results could be materially adversely affected.
We make substantial investments in research and development and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.
The industries in which we compete are characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, short product cycles and evolving industry standards, and new delivery methods. In addition, semiconductor products transition over time to increasingly smaller line width geometries and failure to successfully transition to smaller geometry process technologies could impair our competitive position. In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development. If we fail to develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new competitive technologies that we do not support become widely accepted, demand for our products may be reduced. Increased investments in research and development or unsuccessful research and development efforts could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
We collect, use, store, or otherwise process personal information, which subjects us to privacy and data security laws and contractual commitments, and our actual or perceived failure to comply with such laws and commitments could harm our business.
We collect, use and store (collectively, “process”) a high volume, variety and velocity of certain personal information in connection with the operation of our business. This creates various levels of privacy risks across different parts of our business, depending on the type of personal information, the jurisdiction in question and the purpose of their processing. The personal information we process is subject to an increasing number of federal, state, local, and foreign laws and regulations regarding privacy and data security, as well as contractual commitments. Privacy legislation and other data protection regulations, enforcement and policy activity in this area are expanding rapidly in many jurisdictions and creating a complex regulatory compliance environment. The cost of complying with and implementing these privacy-related and data governance measures could be significant as they may create additional burdensome security, business process, business record or data localization requirements. Concerns about government interference, sovereignty, expanding privacy, cyber security and data governance legislation could adversely affect our customers and our products and services, particularly in cloud computing, artificial intelligence and our own data management practices. The theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims. Any inadvertent failure or perceived failure by us to comply with privacy, data governance or cyber security obligations may result in governmental enforcement actions, litigation, substantial fines and damages, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
We are subject to environmental, health and safety laws, which could increase our costs, restrict our operations and require expenditures that could have a material adverse effect on our results of operations and financial condition.
We are subject to a variety of international laws and regulations relating to the use, disposal, clean-up of and human exposure to hazardous materials. Compliance with environmental, health and safety requirements could, among other things, require us to modify our manufacturing processes, restrict our ability to expand our facilities, or require us to acquire pollution control equipment, all of which can be very costly. Any failure by us to comply with such requirements could result in the limitation or suspension of the manufacture of our products and could result in litigation against us and the payment of significant fines and damages by us in the event of a significant adverse judgment. In addition, complying with any cleanup or remediation obligations for which we are or become responsible could be costly and have a material adverse effect on our business, financial condition and results of operations.
Changing requirements relating to the materials composition of our semiconductor products, including the restrictions on lead and certain other substances in electronic products sold in various countries, including the U.S., China and Japan, and in the European Union, increase the complexity and costs of our product design and procurement operations and may require us to re-engineer our products. Such re-engineering may result in excess inventory or other additional costs and could have a material adverse effect on our results of operations. We may also experience claims from employees from time to time with regard to exposure to hazardous materials or other workplace related environmental claims.
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
Our security systems are designed to maintain the physical security of our facilities and protect our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party cloud-based and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, out of necessity, dependent on the security systems of these providers. In addition, all software, including the security technologies produced by us have had occasionally in the past and may have in the future vulnerabilities that if left unmanaged could reduce the overall level of security.
Accidental or willful security breaches or other unauthorized access of our facilities, our information systems or the systems of our service providers, or the existence of computer viruses or malware in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees. We have, from time to time, also been subject to, or attempts of, unauthorized network intrusions and malware on our own IT networks. As a result of the COVID-19 pandemic, remote access to our networks and systems has increased substantially. While we have taken steps to secure our networks and systems, we may be more vulnerable to a successful cyber-attack or information security incident while our workforce works remotely.
Certain of our software products are intended to manage and secure IT infrastructures and environments, and as a result, we expect these products to be ongoing targets of cyber security attacks. Open source code or other third-party software used in these products could also be targeted. Additionally, we use third-party data centers, which may also be subject to hacking or accidental incidents. Although we continually seek to improve our countermeasures to prevent such incidents, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack or an accidental incident on us and our customers. Cyber security attacks could require significant expenditures of our capital and diversion of our resources. Additionally, efforts by malicious cyber actors or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. A successful cyber security attack involving our products and IT infrastructure could also negatively impact the market perception of their effectiveness and adversely affect our reputation, relationship with our customers and our financial results.
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
Risks Related to Our Taxes
Changes in tax legislation or policies could materially impact our financial position and results of operations.
Corporate tax reform, anti-base-erosion rules and tax transparency continue to be high priorities in many jurisdictions. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation has been, and will likely continue to be, proposed or enacted in a number of jurisdictions in which we operate.
After enactment of the U.S. Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime. Beginning in fiscal year 2027, the deduction allowable under the GILTI regime will decrease from 50% to 37.5%, which will increase the effective tax rate imposed on our income. Further, if the U.S. tax rate increases or the deduction allowable under the GILTI regime is further reduced or eliminated, our provision for income taxes, net income, and cash flows would be adversely impacted
In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). As a result of this heightened scrutiny, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes may also result in the taxes we previously paid being subject to change. Further, many jurisdictions have passed, and may pass additional legislation, intended to alleviate the economic burdens of COVID-19 and to fund economic recovery and growth, including various temporary tax incentives or relief and restricted tax measures, which could result in future tax increases. We cannot predict the extent to which the COVID-19 pandemic will impact our tax liabilities and are continuing to evaluate the impact of the new legislation to our financial statements.
Any substantial changes in domestic or international corporate tax policies, regulations or guidance, enforcement activities or legislative initiatives may materially adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally.
If the tax incentives or tax holiday arrangements we have negotiated change or cease to be in effect or applicable for any reason, or if our assumptions and interpretations regarding tax laws and incentives or holiday arrangements prove to be incorrect, our corporate income taxes could significantly increase.
Our operations are currently structured to benefit from the various tax incentives extended to us in various jurisdictions to encourage investment or employment. For example, absent our principal tax incentives from the Singapore Economic Development Board, which is scheduled to expire in 2025, the corporate income tax rate that would otherwise apply to our Singapore taxable income would be 17%. We also have a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028. Each tax incentive and tax holiday is subject to our compliance with various operating and other conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. In addition, we may be required, or elect, to modify our operational structure and tax strategy in order to keep an incentive, which could result in a decrease in the benefits of the incentive. Our tax incentives and tax holiday, before taking into consideration the effects of the 2017 Tax Reform Act and other indirect tax provisions, increased the benefit from income taxes by approximately $833 million in the aggregate and increased diluted net income per share by $1.98 for fiscal year 2020.
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
Our benefit from income taxes and overall cash tax costs are affected by a number of factors that could materially, adversely affect financial results.
Significant judgment is required in determining our worldwide benefit from income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes payable currently and on a deferred basis are based on our interpretations of applicable tax laws in the jurisdictions in which we are required to file tax returns. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals.
Our benefit from income taxes is subject to volatility and could be adversely affected by numerous factors including:
•reorganization or restructuring of our businesses, tangible and intangible assets, outstanding indebtedness and corporate structure;
•jurisdictional mix of our income and assets;
•changes in the allocation of income and expenses, including adjustments related to changes in our corporate structure, acquisitions or tax law;
•changes in U.S and foreign tax laws and regulations, changes to the taxation of earnings of foreign subsidiaries, taxation of U.S. income generated from foreign sources, the deductibility of expenses attributable to income and foreign tax credit rules;
•tax effects of increases in non-deductible employee compensation; and
•changes in tax accounting rules or principles and in the valuation of deferred tax assets and liabilities.
We have adopted transfer pricing policies that call for the provision of services, the sale of products, the arrangement of financing and the grant of licenses from one affiliate to another at prices that we believe are negotiated on an arm’s length basis. Our taxable income is dependent upon acceptance by local authorities that our operational practices and intercompany transfer pricing are on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of comprehensive treaty-based protection, transfer pricing challenges by tax authorities could, if successful, result in adjustments for prior or future years. The effects of any such changes could subject us to higher taxes and our earnings, results of operations and cash flow would be adversely affected.
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
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial health and our ability to execute our business strategy.
As of November 1, 2020, the aggregate indebtedness under our senior notes and term loans was $35,610 million and $5,888 million, respectively. We expect to maintain significant levels of indebtedness going forward.
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
In addition, our variable rate indebtedness use LIBOR as a benchmark for establishing the effective interest rate. LIBOR is being phased out and the consequences of changing to alternative reference rates could increase the cost of our variable rate indebtedness.
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
Risks Related to Owning Our Common Stock
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
A substantial amount of our stock is held by a small number of large investors and significant sales of our common stock by one or more of these holders could cause our stock price to fall.
As of September 30, 2020, we believe 11 of our 20 largest holders of common stock were active institutional investors who held approximately 33% of our outstanding shares of common stock in the aggregate, with Capital World Investors being our largest stockholder with approximately 10% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.

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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We are headquartered in San Jose, California. We conduct our administration, manufacturing, research and development, sales and marketing in both owned and leased facilities. We believe that our owned and leased facilities are adequate for our present operations. We do not identify or allocate assets by operating segment.
As of November 1, 2020, our owned and leased facilities in excess of 100,000 square feet consisted of:

(Square Feet)	United States	Other Countries	Total
Owned facilities [1]	2,477,165	928,888	3,406,053
Leased facilities [2]	1,679,198	1,111,330	2,790,528
Total facilities	4,156,363	2,040,218	6,196,581
_______________
[1] Includes 318,000 square feet and 153,000 square feet of property owned in Malaysia subject to a 60-year land lease with the state authority expiring in May 2051 and March 2077, respectively, subject to renewal at our option.

[2] Building leases expire on varying dates through March 2038 and generally include renewals at our option.

ITEM 3.     LEGAL PROCEEDINGS
The information set forth under Note 14. “Commitments and Contingencies” included in Part II, Item 8. of this Annual Report on Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” above.
ITEM 4.     MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER SALE AND PURCHASES OF EQUITY SECURITIES
Market Information
Broadcom common stock is listed on The Nasdaq Global Select Market under the symbol “AVGO”.
Holders
As of November 27, 2020, there were 891 holders of record of our common stock. A substantially greater number of stockholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
On December 8, 2020, our Board of Directors declared a quarterly cash dividend of $3.60 per share, payable on December 31, 2020 to common stockholders of record on December 21, 2020. Broadcom paid aggregate cash dividends of $5,235 million and $4,235 million to common stockholders in fiscal years 2020 and 2019, respectively. The declaration and payment of any future cash dividends are at the discretion and approval of our Board of Directors and subject to our Board of Directors’ continuing determination that they are in our best interests.
Issuer Purchases of Equity Securities
During the fiscal quarter ended November 1, 2020, we paid approximately $185 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $360.62 per share. These shares may be deemed to be “issuer purchases” of shares.
Stock Performance Graph
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and the NASDAQ 100 Index for the five fiscal years ended November 1, 2020. The total return graph and table assume that $100 was invested on October 30, 2015 (the last trading day of our fiscal year 2015) in each of Broadcom Inc. common stock, the S&P 500 Index and the NASDAQ 100 Index and assume that all dividends are reinvested. Indexes are calculated on a month-end basis.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

Comparison of Five Year Cumulative Total Return
Among Broadcom Inc., the S&P 500 Index and the NASDAQ 100 Index

	November 1, 2015	October 30, 2016	October 29, 2017	November 4, 2018	November 3, 2019	November 1, 2020
Broadcom Inc.	$100.00	$139.26	$211.88	$190.15	$265.48	$327.95
S&P 500 Index	$100.00	$104.52	$129.48	$139.29	$160.12	$173.97
NASDAQ 100 Index	$100.00	$104.71	$136.97	$155.18	$183.88	$251.37
The graph and the table above shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the definitive Proxy Statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of fiscal year 2020.

ITEM 6.SELECTED FINANCIAL DATA
The following table sets forth the selected consolidated financial data as of and for the last five fiscal years of Broadcom and should be read in conjunction with our annual consolidated financial statements and related notes and information included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
On November 4, 2019, we acquired the Symantec Business for total consideration of $10.7 billion. On November 5, 2018, we acquired CA for total consideration of $18.8 billion. On November 17, 2017, we acquired Brocade for total consideration of $6.0 billion. On February 1, 2016, we acquired BRCM for total consideration of $35.7 billion. Our financial statements included the results of operations of the acquired companies and estimated fair value of assets acquired and liabilities assumed commencing as of their respective acquisition dates.

	Fiscal Year Ended (1)
	November 1, 2020	November 3, 2019	November 4, 2018	October 29, 2017	October 30, 2016

	(In millions, except per share data)
Total net revenue (2)	$23,888	$22,597	$20,848	$17,636	$13,240
Income (loss) from continuing operations (3) (4)	$2,961	$2,736	$12,629	$1,790	$(1,749)

Income (loss) per common share from continuing operations - basic (3) (4)	$6.62	$6.80	$29.37	$4.19	$(4.46)
Income (loss) per common share from continuing operations - diluted (3) (4)	$6.33	$6.46	$28.48	$4.03	$(4.57)

Cash dividends declared and paid per common share	$13.00	$10.60	$7.00	$4.08	$1.94

Cash and cash equivalents	$7,618	$5,055	$4,292	$11,204	$3,097
Total assets	$75,933	$67,493	$50,124	$54,418	$49,966
Debt and finance lease obligations	$41,062	$32,798	$17,493	$17,569	$13,642
_______________________________________
(1)Our fiscal year ends on the Sunday closest to October 31 in a 52-week year and on the first Sunday in November in a 53-week year. Our fiscal year ended November 4, 2018 was a 53-week fiscal year. All other fiscal years presented included 52 weeks.
(2)During fiscal year 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). Periods prior to fiscal year 2019 were presented in accordance with Accounting Standards Codification 605, Revenue Recognition.
(3)In connection with our acquisitions of the Symantec Business and CA in fiscal years 2020 and 2019, amortization of acquisition-related intangible assets increased $1,008 million and $1,667 million, respectively. In connection with our acquisition of BRCM in the fiscal year ended October 30, 2016, our results included $1,185 million of purchase accounting effect on inventory.
(4)Our income from continuing operations and income per share from continuing operations in fiscal year 2018 were significantly impacted by the benefit from income taxes as a result of the enactment of the 2017 Tax Reform Act and our redomiciliation to the United States in fiscal year 2018.

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
Overview
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation in the semiconductor industry and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, automate, manage and secure applications across mainframe, distributed, mobile and cloud platforms. We offer a cyber security solutions portfolio, including endpoint, network, information and identity security solutions. We also offer mission critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products.
During the first quarter of our fiscal year ended November 1, 2020 (“fiscal year 2020”), we changed our organizational structure, resulting in two reportable segments: semiconductor solutions and infrastructure software. In addition, during the fourth quarter of our fiscal year 2020, we refined our allocation methodology for certain selling, general and administrative expenses to more closely align these costs with the segment benefiting from the shared expenses. Prior period segment results have been recast to conform to the current presentation.
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
The demand for our products has been affected in the past, and is likely to continue to be affected in the future, by various factors, including the following:
•gain or loss of significant customers;
•general economic and market conditions in the industries and markets in which we compete;
•our distributors’ product inventory and end customer demand;
•the rate at which our present and future customers and end-users adopt our products and technologies in our target markets, and the rate at which our customers' products that include our technology are accepted in their markets;
•the shift to cloud-based IT solutions and services, such as hyperscale computing, which may adversely affect the timing and volume of sales of our products for use in traditional enterprise data centers; and
•the timing, rescheduling or cancellation of expected customer orders.
Our fiscal year 2020 and our fiscal year ended November 3, 2019 (“fiscal year 2019”) were 52-week fiscal years compared to our fiscal year ended November 4, 2018 (“fiscal year 2018”), which was a 53-week fiscal year.
COVID-19 Update
In response to the ongoing COVID-19 pandemic and the various resulting government directives, we have taken extensive measures to protect the health and safety of our employees and contractors at our facilities. We modified our workplace practices globally, which resulted in most of our employees working remotely for an extended periods of time. While we have implemented a phased-in return of employees to many of our facilities, if the spread of COVID-19 worsens significantly, we may need to further limit onsite operations or otherwise modify our business practices. We continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.

The demand environment for our semiconductor products was consistent with our expectations for our fourth quarter of fiscal year 2020, with continued demand for products and infrastructure to support a dramatic increase around the world in remote or tele-work and learning due to COVID-19. While we continue to see robust demand in this area, the macroeconomic environment remains uncertain and it may not be sustainable over the longer term. To date, the impact of COVID-19 on the demand environment for our software products has been limited. On the product supply side, we continue to experience various constraints in our supply chain due to the pandemic, including with respect to wafers and substrates. As a result, supply lead times are still extended and we continue to have difficulties in obtaining some necessary components and inputs in a timely manner. However, the disruptions in our outsourced assembly and test capacity that we experienced previously, as a result of COVID-19 related shutdowns, have now largely resolved.
We have also taken various actions to de-risk our business in light of the ongoing uncertainty. For example, we are largely building semiconductor products to order, instead of based on customer forecasts. In addition, during the fourth fiscal quarter, we continued to strengthen our balance sheet, including closely managing working capital and reducing our total debt outstanding.
Overall, in light of the changing nature and continuing uncertainty around the COVID-19 pandemic, our ability to predict the impact of COVID-19 on our business in future periods remains limited. The effects of the pandemic on our business are unlikely to be fully realized, or reflected in our financial results, until future periods.
Fiscal Year Highlights
Highlights during fiscal year 2020 include the following:
•We acquired the Symantec Corporation Enterprise Security business (the “Symantec Business”).
•We generated $12,061 million of cash from operations.
•We paid $5,534 million in cash dividends.
Acquisitions and Divestitures
The discussion and analysis in this section and the accompanying consolidated financial statements include the results of operations of acquired companies commencing on their respective acquisition dates.
Acquisition of Symantec Corporation’s Enterprise Security Business
On November 4, 2019, we completed the purchase and assumption of certain assets and certain liabilities, respectively, of the Symantec Business for $10.7 billion in cash (the “Symantec Asset Purchase”). We financed this acquisition with the net proceeds from the borrowings under the November 2019 Term Loans, as defined in Note 10. “Borrowings” included in Part II, Item 8 of this Annual Report on Form 10-K.
Acquisition of CA, Inc.
On November 5, 2018, we acquired CA, Inc. (“CA”) for $18.8 billion in aggregate cash purchase consideration and assumed $2.25 billion of outstanding unsecured bonds (the “CA Merger”). We financed the CA Merger with $18 billion of term loans, as well as cash on hand of the combined companies. We also assumed all eligible unvested CA equity awards in the transaction. On December 31, 2018, we sold Veracode, Inc. (“Veracode”), a subsidiary of CA and provider of application security testing solutions, to Thoma Bravo, LLC for cash consideration of $950 million, before working capital adjustments.
Acquisition of Brocade Communications Systems, Inc.
On November 17, 2017, we acquired Brocade Communications Systems, Inc. (“Brocade”) for $6.0 billion in cash, including retirement of their term loan debt, which we financed using the net proceeds from the issuance of our senior unsecured notes, issued in October 2017, as well as cash on hand. We also assumed all eligible unvested Brocade equity awards in the transaction. On December 1, 2017, we sold certain Brocade business for an aggregate of $800 million in cash.
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

Original equipment manufacturers (“OEMs”), or their contract manufacturers, and distributors typically account for the substantial majority of our semiconductor sales. To serve customers around the world, we have strategically developed relationships with large global electronic component distributors, complemented by a number of regional distributors with customer relationships based on their respective product ranges. We also sell our products to a wide variety of OEMs or their contract manufacturers. We have established strong relationships with leading OEM customers across multiple target markets. Our direct sales force focuses on supporting our large OEM customers and has specialized product and service knowledge that enables us to sell specific offerings at key levels throughout a customer’s organization. Certain customers require us to contract with them directly and with specified intermediaries, such as contract manufacturers. Many of our major customer relationships have been in place for many years and are often the result of years of collaborative product development. This has enabled us to build our extensive intellectual property (“IP”) portfolio and develop critical expertise regarding our customers’ requirements, including substantial system-level knowledge. This collaboration has provided us with key insights into our customers' businesses and has enabled us to be more efficient and productive and to better serve our target markets and customers. We recognize revenue upon delivery of product to the distributors, which can cause our quarterly net revenue to fluctuate significantly. Such revenue is reduced for estimated returns and distributor allowances.
Our traditional software customers generally consist of large enterprises that have computing environments from multiple vendors and are highly complex. We believe our enterprise-wide license model will continue to offer our customers reduced complexity, more flexibility and an easier renewal process that will help drive revenue growth.
Costs and Expenses
Cost of products sold.  Cost of products sold consists primarily of the costs for semiconductor wafers and other materials, as well as the costs of assembling and testing those products and materials. Such costs include personnel and overhead related to our manufacturing operations, which include stock-based compensation expense; related occupancy; computer services; equipment costs; manufacturing quality; order fulfillment; warranty adjustments; inventory adjustments, including write-downs for inventory obsolescence; and acquisition costs, which include direct transaction costs and acquisition-related costs.
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
Amortization of acquisition-related intangible assets.  In connection with our acquisitions, we recognize intangible assets that are being amortized over their estimated useful lives. We also recognize goodwill, which is not amortized, and in-process research and development (“IPR&D”), which is initially capitalized as an indefinite-lived intangible asset, in connection with the acquisitions. Upon completion of each underlying project, IPR&D assets are reclassified as amortizable purchased intangible assets and amortized over their estimated useful lives.
Restructuring, impairment and disposal charges. Restructuring, impairment and disposal charges consist primarily of compensation costs associated with employee exit programs, alignment of our global manufacturing operations, rationalizing product development program costs, facility and lease abandonments, fixed asset impairment, IPR&D impairment, and other exit costs, including curtailment of service or supply agreements.

Interest expense.  Interest expense includes coupon interest, commitment fees, accretion of original issue discount, amortization of debt premiums and debt issuance costs, and expenses related to debt modifications or extinguishments.
Other income, net.  Other income, net includes interest income, gains or losses on investments, foreign currency remeasurement, and other miscellaneous items.
Provision for (benefit from) income taxes.  We have structured our operations to maximize the benefit from tax incentives extended to us in various jurisdictions to encourage investment or employment. Our tax incentives from the Singapore Economic Development Board provide that any qualifying income earned in Singapore is subject to tax incentives or reduced rates of Singapore income tax. Subject to our compliance with the conditions specified in these incentives and legislative developments, these Singapore tax incentives are presently expected to expire in November 2025. The corporate income tax rate in Singapore that would otherwise apply to us would be 17%. We also have a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028.
Each tax incentive and tax holiday is also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with any such operating conditions specified, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. We may elect to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. Before taking into consideration the effects of the U.S. Tax Cuts and Jobs Act (“2017 Tax Reform Act”) and other indirect tax impacts, the effect of these tax incentives and tax holiday was to increase the benefit from income taxes by approximately $833 million, $923 million and $590 million for fiscal years 2020, 2019 and 2018, respectively.
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
The 2017 Tax Reform Act made significant changes to the U.S. Internal Revenue Code, including (1) a decrease in the U.S. corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, (2) the accrual of U.S. income tax on foreign earnings when earned, allowing certain foreign dividends to then be tax-exempt, rather than deferring such income tax payments until the foreign earnings are repatriated into the U.S., and (3) the transition tax on the mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations (the “Transition Tax”). Following the enactment of the 2017 Tax Reform Act, the Securities and Exchange Commission (“SEC”), issued guidance for situations when there is insufficient information to complete the accounting for certain income tax effects of the 2017 Tax Reform Act. Based on our interpretation of the 2017 Tax Reform Act and the SEC’s guidance, we recognized an income tax benefit of $7,278 million during fiscal year 2018. During fiscal year 2019 we recorded an income tax provision of $113 million from a change in estimate of our fiscal year 2018 benefit as a result of proposed U.S. Treasury regulations issued in fiscal year 2019 related to the 2017 Tax Reform Act. We also recognized an income tax benefit of $1,162 million in fiscal year 2018 primarily as a result of our redomiciliation to the United States in April 2018.
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
Business combinations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash flows from product sales, customer contracts and acquired technologies, revenue growth rate, customer ramp-up period, technology obsolescence rates, expected costs to develop IPR&D into commercially viable products, estimated cash flows from the projects when completed, and discount rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.
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
We assess the impairment of long-lived assets including purchased IPR&D, property, plant and equipment, and intangible assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or (iii) significant negative industry or economic trends. The process of evaluating the potential impairment of long-lived assets under the accounting guidance on property, plant and equipment and other intangible assets is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects of our business or the part of our business that the long-lived asset relates to. We also consider market factors specific to the business and estimate future cash flows to be generated by the business, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the long-lived asset stated on our consolidated balance sheets to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as the real estate market, industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.
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
Income taxes. Significant management judgment is required in developing our provision for or benefit from income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If we determine that a valuation allowance is required, such adjustment to the deferred tax assets would increase our tax expense in the period in which such determination is made. Conversely, if we determine that a valuation allowance exceeds our requirement, such adjustment to the deferred tax assets would decrease tax expense in the period in which such determination is made. In evaluating the exposure associated with various tax filing positions, we accrue an income tax liability when such positions do not meet the more likely than not threshold for recognition.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes, interest, and penalties will be due. If our estimate of income tax liabilities proves to be less than the actual amount ultimately assessed, a further charge to tax expense would be required. If the payment of these amounts ultimately proves to be unnecessary, the reversal of the accrued liabilities would result in tax benefits being recognized in the period when we determine the liabilities no longer exist.

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
For our U.S. and non-U.S. plans, we use October 31, the month end closest to our fiscal year end, as the annual discount rate measurement date to determine the present value of future benefit payments. The U.S. discount rates are based on the results of matching expected plan benefit payments with cash flows from a hypothetical yield curve constructed with high-quality corporate bond yields. The discount rate for non-U.S. plans was based either on published rates for government bonds or use of a hypothetical yield curve constructed with high-quality corporate bond yields, depending on the availability of sufficient quantities of quality corporate bonds. Lower discount rates increase present values of the pension liabilities and subsequent year pension expense; higher discount rates decrease present values of the pension liabilities and subsequent year pension expense.
The U. S. expected rate of return on plan assets is set equal to the discount rate due to the implementation of our fully-matched, liability-driven investment strategy.
Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experiences. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating the U.S. pension and post-retirement benefit obligations. Each change of 25 basis points in the discount rate assumption would have had an estimated $40 million impact on the benefit obligations as of the fiscal year 2020 measurement date. Each change of 25 basis points in the discount rate assumption or expected rate of return assumption would not have a material impact on annual net retirement benefit costs for the fiscal year ending October 31, 2021 (“fiscal year 2021”).
Stock-based compensation expense.  Stock-based compensation expense consists of expense for restricted stock units (“RSUs”) and stock options granted to employees and non-employees or assumed from acquisitions as well as expense associated with Broadcom employee stock purchase plan (“ESPP”). We recognize compensation expense for time-based stock options and ESPP rights based on the estimated grant-date fair value method required under the authoritative guidance using the Black-Scholes valuation model.
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
Fiscal Year Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal years 2020 and 2019 consisted of 52 weeks. Fiscal year 2018 consisted of 53 weeks.
The financial statements included in Part II, Item 8. of this Annual Report on Form 10-K are presented in accordance with GAAP and expressed in U.S. dollars.

Results of Operations
Fiscal Year 2020 Compared to Fiscal Year 2019
The following table sets forth our results of operations for the periods presented:

	Fiscal Year Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$17,435	$18,117	73%	80%
Subscriptions and services	6,453	4,480	27	20
Total net revenue	23,888	22,597	100	100
Cost of revenue:
Cost of products sold	5,892	6,208	25	28
Cost of subscriptions and services	626	515	2	2
Amortization of acquisition-related intangible assets	3,819	3,314	16	15
Restructuring charges	35	77	—	—
Total cost of revenue	10,372	10,114	43	45
Gross margin	13,516	12,483	57	55
Research and development	4,968	4,696	21	21
Selling, general and administrative	1,935	1,709	8	8
Amortization of acquisition-related intangible assets	2,401	1,898	10	8
Restructuring, impairment and disposal charges	198	736	1	3
Total operating expenses	9,502	9,039	40	40
Operating income	$4,014	$3,444	17%	15%
Net Revenue
Historically, a relatively small number of customers has accounted for a significant portion of our net revenue. Sales of products to distributors accounted for 42% and 46% of our net revenue for fiscal years 2020 and 2019, respectively. Direct sales to WT Microelectronics, a distributor, accounted for 13% and 17% of our net revenue for fiscal years 2020 and 2019, respectively. We believe our aggregate sales to our top five end customers through all channels accounted for more than 30% of our net revenue for each of our fiscal years 2020 and 2019. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 15% and 20% of our net revenue for fiscal years 2020 and 2019, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose net revenue by country based on the geographic shipment or delivery location specified by distributors, OEMs, contract manufacturers, channel partners, or software customers. In each of fiscal years 2020 and 2019, approximately 35% of our net revenue came from shipments or deliveries to China (including Hong Kong), compared to approximately 50% for fiscal year 2018. However, the end customers for either our products or for the end products into which our products are incorporated, are frequently located in countries other than China (including Hong Kong). As a result, we believe that a substantially smaller percentage of our net revenue is ultimately dependent on sales of either our product or our customers’ product incorporating our product, to end customers located in China (including Hong Kong).

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Year Ended
Net Revenue by Segment	November 1, 2020	November 3, 2019	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$17,267	$17,441	$(174)	(1)%
Infrastructure software	6,621	5,156	1,465	28%
Total net revenue	$23,888	$22,597	$1,291	6%

	Fiscal Year Ended
Net Revenue by Segment	November 1, 2020	November 3, 2019

	(As a percentage of net revenue)
Semiconductor solutions	72%	77%
Infrastructure software	28	23
Total net revenue	100%	100%
Our total net revenue increased primarily due to contributions from the Symantec enterprise security solutions in fiscal year 2020 compared to the prior fiscal year. Net revenue from our semiconductor solutions segment decreased primarily due to delays in the production ramp of a new mobile handset by a major customer that resulted in lower than expected shipments in the year, partially offset by higher demand for our networking and storage products. Net revenue from our infrastructure software segment increased primarily due to contributions from our Symantec enterprise security solutions.
Gross Margin
Gross margin was $13,516 million, or 57% of net revenue, for fiscal year 2020, compared to $12,483 million, or 55% of our net revenue, for fiscal year 2019. The increase was primarily due to contributions from our Symantec enterprise security solutions, as well as favorable product mix within our semiconductor solutions segment, compared to the corresponding prior fiscal year.
Research and Development Expense
Research and development expense increased $272 million, or 6%, in fiscal year 2020, compared to the prior fiscal year. The increase was primarily due to our acquisition of the Symantec Business, partially offset by a decrease in stock-based compensation expense resulting from restructuring actions.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $226 million, or 13%, in fiscal year 2020, compared to the prior fiscal year. The increase was primarily due to our acquisition of the Symantec Business and associated acquisition-related costs, partially offset by a decrease in compensation expense, including stock-based compensation, resulting from restructuring actions.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses increased $503 million, or 27%, in fiscal year 2020, compared to the prior fiscal year. The increase was primarily due to the addition of amortization of intangible assets as a result of our acquisition of the Symantec Business.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges included in operating expenses decreased $538 million, or 73%, in fiscal year 2020, compared to the prior fiscal year. The decrease was primarily due to higher employee termination costs, as well as lease and other exit costs resulting from the CA Merger, in the prior fiscal year.

Segment Operating Results

	Fiscal Year Ended
Operating Income (Loss)	November 1, 2020	November 3, 2019	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$8,576	$8,538	$38	—%
Infrastructure software	4,363	3,391	972	29%
Unallocated expenses	(8,925)	(8,485)	(440)	5%
Total operating income	$4,014	$3,444	$570	17%
Operating income from our semiconductor solutions segment increased slightly, primarily due to higher demand for storage products, largely offset by delays in the production ramp of a new mobile handset by a major customer, which resulted in lower than expected shipments in the year. Operating income from our infrastructure software segment increased primarily due to contributions from our Symantec enterprise security solutions.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; acquisition-related costs; restructuring, impairment and disposal charges; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 5% in fiscal year 2020, compared to the prior year fiscal period, primarily due to higher amortization of acquisition-related intangible assets and acquisition-related costs, partially offset by lower restructuring, impairment and disposal charges and stock-based compensation expense.
Non-Operating Income and Expenses
Interest expense. Interest expense was $1,777 million and $1,444 million for fiscal years 2020 and 2019, respectively. The increase was primarily due to the increase in debt associated with the financing of our acquisition of the Symantec Business, as well as losses on extinguishment of debt related to refinancing activities during fiscal year 2020.
Other income, net. Other income, net, which includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items, was $206 million and $226 million for fiscal years 2020 and 2019, respectively. The decrease was primarily due to lower gains on investments, partially offset by a $116 million one-time gain from the lapse of a tax indemnification arrangement.
Benefit from income taxes. Benefit from income taxes was $518 million and $510 million for fiscal years 2020 and 2019, respectively. The benefit from income taxes in fiscal year 2020 was primarily due to the jurisdictional mix of income and expense, the recognition of gross uncertain tax benefits as a result of lapses of statues of limitations, the remeasurement of certain foreign deferred tax assets and liabilities, and excess benefit from stock-based awards. The benefit from income taxes in fiscal year 2019 was primarily due to excess tax benefits from stock-based awards, the recognition of gross uncertain tax benefits as a result of audit settlements and lapses of statutes of limitations, deferred tax remeasurement in state and foreign jurisdictions, internal reorganizations, and the partial release of our valuation allowance as a result of the CA Merger. This was partially offset by a change in estimate of our fiscal year 2018 provision resulting from regulations issued related to the 2017 Tax Reform Act.

Fiscal Year 2019 Compared to Fiscal Year 2018
The following table sets forth our results of operations for the periods presented:

	Fiscal Year Ended
Statements of Operations Data:	November 3, 2019	November 4, 2018	November 3, 2019	November 4, 2018

	(In millions)		(As a percentage of net revenue)
Net revenue:
Products	$18,117	$19,754	80%	95%
Subscriptions and services	4,480	1,094	20	5
Total net revenue	22,597	20,848	100	100
Cost of revenue:
Cost of products sold	6,208	6,924	28	33
Cost of subscriptions and services	515	97	2	1
Purchase accounting effect on inventory	—	70	—	—
Amortization of acquisition-related intangible assets	3,314	3,004	15	14
Restructuring charges	77	20	—	—
Total cost of revenue	10,114	10,115	45	48
Gross margin	12,483	10,733	55	52
Research and development	4,696	3,768	21	18
Selling, general and administrative	1,709	1,056	8	5
Amortization of acquisition-related intangible assets	1,898	541	8	3
Restructuring, impairment and disposal charges	736	219	3	1
Litigation settlements	—	14	—	—
Total operating expenses	9,039	5,598	40	27
Operating income	$3,444	$5,135	15%	25%
The following tables set forth net revenue by segment for the periods presented:
Net Revenue

	Fiscal Year Ended
Net Revenue by Segment	November 3, 2019	November 4, 2018	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$17,441	$19,068	$(1,627)	(9)%
Infrastructure software	5,156	1,780	3,376	190%
Total net revenue	$22,597	$20,848	$1,749	8%

	Fiscal Year Ended
Net Revenue by Segment	November 3, 2019	November 4, 2018

	(As a percentage of net revenue)
Semiconductor solutions	77%	92%
Infrastructure software	23	8
Total net revenue	100%	100%
Our total net revenue increased primarily due to the CA Merger in fiscal year 2019. Net revenue from our semiconductor solutions segment decreased due to lower demand for our wireless content in mobile handsets, as well as lower demand for our broadband, optocoupler, set-top box and server storage connectivity products. Fiscal year 2018 semiconductor solutions revenue benefited from a later than typical new mobile handset ramp with a major customer in the first quarter, which resulted in higher shipments in that quarter, as well as an extra week in the fiscal year as compared to fiscal year 2019. Net revenue from our infrastructure software segment increased primarily due to contributions from our mainframe and enterprise software solutions.
Gross Margin
Gross margin was $12,483 million, or 55% of net revenue, for fiscal year 2019 compared to $10,733 million, or 52% of net revenue, for fiscal year 2018. The increase in gross margin was primarily due to contributions from our mainframe and enterprise software solutions and favorable product mix within our semiconductor solutions segment, compared to the prior fiscal year, partially offset by higher amortization of acquisition-related intangible assets and restructuring charges as a result of the CA Merger and higher stock-based compensation expense.
Research and Development Expense
Research and development expense increased $928 million, or 25%, in fiscal year 2019, compared to the prior fiscal year. Research and development expense as a percentage of net revenue was 21% and 18% for fiscal years 2019 and 2018, respectively. The increase was primarily due to the CA Merger and higher stock-based compensation expense, offset by lower variable employee compensation expense. Stock-based compensation expense increased primarily due to the issuance of the multi-year equity grants of time- and market-based RSUs (the “Multi-Year Equity Awards”) in the first quarter of fiscal year 2019, the impact of the change from annual to quarterly vesting of equity awards and the assumed CA equity awards. Our stock-based compensation expense for fiscal year 2019 included employee equity awards granted at higher grant-date fair values than those granted in prior years, which also contributed to the increase.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $653 million, or 62%, in fiscal year 2019, compared to the prior fiscal year. Selling, general and administrative expense as a percentage of net revenue was 8% and 5% for fiscal years 2019 and 2018, respectively. The increase was primarily due to the CA Merger and higher stock-based compensation expense. Stock-based compensation expense increased primarily due to the issuance of the Multi-Year Equity Awards, the impact of the change from annual to quarterly vesting of equity awards and the assumed CA equity awards.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses increased $1,357 million, or 251%, in fiscal year 2019, compared to the prior fiscal year. The increase was primarily due to the addition of amortization of intangible assets acquired in the CA Merger.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges included in operating expenses increased $517 million, or 236%, in fiscal year 2019, compared to the prior fiscal year. The increase was primarily due to employee termination costs, as well as lease and other exit costs resulting from the CA Merger.
Segment Operating Results

	Fiscal Year Ended
Operating Income by Segment	November 3, 2019	November 4, 2018	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$8,538	$9,253	$(715)	(8)%
Infrastructure software	3,391	1,157	2,234	193%
Unallocated expenses	(8,485)	(5,275)	(3,210)	61%
Total operating income	$3,444	$5,135	$(1,691)	(33)%
Operating income from our semiconductor solutions segment decreased primarily due to lower demand for our wireless content in mobile handsets, as well as lower demand for our optocoupler, broadband, server storage connectivity and set-top box products. Fiscal year 2018 semiconductor solutions operating income benefited from a later than typical new mobile handset ramp with a major customer in the first quarter, which resulted in higher shipments in that quarter, as well as an extra week in the fiscal year as compared to fiscal year 2019. Operating income from our infrastructure software segment increased primarily due to contributions from our mainframe and enterprise software solutions.

Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; acquisition-related costs; restructuring, impairment and disposal charges; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 61% in fiscal year 2019, compared to the prior fiscal year, primarily due to higher amortization of acquisition-related intangible assets, stock-based compensation expense, and restructuring, impairment and disposal charges primarily related to the CA Merger.
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
Benefit from income taxes. Benefit from income taxes was $510 million and $8,084 million for fiscal years 2019 and 2018, respectively. The benefit from income taxes in fiscal year 2019 was primarily due to excess benefit from stock-based awards, the recognition of gross unrecognized tax benefits as a result of audit settlements and lapses of statutes of limitations net of increases in balances related to tax positions taken during the current year, benefit from deferred tax measurement in state and foreign jurisdictions, benefit related to internal reorganizations, and benefit from the partial release of our valuation allowance as a result of the CA Merger, partially offset from a change in estimate of our fiscal year 2018 provision resulting from regulations issued related to the 2017 Tax Reform Act. The benefit from income taxes in fiscal year 2018 was primarily due to income tax benefits recognized from the enactment of the 2017 Tax Reform Act and as a result of our redomiciliation to the United States on April 4, 2018.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our primary liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of November 1, 2020 consisted of: (i) $7,618 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $5 billion unsecured revolving credit facility (the “Revolving Facility”). In addition, we may also generate cash from the sale of assets and debt or equity financing from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our outstanding indebtedness and (vi) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
We believe that our cash and cash equivalents on hand, cash flows from operations, and the Revolving Facility will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months. We expect a slight increase in capital expenditures in fiscal year 2021 as compared to fiscal year 2020.
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
In addition, we may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash tenders and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such tenders, exchanges or purchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Working Capital
Working capital increased to $5,524 million at November 1, 2020 from $3,018 million at November 3, 2019. The increase was attributable to the following:
•Cash and cash equivalents increased to $7,618 million at November 1, 2020 from $5,055 million at November 3, 2019, primarily due to $27,802 million in proceeds from long-term borrowings, $12,061 million in net cash provided by operating activities, and $218 million in proceeds from the sales of businesses, partially offset by $20,099 million of debt repayments, $10,700 million paid for the Symantec Asset Purchase, $5,534 million of dividend payments and $765 million in payments of employee withholding taxes related to net share settled equity awards. See the “Cash Flows” section below for further details.
•Current portion of long-term debt decreased $1,960 million primarily due to repayment of certain debt, partially offset by additional amounts coming due within twelve months.
•Other current assets increased to $977 million at November 1, 2020 from $729 million at November 3, 2019, primarily due to increases in prepaid taxes and short-term investments.
•Inventory increased to $1,003 million at November 1, 2020 from $874 million at November 3, 2019, primarily due to timing of customer product ramps.
These increases in working capital were offset in part by the following:
•Other current liabilities increased to $3,831 million at November 1, 2020 from $2,616 million at November 3, 2019, primarily due to increases in contract liabilities, interest payable, taxes payable, and lease liabilities resulting from the adoption of Accounting Standard Codification Topic 842 (“Topic 842”), partially offset by repayments of notional pooling liabilities.
•Accounts receivable decreased to $2,297 million at November 1, 2020 from $3,259 million at November 3, 2019, primarily due to revenue linearity and additional receivables sold through factoring arrangements.
•Employee compensation and benefits increased to $877 million at November 1, 2020 from $641 million at November 3, 2019, primarily due to the employee bonus plan.
Working capital decreased to $3,018 million at November 3, 2019 from $6,769 million at November 4, 2018. The decrease was attributable to the following:
•Accounts receivable decreased to $3,259 million at November 3, 2019 from $3,325 million at November 4, 2018, primarily due to a higher volume of trade accounts receivable factoring, partially offset by higher revenue.
•Inventory decreased to $874 million at November 3, 2019 from $1,124 million at November 4, 2018, primarily due to our continued focus on inventory management.
•Current portion of long-term debt increased $2,787 million primarily due to certain unsecured senior notes becoming due within the next twelve months.
•Other current liabilities increased to $2,616 million at November 3, 2019 from $812 million at November 4, 2018, primarily due to the CA Merger and increases in contract liabilities from the adoption of Topic 606, notional pooling liabilities, restructuring reserves, taxes payable and interest payable.
These decreases in working capital were offset in part by the following:
•Cash and cash equivalents increased to $5,055 million at November 3, 2019 from $4,292 million at November 4, 2018 primarily due to $30,034 million in proceeds from long-term borrowings, $9,697 million in net cash provided by operating activities, $3,679 million of Mandatory Convertible Preferred Stock issuance proceeds and $957 million in proceeds from sale of Veracode, partially offset by $16,800 million of debt repayments, $16,027 million paid for the CA Merger, $5,435 million of common stock repurchases, $4,235 million of dividend payments, and $972 million in payments of employee withholding taxes related to net share settled equity awards. See the “Cash Flows” section below for further details.
•Other current assets increased to $729 million at November 3, 2019 from $366 million at November 4, 2018, primarily due to assets acquired in the CA Merger and increases in contract assets from adoption of Topic 606 and prepaid taxes.

Capital Returns

	Fiscal Year Ended
Cash Dividends and Distributions Declared and Paid	November 1, 2020	November 3, 2019	November 4, 2018

	(In millions, except per share/unit data)
Dividends per share to common stockholders	$13.00	$10.60	$7.00
Dividends to common stockholders	$5,235	$4,235	$2,921
Dividends per share to preferred stockholders	$80.00	$—	$—
Dividends to preferred stockholders	$299	$—	$—
Distributions per unit to limited partners	$—	$—	$3.50
Distributions to limited partners	$—	$—	$77
Stock repurchases	$—	$5,435	$7,258
During fiscal years 2020, 2019 and 2018, we paid approximately $765 million, $972 million and $56 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 3 million, 4 million and 0.2 million shares of common stock from employees in connection with such net share settlements in fiscal years 2020, 2019 and 2018, respectively.
Pursuant to an $18 billion stock repurchase program previously authorized by our Board of Directors, we repurchased and retired approximately 21 million and 32 million shares of our common stock at a weighted average price of $258.52 and $227.60 during fiscal years 2019 and 2018, respectively. This authorization ended on November 3, 2019.
Cash Flows

	Fiscal Year Ended
	November 1, 2020	November 3, 2019	November 4, 2018

	(In millions)
Net cash provided by operating activities	$12,061	$9,697	$8,880
Net cash used in investing activities	(11,109)	(15,422)	(4,674)
Net cash provided by (used in) financing activities	1,611	6,488	(11,118)
Net change in cash and cash equivalents	$2,563	$763	$(6,912)

Operating Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $2,364 million increase in cash provided by operations during fiscal year 2020 compared to fiscal year 2019 was due to higher cash flows from net income adjusted for non-cash items and changes in the operating assets and liabilities.
The $817 million increase in cash provided by operations during fiscal year 2019 compared to fiscal year 2018 was primarily due to changes in operating assets and liabilities. Cash flows from net income adjusted for non-cash items were relatively flat as higher net income in fiscal year 2018 reflected a significant non-cash income tax benefit, principally resulting from the enactment of the 2017 Tax Reform Act and the impact from our redomiciliation to the United States in fiscal year 2018.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions, capital expenditures and investments, and proceeds from sales of businesses and assets. The $4,313 million decrease in cash used in investing activities for fiscal year 2020 compared to fiscal year 2019 was primarily related to a $5,161 million decrease in cash paid for acquisitions, partially offset by $739 million less in proceeds received from sales of businesses.
The $10,748 million increase in cash used in investing activities for fiscal year 2019 compared to fiscal year 2018 was primarily related to $16,027 million paid for the CA Merger in fiscal year 2019, partially offset by proceeds from sales of businesses as well as lower capital expenditures.

Financing Activities
Cash flows from financing activities primarily consisted of net proceeds and payments related to our long-term borrowings, dividend and distribution payments, stock repurchases and the issuances of stock. The $4,877 million decrease in cash provided by financing activities for fiscal year 2020 compared to fiscal year 2019 was primarily due to a $5,531 million decrease in net proceeds from borrowings as a result of debt repayments, the absence of preferred stock issuance which generated $3,679 million net proceeds in fiscal year 2019 and a $1,299 million increase in dividend payments, partially offset by the absence of repurchases of common stock under our repurchase program, which ended in fiscal year 2019, as compared to $5,435 million of repurchases in fiscal year 2019.
The $17,606 million increase in cash related to financing activities for fiscal year 2019 compared to fiscal year 2018 was primarily due to a $14,207 million increase in net proceeds from borrowings, net proceeds of $3,679 million from issuance of preferred stock and a $1,823 million decrease in common stock repurchases under our repurchase program, partially offset by a $1,237 million increase in dividend and distribution payments and a $916 million increase in employee withholding tax payments related to net settled equity awards.
Indebtedness
See Note 10. “Borrowings” included in Part II, Item 8. of this Annual Report on Form 10-K.
Summarized Obligor Group Financial Information
Pursuant to the indentures dated May 21, 2020, May 8, 2020, April 9, 2020, and April 5, 2019 (collectively, the “2020 and 2019 Indentures”), Broadcom issued $3,917 million, $8,000 million, $4,500 million, and $11,000 million aggregate principal amount of notes, respectively (collectively, the “2020 and 2019 Senior Notes”). Substantially all of the 2020 and 2019 Senior Notes have been registered with the SEC in connection with an exchange offer that completed on August 10, 2020.
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
Pursuant to indentures dated January 19, 2017 and October 17, 2017 (collectively, the “2017 Indentures”), Broadcom Cayman Finance Limited (subsequently merged into BTI during fiscal year 2019 with BTI remaining as the surviving entity) and BRCM (BRCM and BTI collectively, the “2017 Senior Notes Co-Issuers”) issued $13,550 million and $4,000 million aggregate principal amount of notes, respectively (collectively, the “2017 Senior Notes”). Substantially all of the 2017 Senior Notes have been registered with the SEC.
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
The following tables set forth the summarized financial information of the Obligor Group on a combined basis. This summarized financial information excludes any subsidiaries that are not issuers or guarantors (the “Non-Obligor Group”). Intercompany balances and transactions between members of the Obligor Group have been eliminated.

Summarized Balance Sheets	November 1, 2020

(In millions)
ASSETS
Current assets:
Amount due from Non-Obligor Group	$1,889
Other current assets	4,091
Total current assets	$5,980
Long-term assets:
Amount due from Non-Obligor Group, long-term	$8,220
Goodwill	1,360
Other long-term assets	1,318
Total long-term assets	$10,898
LIABILITIES
Current liabilities:
Amount due to Non-Obligor Group	$7,147
Current portion of long-term debt	807
Other current liabilities	601
Total current liabilities	$8,555
Long-term liabilities:
Amount due to Non-Obligor Group, long-term	$—
Long-term debt	39,311
Other long-term liabilities	2,477
Total long-term liabilities	$41,788

Fiscal Year Ended
Summarized Statement of Operations	November 1, 2020

(In millions)
Intercompany revenue with Non-Obligor Group	$1,683
Gross margin	$1,524
Loss from continuing operations (a)	$(1,985)
Net loss	$(1,985)
_________________________________
(a) Included $706 million of net income from the Non-Obligor Group related to intercompany transactions.

Contractual Commitments

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(In millions)
Debt principal, interest and fees	$51,307	$2,286	$7,708	$13,122	$28,191
Purchase commitments	966	894	72	—	—
Other contractual commitments	1,137	248	430	220	239
Operating lease and finance lease obligations	845	141	212	136	356
Total	$54,255	$3,569	$8,422	$13,478	$28,786
Debt Principal, Interest and Fees. Represents principal, estimated interest and fees on our borrowings. For borrowings subject to a floating interest rate, the estimated interest was based on the rate in effect during the last month of the fiscal year ended November 1, 2020.
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
Operating Lease and Finance Lease Obligations. Represents real property and equipment leased from third parties under non-cancelable leasing arrangements.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at November 1, 2020, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $3,185 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our consolidated balance sheet as of November 1, 2020 have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at November 1, 2020 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
Indemnifications
See Note 14. “Commitments and Contingencies” in Part II, Item 8 of this Form 10-K.
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
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Derivative Instruments
From time to time, we use foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates, which result from our global operating and financing activities. Gains and losses from foreign currency transactions, as well as derivative instruments, were not significant for any period presented in the consolidated financial statements included in this Form 10-K. As of November 1, 2020, we did not have any outstanding foreign exchange forward contracts.
European Debt Exposures
We actively monitor our exposure to the European financial markets, including the impact of sovereign debt issues. We also seek to mitigate our risk by investing in fixed deposits with various financial institutions and we limit the amount we hold with any one institution. We do not have any direct investments in the sovereign debt of European countries. From time to time, we may have deposits with major European financial institutions. We also seek to mitigate collection risks from our customers by performing regular credit evaluations of our customers’ financial condition. As of November 1, 2020, we do not believe that we have any material direct or indirect exposure to the European financial markets.
Interest Rate Risk
As of November 1, 2020, we had $5.9 billion of outstanding term loans, which are subject to floating interest rates. A 1% change in the interest rate would affect interest expense on our term loans by approximately $59 million over the next 12 months.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BROADCOM INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Broadcom Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Broadcom Inc. and its subsidiaries (the “Company”) as of November 1, 2020 and November 3, 2019, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended November 1, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of November 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 1, 2020 and November 3, 2019, and the results of its operations and its cash flows for each of the three years in the period ended November 1, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Developed Technology and Customer Contracts and Related Relationships Intangible Assets Acquired - Symantec Corporation Enterprise Security Business

As described in Notes 2 and 4 to the consolidated financial statements, the Company completed the purchase of certain assets and assumption of certain liabilities of the Symantec Corporation Enterprise Security business on November 4, 2019 for $10.7 billion in cash, of which $2.9 billion of finite-lived developed technology and $2.4 billion of finite-lived customer contracts and related relationships intangible assets were recorded. Management valued the developed technology using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. Management valued the customer contracts and related relationships using the with-and-without-method under the income approach. In this method, the fair value was measured by the difference between the present values of the cash flows with and without the existing customers in place over the period of time necessary to reacquire the customers. Significant estimates and assumptions in estimating the fair value of the developed technology and the customer contracts and related relationships include future expected cash flows from product sales, customer contracts and acquired technologies, revenue growth rate, customer ramp-up period, technology obsolescence rates, and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of the developed technology and the customer contracts and related relationships intangible assets acquired in the Symantec Corporation Enterprise Security business acquisition is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of the developed technology and the customer contracts and related relationships due to the significant judgment by management when developing these estimates, (ii) the significant audit effort in evaluating the significant assumptions relating to the valuation of the developed technology and the customer contracts and related relationships related to the revenue growth rate, the customer ramp-up period, the technology obsolescence rates, and the discount rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology and the customer contracts and related relationships and controls over development of the assumptions related to the revenue growth rate, the customer ramp-up period, the technology obsolescence rates, and the discount rates. These procedures also included, among others, reading the purchase agreement and testing management’s process for determining the fair value of these intangible assets, including evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of data used in the methods, and evaluating the reasonableness of the significant assumptions related to the revenue growth rate, the customer ramp-up period, the technology obsolescence rates, and the discount rates. Evaluating the reasonableness of the revenue growth rate and the customer ramp-up period involved considering the past performance of the acquired business and industry data. Evaluating the reasonableness of the technology obsolescence rates involved considering the past performance of the acquired business and benchmarking of peer companies. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of valuation methods and the reasonableness of the customer ramp-up period, the technology obsolescence rates, and the discount rates.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 18, 2020
We have served as the Company’s auditor since 2006.

BROADCOM INC.
CONSOLIDATED BALANCE SHEETS

	November 1, 2020	November 3, 2019

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$7,618	$5,055
Trade accounts receivable, net	2,297	3,259
Inventory	1,003	874
Other current assets	977	729
Total current assets	11,895	9,917
Long-term assets:
Property, plant and equipment, net	2,509	2,565
Goodwill	43,447	36,714
Intangible assets, net	16,782	17,554
Other long-term assets	1,300	743
Total assets	$75,933	$67,493
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$836	$855
Employee compensation and benefits	877	641
Current portion of long-term debt	827	2,787
Other current liabilities	3,831	2,616
Total current liabilities	6,371	6,899
Long-term liabilities:
Long-term debt	40,235	30,011
Other long-term liabilities	5,426	5,613
Total liabilities	52,032	42,523
Commitments and contingencies (Note 14)
Preferred stock dividend obligation	27	29
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; 8.00% Mandatory Convertible Preferred Stock, Series A, 4 shares issued and outstanding; aggregate liquidation value of $3,738 as of November 1, 2020 and November 3, 2019	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 407 and 398 shares issued and outstanding as of November 1, 2020 and November 3, 2019, respectively	—	—
Additional paid-in capital	23,982	25,081
Retained earnings	—	—
Accumulated other comprehensive loss	(108)	(140)
Total stockholders’ equity	23,874	24,941
Total liabilities and equity	$75,933	$67,493
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	November 1, 2020	November 3, 2019	November 4, 2018

	(In millions, except per share data)
Net revenue:
Products	$17,435	$18,117	$19,754
Subscriptions and services	6,453	4,480	1,094
Total net revenue	23,888	22,597	20,848
Cost of revenue:
Cost of products sold	5,892	6,208	6,924
Cost of subscriptions and services	626	515	97
Purchase accounting effect on inventory	—	—	70
Amortization of acquisition-related intangible assets	3,819	3,314	3,004
Restructuring charges	35	77	20
Total cost of revenue	10,372	10,114	10,115
Gross margin	13,516	12,483	10,733
Research and development	4,968	4,696	3,768
Selling, general and administrative	1,935	1,709	1,056
Amortization of acquisition-related intangible assets	2,401	1,898	541
Restructuring, impairment and disposal charges	198	736	219
Litigation settlements	—	—	14
Total operating expenses	9,502	9,039	5,598
Operating income	4,014	3,444	5,135
Interest expense	(1,777)	(1,444)	(628)
Impairment on investment	—	—	(106)
Other income, net	206	226	144
Income from continuing operations before income taxes	2,443	2,226	4,545
Benefit from income taxes	(518)	(510)	(8,084)
Income from continuing operations	2,961	2,736	12,629
Loss from discontinued operations, net of income taxes	(1)	(12)	(19)
Net income	2,960	2,724	12,610
Dividends on preferred stock	(297)	(29)	—
Net income attributable to noncontrolling interest	—	—	(351)
Net income attributable to common stock	$2,663	$2,695	$12,259

Basic income per share attributable to common stock:
Income per share from continuing operations	$6.62	$6.80	$29.37
Loss per share from discontinued operations	—	(0.03)	(0.04)
Net income per share	$6.62	$6.77	$29.33

Diluted income per share attributable to common stock:
Income per share from continuing operations	$6.33	$6.46	$28.48
Loss per share from discontinued operations	—	(0.03)	(0.04)
Net income per share	$6.33	$6.43	$28.44

Weighted-average shares used in per share calculations:
Basic	402	398	418
Diluted	421	419	431
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	November 1, 2020	November 3, 2019	November 4, 2018

	(In millions)
Net income	$2,960	$2,724	$12,610
Other comprehensive income (loss), net of tax:
Change in actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	24	(24)	(8)
Other comprehensive income (loss), net of tax	24	(24)	(8)
Comprehensive income	2,984	2,700	12,602
Comprehensive income attributable to noncontrolling interest	—	—	351
Comprehensive income attributable to Broadcom Inc. stockholders	$2,984	$2,700	$12,251
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	November 1, 2020	November 3, 2019	November 4, 2018

	(In millions)
Cash flows from operating activities:
Net income	$2,960	$2,724	$12,610
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	6,335	5,239	3,566
Depreciation	570	569	515
Stock-based compensation	1,976	2,185	1,227
Deferred taxes and other non-cash taxes	(1,142)	(934)	(8,270)
Impairment on investment	—	—	106
Loss on debt extinguishment	169	28	—
Non-cash restructuring, impairment and disposal charges	44	133	21
Non-cash interest expense	108	69	24
Other	(52)	(132)	37
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	981	486	(652)
Inventory	(31)	250	417
Accounts payable	(3)	(42)	(325)
Employee compensation and benefits	217	(294)	6
Contributions to defined benefit pension plans	—	—	(130)
Other current assets and current liabilities	331	(283)	369
Other long-term assets and long-term liabilities	(402)	(301)	(641)
Net cash provided by operating activities	12,061	9,697	8,880
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(10,872)	(16,033)	(4,800)
Proceeds from sales of businesses	218	957	773
Purchases of property, plant and equipment	(463)	(432)	(635)
Proceeds from disposals of property, plant and equipment	12	88	239
Purchases of investments	—	(5)	(249)
Other	(4)	3	(2)
Net cash used in investing activities	(11,109)	(15,422)	(4,674)
Cash flows from financing activities:
Proceeds from long-term borrowings	27,802	28,793	—
Repayment of debt	(18,814)	(16,800)	(973)
Other borrowings, net	(1,285)	1,241	—
Payment of dividends and distributions	(5,534)	(4,235)	(2,998)
Repurchases of common stock - repurchase program	—	(5,435)	(7,258)
Shares repurchased for tax withholdings on vesting of equity awards	(765)	(972)	(56)
Issuance of preferred stock, net	—	3,679	—
Issuance of common stock	276	253	212
Other	(69)	(36)	(45)
Net cash provided by (used in) financing activities	1,611	6,488	(11,118)
Net change in cash and cash equivalents	2,563	763	(6,912)
Cash and cash equivalents at beginning of period	5,055	4,292	11,204
Cash and cash equivalents at end of period	$7,618	$5,055	$4,292
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,408	$1,287	$547
Cash paid for income taxes	$501	$741	$512
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Special Preference Preferred Stock		8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Broadcom Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of October 29, 2017	22	$—	—	$—	409	$—	$20,505	$(129)	$(91)	$20,285	$2,901	$23,186
Net income	—	—	—	—	—	—	—	12,259	—	12,259	351	12,610
Other comprehensive loss	—	—	—	—	—	—	—	—	(8)	(8)	—	(8)
Cumulative effect of accounting change	—	—	—	—	—	—	—	(237)	(16)	(253)	(13)	(266)
Fair value of partially vested equity awards assumed in connection with the acquisition of Brocade Communications Systems, Inc.	—	—	—	—	—	—	8	—	—	8	—	8
Dividends to common stockholders	—	—	—	—	—	—	—	(2,921)	—	(2,921)	—	(2,921)
Distributions by Broadcom Cayman L.P. on exchangeable limited partnership units	—	—	—	—	—	—	—	—	—	—	(77)	(77)
Exchange of exchangeable limited partnership units for common stock and redemption of preferred stock due to the Redomiciliation Transaction	(22)	—	—	—	22	—	3,162	—	—	3,162	(3,162)	—
Common stock issued	—	—	—	—	9	—	212	—	—	212	—	212
Stock-based compensation	—	—	—	—	—	—	1,227	—	—	1,227	—	1,227
Repurchases of common stock	—	—	—	—	(32)	—	(1,773)	(5,485)	—	(7,258)	—	(7,258)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	—	—	—	—	(56)	—	—	(56)	—	(56)
Balance as of November 4, 2018	—	—	—	—	408	—	23,285	3,487	(115)	26,657	—	26,657
Net income	—	—	—	—	—	—	—	2,724	—	2,724	—	2,724
Other comprehensive loss	—	—	—	—	—	—	—	—	(24)	(24)	—	(24)
Cumulative effect of accounting change	—	—	—	—	—	—	—	8	(1)	7	—	7
Fair value of partially vested equity awards assumed in connection with the acquisition of CA, Inc.	—	—	—	—	—	—	67	—	—	67	—	67
Dividends to common stockholders	—	—	—	—	—	—	(880)	(3,355)	—	(4,235)	—	(4,235)
Dividends to preferred stockholders	—	—	—	—	—	—	(29)	—	—	(29)	—	(29)
Common stock issued	—	—	—	—	15	—	253	—	—	253	—	253
Preferred stock issued, net	—	—	4	—	—	—	3,679	—	—	3,679	—	3,679
Stock-based compensation	—	—	—	—	—	—	2,260	—	—	2,260	—	2,260
Repurchases of common stock	—	—	—	—	(21)	—	(2,571)	(2,864)	—	(5,435)	—	(5,435)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	—	—	(4)	—	(983)	—	—	(983)	—	(983)
Balance as of November 3, 2019	—	—	4	—	398	—	25,081	—	(140)	24,941	—	24,941
Net income	—	—	—	—	—	—	—	2,960	—	2,960	—	2,960
Other comprehensive income	—	—	—	—	—	—	—	—	24	24	—	24
Cumulative effect of accounting change	—	—	—	—	—	—	—	(10)	8	(2)	—	(2)
Fair value of partially vested equity awards assumed in connection with an acquisition	—	—	—	—	—	—	1	—	—	1	—	1
Dividends to common stockholders	—	—	—	—	—	—	(2,582)	(2,653)	—	(5,235)	—	(5,235)
Dividends to preferred stockholders	—	—	—	—	—	—	—	(297)	—	(297)	—	(297)
Common stock issued	—	—	—	—	12	—	276	—	—	276	—	276
Stock-based compensation	—	—	—	—	—	—	1,976	—	—	1,976	—	1,976
Shares repurchased for tax withholdings on vesting of equity awards	—	—	—	—	(3)	—	(770)	—	—	(770)	—	(770)
Balance as of November 1, 2020	—	$—	4	$—	407	$—	$23,982	$—	$(108)	$23,874	$—	$23,874
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
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation in the semiconductor industry and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, automate, manage and secure applications across mainframe, distributed, mobile and cloud platforms. We offer a cyber security solutions portfolio, including endpoint, network, information and identity security solutions. We also offer mission critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ended November 1, 2020 (“fiscal year 2020”) was a 52-week fiscal year. The first quarter of our fiscal year 2020 ended on February 2, 2020, the second quarter ended on May 3, 2020 and the third quarter ended on August 2, 2020. Our fiscal year ended November 3, 2019 (“fiscal year 2019”) was a 52-week fiscal year. Our fiscal year ended November 4, 2018 (“fiscal year 2018”) was a 53-week fiscal year, with the first fiscal quarter containing 14 weeks.
On November 4, 2019, we completed the purchase of certain assets and assumption of certain liabilities of the Symantec Corporation Enterprise Security business (the “Symantec Business”). On November 5, 2018, we acquired CA, Inc. (“CA”). On November 17, 2017, we acquired Brocade Communications Systems, Inc. (“Brocade”). The accompanying consolidated financial statements include the results of operations of Symantec Business, CA and Brocade commencing as of their respective acquisition dates. See Note 4. “Acquisitions” for additional information.
Certain reclassifications have been made to the consolidated statement of cash flows for fiscal year 2019. These reclassifications have no impact on previously reported operating, investing or financing cash flows. During the first quarter of fiscal year 2020, we changed our organizational structure, resulting in two reportable segments: semiconductor solutions and infrastructure software. Reclassifications have also been made to segment operating income. Segment results from prior years have been recast to conform to the current presentation. See Note 13. “Segment Information” for additional information. These reclassifications have no impact on previously reported consolidated operating income.
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
Trade accounts receivable, net.  Trade accounts receivable are recognized at the invoiced amount and do not bear interest. Accounts receivable are reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer-specific experience and the aging of such receivables, among other factors. Allowances for doubtful accounts were not material as of November 1, 2020 or November 3, 2019. Accounts receivable are also recognized net of sales returns and distributor credit allowances. These amounts are recognized when it is both probable and estimable that discounts will be granted or products will be returned. Allowances for sales returns and distributor credit allowances as of November 1, 2020 and November 3, 2019 were $174 million and $178 million, respectively.
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
Post-retirement benefit plan assets and liabilities are estimates of benefits that we expect to pay to eligible retirees. We consider various factors in determining the value of our post-retirement benefit plan assets and liabilities, including the number of employees that we expect to receive benefits and other actuarial assumptions.
The key benefit plan assumptions are the discount rate and the expected rate of return on plan assets. The U.S. discount rates are based on the results of matching expected plan benefit payments with cash flows from a hypothetical yield curve constructed with high-quality corporate bond yields. The U.S. expected rate of return on plan assets is set equal to the discount rate due to the implementation of our fully-matched, liability-driven investment strategy. For the non-U.S. plans, we set assumptions specific to each country. We have elected to measure defined benefit pension plan and post-retirement benefit plan assets and liabilities as of October 31, which is the month end that is closest to our fiscal year end.
Derivative instruments.  We use derivative financial instruments, primarily foreign exchange forward contracts, to manage exposure to foreign exchange risk. Our forward contracts generally mature within three months. We do not use derivative financial instruments for speculative or trading purposes.
Outstanding derivatives are recognized as either assets or liabilities at their fair values based on Level 2 inputs as defined in the fair value hierarchy. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and its hedging designation. For derivative instruments designated as fair value hedges, the changes in fair value are recognized in other income, net in the periods of change, and are offset by the changes in fair value of the hedged items. For derivative instruments designated as cash flow hedges, the changes in fair value of the effective portion are initially recognized in other comprehensive income (loss), net of tax in the period of change, and are subsequently reclassified and recognized in other income, net when either the hedged transactions affect earnings or it becomes probable that the hedged transactions will not occur. The changes in the fair value of the ineffective portion of the derivative instruments are recognized in other income, net in the period of change, which have not been material to date. For derivative instruments not designated as hedges, the changes in fair value are recognized in other income, net in the period of change. We did not have any outstanding derivative instruments as of November 1, 2020 or November 3, 2019.
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
Leases. We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluate whether the lease is an operating lease or a finance lease at the commencement date. We recognize right-of-use (“ROU”) assets and lease liabilities for operating and finance leases with terms greater than 12 months. ROU assets represent our right to use an asset for the lease term, while lease liabilities represent our obligation to make lease payments. Operating and finance lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. We use the implicit interest rate or, if not readily determinable, our incremental borrowing rate as of the lease commencement date to determine the present value of lease payments. The incremental borrowing rate is based on our unsecured borrowing rate, adjusted for the effects of collateral. Operating and finance lease ROU assets are recognized net of any lease prepayments and incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized based on the effective-interest method over the lease term.
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
The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:
Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include cash equivalents, banker's acceptances, trading securities investments and investment funds. We measure trading securities investments and investment funds at quoted market prices as they are traded in active markets with sufficient volume and frequency of transactions.
Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified contractual term, a Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include investment in equity securities without readily determinable fair values, goodwill, intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are impaired. Quantitative information for Level 3 assets and liabilities reviewed at each reporting period includes indicators of significant deterioration in the earnings performance, credit rating, asset quality, business prospects of the investee, and financial indicators of the investee's ability to continue as a going concern.
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
Warranty.  We accrue for the estimated costs of product warranties at the time revenue is recognized. Product warranty costs are estimated based upon our historical experience and specific identification of the product requirements, which may fluctuate based on product mix. Additionally, we accrue for warranty costs associated with occasional or unanticipated product quality issues if a loss is probable and can be reasonably estimated.

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
Subscriptions and services. Our subscriptions and services revenue consists of sales and royalties from software arrangements, support services, professional services, transfer of intellectual property (“IP”), and non-recurring engineering (“NRE”) arrangements.
Revenue from software arrangements primarily consists of fees, which may be paid either at contract inception or in installments over the contract term, that provide customers with a right to use the software, access general support and maintenance, and utilize our professional services.
Our software licenses have standalone functionality from which customers derive benefit, and the customer obtains control of the software when it is delivered or made available for download. We believe that for the majority of software arrangements, customers derive significant benefit from the ongoing support we provide. The majority of our subscriptions and services arrangements permit our customers to unilaterally terminate or cancel these arrangements at any time at the customer’s convenience, referred to as termination for convenience provisions, without substantive termination penalty and receive a pro-rata refund of any prepaid fees. Accordingly, we account for arrangements with these termination for convenience provisions as a series of daily contracts, resulting in ratable revenue recognition of software revenue over the contractual period.
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
There are two main categories of NRE contracts that we enter into with our customers: (a) NRE contracts in which we develop a custom chip and (b) NRE contracts in which we accelerate our development of a new chip upon the customer’s request. The majority of our NRE contract revenues meet the over time criteria. As such, revenue is recognized over the development period with the measure of progress using the input method based on costs incurred to total cost (“cost-to-cost”) as the services are provided. For NRE contracts that do not meet the over time criteria, revenue is recognized at a point in time when the NRE services are complete.
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
Other Policies and Judgments
Contract modifications. We may modify contracts to offer customers additional products or services. Each of the additional products and services is generally considered distinct from those products or services transferred to the customer before the modification. We evaluate whether the contract price for the additional products and services reflects the standalone selling price as adjusted for facts and circumstances applicable to that contract. In these cases, we account for the additional products or services as a separate contract. In other cases where the pricing in the modification does not reflect the standalone selling price as adjusted for facts and circumstances applicable to that contract, we account for the additional products or services as part of the existing contract on a prospective basis, on a cumulative catch-up basis, or a combination of both based on the nature of the modification. In instances where the pricing in the modification offers the customer a credit for a prior arrangement, we adjust our variable consideration reserves for returns and other concessions.
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

Shipping and handling costs. Our shipping and handling costs charged to customers are included in net revenue and the associated expense is included in cost of revenue for all periods presented.
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
We recognize net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. If we determine that we are able to realize our deferred income tax assets in the future in excess of their net carrying values, we adjust the valuation allowance and reduce the provision for income taxes or increase the benefit from income taxes. Likewise, if we determine that we are not able to realize all or part of our net deferred tax assets, we increase the provision for income taxes or decrease the benefit from income taxes in the period such determination is made.
We account for uncertainty in income taxes in accordance with the applicable accounting guidance on income taxes. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.
Net income per share. Basic net income per share is computed by dividing net income attributable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common stock by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Diluted shares outstanding include the dilutive effect of unvested RSUs, in-the-money stock options, and ESPP rights (together referred to as “equity awards”), as well as convertible preferred stock and LP Units. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.
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
Recent Accounting Guidance
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”), which requires a lessee to recognize lease assets and lease liabilities on the balance sheet for operating leases. At the beginning of fiscal year 2020, we adopted Topic 842 using the optional adoption method, whereby no adjustment to the financial statements of comparative periods is required. We elected practical expedients which allowed us to account for the lease and non-lease components as a single component. In addition, we elected not to reassess whether any expired or existing contracts contain leases and the corresponding lease classification and initial direct costs. The practical expedients were applied across our lease portfolios. Upon adoption, we recorded net ROU assets of $545 million and lease liabilities of $591 million and there were no cumulative effect adjustments as of November 4, 2019. The net ROU assets included the effect of reclassifying deferred rent and a portion of facilities-related restructuring reserves as an offset in accordance with the transition guidance. The standard did not materially affect the consolidated statement of operations and the consolidated statement of cash flows. See Note 6. “Leases” for further information.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU were effective upon issuance and may be applied through December 31, 2022. This guidance had no impact on our contracts, hedging relationships and other transactions as of November 1, 2020.

3. Revenue from Contracts with Customers
Disaggregation
We have considered (1) information that is regularly reviewed by our Chief Executive Officer, who has been identified as the Chief Operating Decision Maker (the “CODM”) as defined by the authoritative guidance on segment reporting, in evaluating financial performance and (2) disclosures presented outside of our financial statements in our earnings releases and used in investor presentations to disaggregate revenues. The principal category we use to disaggregate revenues is the nature of our products and subscriptions and services, as presented in our consolidated statements of operations. In addition, revenues by reportable segment are presented in Note 13. “Segment Information”.
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Year Ended November 1, 2020
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,775	$14,442	$1,218	$17,435
Subscriptions and services(a)	4,059	881	1,513	6,453
Total	$5,834	$15,323	$2,731	$23,888

	Fiscal Year Ended November 3, 2019
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$2,023	$14,857	$1,237	$18,117
Subscriptions and services(a)	3,126	374	980	4,480
Total	$5,149	$15,231	$2,217	$22,597
________________________________
(a) Subscriptions and services predominantly includes software licenses with termination for convenience clauses.
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose net revenue by region based on the geographic shipment or delivery location specified by our distributors, original equipment manufacturer (“OEM”) customers, contract manufacturers, channel partners, or software customers.
Contract Balances
Contract assets and contract liabilities balances were as follows:

	Contract Assets	Contract Liabilities

	(In millions)
Opening balance November 3, 2019	$259	$1,808

Closing balance November 1, 2020 (a)	$158	$3,443
________________________________
(a) Contract liabilities associated with the Symantec Business were included in the balance as of November 1, 2020.

Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements which may include termination for convenience provisions. The amount of revenue recognized during fiscal year 2020 that was included in the contract liabilities balance as of November 3, 2019 was $1,450 million. The amount of revenue recognized during fiscal year 2019 that was included in the contract liabilities balance as of November 5, 2018, the beginning of our fiscal year 2019, was $200 million.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts for subscriptions and services where the customer is not committed. The customer is not considered committed when termination for convenience without payment of a substantive penalty exists, either contractually or through customary business practice. The majority of our customer software contracts include termination for convenience clauses without a substantive penalty and are accordingly deemed to not be committed. Additionally, as a practical expedient, we have not included contracts that have an original duration of one year or less nor have we included contracts with sales-based and usage-based royalties promised in exchange for a license of IP.
Because the substantial majority of our customer software contracts allow our customers to terminate for convenience without a substantive penalty or have an original duration of one year or less, the total amount of the transaction price allocated to remaining performance obligations as of November 1, 2020 was not material. Since the majority of our software contracts are not deemed to be committed, although our customers generally do not exercise their termination for convenience rights, and the majority of the contracts we execute for products, as well as subscriptions and services, have a duration of one year or less, our remaining performance obligations are not indicative of revenue for future periods.
4. Acquisitions
Acquisition of the Symantec Corporation Enterprise Security Business
On November 4, 2019 (the “Symantec Acquisition Date”), we completed the purchase of the Symantec Business, which was an established leader in cyber security, for $10.7 billion in cash (the “Symantec Asset Purchase”). We acquired the Symantec Business to expand our footprint of mission critical infrastructure software with our existing customer base. The Symantec Business includes a deep and broad mix of products, services and solutions, unifying cloud and on-premises security to provide advanced threat protection and information protection across endpoints, network, email and cloud applications. We financed this acquisition with the net proceeds from borrowings under the November 2019 Term Loans, as defined in Note 10. “Borrowings”.
The following table presents our allocation of the total purchase price:

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
Our results of continuing operations for fiscal year 2020 included $1,610 million of net revenue attributable to the Symantec Business. It was impracticable to determine the effect on net income attributable to the Symantec Business as we had integrated the Symantec Business into our ongoing operations during the year. The results of operations of the Symantec Business were included in our infrastructure software segment. Transaction costs related to the Symantec Asset Purchase of $110 million were included in selling, general and administrative expense for fiscal year 2020.
Intangible Assets

	Fair Value	Weighted-Average Amortization Periods
	(In millions)	(In years)
Developed technology	$2,900	5
Customer contracts and related relationships	2,410	5
Trade name	90	6
Order backlog	11	3
Total identified finite-lived intangible assets	$5,411
Developed technology relates to products used for cyber security solutions, including data loss prevention, endpoint protection, and web, email and cloud security solutions. We valued the developed technology using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
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
We believe the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the Symantec Acquisition Date.

Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if we had completed the Symantec Asset Purchase as of the beginning of fiscal year 2019. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges related to the acquisition and transaction costs. For the fiscal year 2019, non-recurring pro forma adjustments directly attributable to the Symantec Asset Purchase included transaction costs of $136 million. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2019 or of the results of our future operations of the combined business.

	Fiscal Year
	2020	2019

	(In millions)
Pro forma net revenue	$23,264	$24,227
Pro forma net income attributable to common stock	$2,368	$1,265
Other Acquisitions
During the fiscal year ended November 1, 2020, we also completed three other acquisitions qualifying as business combinations for total consideration of $201 million, of which $109 million was allocated to goodwill and $46 million was allocated to intangible assets.
Acquisition of CA, Inc.
On November 5, 2018 (the “CA Acquisition Date”), we completed our acquisition of CA (the “CA Merger”), which was a leading provider of information technology (“IT”) management software and solutions. We acquired CA to enhance our infrastructure software capabilities. We financed the CA Merger with the net proceeds from $18 billion of term loans, as well as with cash on hand of the combined companies.
Purchase Consideration

(In millions)
Cash paid for outstanding CA common stock	$18,402
Cash paid by Broadcom to retire CA’s term loan	274
Cash paid for vested CA equity awards	101
Fair value of partially vested assumed equity awards	67
Total purchase consideration	18,844
Less: cash acquired	(2,750)
Total purchase consideration, net of cash acquired	$16,094
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
During fiscal year 2020, these IPR&D projects were completed and placed in service.
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
________________________________
* Pro forma net revenue was presented under ASU 2014-09, Revenue from Contracts with Customers, for fiscal year 2019 and under Accounting Standards Codification 605, Revenue Recognition (“Topic 605”), for fiscal year 2018.

Acquisition of Brocade
On November 17, 2017 (the “Brocade Acquisition Date”), we acquired Brocade (the “Brocade Merger”). Brocade was a supplier of networking hardware, software and services, including FC SAN products and Internet Protocol Networking (“IP Networking”) solutions. We acquired Brocade to enhance our position as a provider of enterprise storage connectivity solutions, broaden our portfolio for enterprise storage, and to increase our ability to address the evolving needs of our OEM customers. We financed the Brocade Merger with a portion of the net proceeds from the issuance of the 2017 Senior Notes, as defined in Note 10. “Borrowings” as well as with cash on hand.
Purchase Consideration

(In millions)
Cash paid for outstanding Brocade common stock	$5,298
Cash paid by Broadcom to retire Brocade’s term loan	701
Cash paid for Brocade equity awards	31
Fair value of partially vested assumed equity awards	8
Total purchase consideration	6,038
Less: cash acquired	(1,250)
Total purchase consideration, net of cash acquired	$4,788
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
During fiscal year 2020, these IPR&D projects were completed and placed in service.

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

Fiscal Year
2018

(In millions)
Pro forma net revenue*	$20,978
Pro forma net income attributable to common stock	$12,408
________________________________
* Pro forma net revenue was presented under Topic 605 for fiscal year 2018.
5. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $2,471 million and $850 million of time deposits and $790 million and $649 million of money-market funds as of November 1, 2020 and November 3, 2019, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $3,723 million, $1,151 million and $362 million during fiscal years 2020, 2019 and 2018, respectively. Factoring fees for the sales of receivables were recorded in other income, net and were not material for any period presented.
Inventory

	November 1, 2020	November 3, 2019

	(In millions)
Finished goods	$323	$339
Work-in-process	558	414
Raw materials	122	121
Total inventory	$1,003	$874
Property, Plant and Equipment, Net

	November 1, 2020	November 3, 2019

	(In millions)
Land	$194	$189
Construction in progress	113	85
Buildings and leasehold improvements	1,133	1,078
Machinery and equipment	3,891	3,544
Total property, plant and equipment	5,331	4,896
Accumulated depreciation and amortization	(2,822)	(2,331)
Total property, plant and equipment, net	$2,509	$2,565

Depreciation expense was $570 million, $569 million and $515 million for fiscal years 2020, 2019, and 2018, respectively.
As of November 1, 2020 and November 3, 2019, $27 million and $35 million, respectively, of unpaid purchases of property, plant and equipment were included in accounts payable. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant and equipment in the consolidated statements of cash flows in the period in which they are paid.
Other Current Assets

	November 1, 2020	November 3, 2019

	(In millions)
Prepaid expenses	$387	$302
Other (miscellaneous)	590	427
Total other current assets	$977	$729
Other Current Liabilities

	November 1, 2020	November 3, 2019

	(In millions)
Contract liabilities	$2,620	$1,501
Tax liabilities	440	229
Other (miscellaneous)	771	886
Total other current liabilities	$3,831	$2,616
Other Long-Term Liabilities

	November 1, 2020	November 3, 2019

	(In millions)
Unrecognized tax benefits	$3,185	$3,269
Contract liabilities	823	307
Other (miscellaneous)	1,418	2,037
Total other long-term liabilities	$5,426	$5,613
Other Income, Net

	Fiscal Year
	2020	2019	2018

	(In millions)
Gain from lapse of indemnification	$116	$—	$—
Other income	56	18	27
Interest income	53	98	114
Gains on investments	31	145	3
Other expense	(50)	(35)	—
Other income, net	$206	$226	$144
Other income includes gains on sales of businesses and other miscellaneous items.
6. Leases
We have entered into operating and finance leases for our facilities, data centers and certain equipment. Operating lease expense was $106 million, $244 million and $233 million for fiscal years 2020, 2019 and 2018, respectively. Finance lease expense was $14 million for fiscal year 2020.

Other information related to leases was as follows:

Fiscal Year Ended
November 1, 2020
(In millions)
Cash paid for operating leases included in operating cash flows	$125
ROU assets obtained in exchange for operating lease liabilities	$682
ROU assets obtained in exchange for finance lease liabilities	$74

November 1, 2020
Weighted-average remaining lease term – operating leases (In years)	10
Weighted-average remaining lease term – finance leases (In years)	4
Weighted-average discount rate – operating leases	3.80%
Weighted-average discount rate – finance leases	3.33%
Supplemental balance sheet information related to leases was as follows:

	Classification on the Consolidated Balance Sheet	November 1, 2020
		(In millions)
ROU assets - operating leases	Other long-term assets	$589
ROU assets - finance leases	Property, plant and equipment, net	$62

Short-term lease liabilities - operating leases	Other current liabilities	$100
Long-term lease liabilities - operating leases	Other long-term liabilities	$527
Short-term lease liabilities - finance leases	Current portion of long-term debt	$20
Long-term lease liabilities - finance leases	Long-term debt	$48

The maturities of lease liabilities were as follows:

	November 1, 2020
	Operating Leases	Finance Leases

	(In millions)
2021	$120	$21
2022	94	17
2023	84	17
2024	65	17
2025	54	—
Thereafter	356	—
Total undiscounted liabilities	773	72
Less: interest	(146)	(4)
Present value of lease liabilities	$627	$68

As of November 3, 2019, future minimum lease payments under non-cancelable lease liabilities prior to our adoption of Topic 842 were as follows:

November 3, 2019
(In millions)
2020	$115
2021	99
2022	80
2023	69
2024	47
Thereafter	390
Total minimum lease payments	$800
7. Goodwill and Intangible Assets
Goodwill

	Wired Infrastructure	Wireless Communications	Enterprise Storage	Industrial & Other	Semiconductor Solutions	Infrastructure Software	IP Licensing	Total

	(In millions)
Balance as of November 4, 2018	$17,705	$5,945	$3,112	$151	$—	$—	$—	$26,913
Reallocation due to change in segments	(17,705)	(5,945)	(3,112)	(151)	25,924	980	9	—
Acquisitions	—	—	—	—	5	9,796	—	9,801
Balance as of November 3, 2019	—	—	—	—	25,929	10,776	9	36,714
Reallocation due to change in segments	—	—	—	—	9	—	(9)	—
Acquisitions	—	—	—	—	35	6,712	—	6,747
Sale of business	—	—	—	—	(14)	—	—	(14)
Balance as of November 1, 2020	$—	$—	$—	$—	$25,959	$17,488	$—	$43,447
In fiscal years 2020 and 2019, we reassigned goodwill balances among our reportable segments to reflect changes in our segment structure. The fair value of each segment, generally determined using a combination of the income approach and the market approach, is compared to our total fair value immediately prior to the reorganization to reassign goodwill.
During the fourth quarter of fiscal years 2020, 2019, and 2018, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of these years.

Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of November 1, 2020:
Purchased technology	$24,119	$(13,925)	$10,194
Customer contracts and related relationships	8,389	(3,179)	5,210
Order backlog	2,579	(1,836)	743
Trade names	797	(322)	475
Other	252	(117)	135
Intangible assets subject to amortization	36,136	(19,379)	16,757
IPR&D	25	—	25
Total	$36,161	$(19,379)	$16,782

As of November 3, 2019:
Purchased technology	$20,935	$(10,113)	$10,822
Customer contracts and related relationships	5,978	(1,787)	4,191
Order backlog	2,569	(908)	1,661
Trade names	712	(247)	465
Other	241	(89)	152
Intangible assets subject to amortization	30,435	(13,144)	17,291
IPR&D	263	—	263
Total	$30,698	$(13,144)	$17,554
Based on the amount of intangible assets subject to amortization at November 1, 2020, the expected amortization expense for each of the next five fiscal years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2021	$5,418
2022	4,366
2023	3,236
2024	2,365
2025	654
Thereafter	718
Total	$16,757
The weighted-average amortization periods remaining by intangible asset category were as follows:

Amortizable intangible assets:	November 1, 2020	November 3, 2019

	(In years)
Purchased technology	5	5
Customer contracts and related relationships	4	5
Order backlog	2	3
Trade names	9	10
Other	10	10

8. Net Income Per Share

	Fiscal Year
	2020	2019	2018

	(In millions, except per share data)
Numerator:
Income from continuing operations	$2,961	$2,736	$12,629
Dividends on preferred stock	(297)	(29)	—
Income from continuing operations attributable to noncontrolling interest	—	—	(352)
Income from continuing operations attributable to common stock	2,664	2,707	12,277
Loss from discontinued operations, net of income taxes, attributable to common stock (a)	(1)	(12)	(18)
Net income attributable to common stock	$2,663	$2,695	$12,259

Denominator:
Weighted-average shares outstanding - basic	402	398	418
Dilutive effect of equity awards	19	21	13
Weighted-average shares outstanding - diluted	421	419	431

Basic income per share attributable to common stock:
Income per share from continuing operations	$6.62	$6.80	$29.37
Loss per share from discontinued operations	—	(0.03)	(0.04)
Net income per share	$6.62	$6.77	$29.33

Diluted income per share attributable to common stock:
Income per share from continuing operations	$6.33	$6.46	$28.48
Loss per share from discontinued operations	—	(0.03)	(0.04)
Net income per share	$6.33	$6.43	$28.44

Potentially dilutive shares excluded from the calculation of diluted income per share because their effect would have been antidilutive:
Preferred Stock (b)	12	1	—
LP Units (c)	—	—	9
________________________________
(a) Fiscal year 2018 excludes $1 million of loss from discontinued operations, net of income taxes, attributable to noncontrolling interest.
(b) Represents common stock shares issuable upon the conversion of Mandatory Convertible Preferred Stock, as defined in Note 11. “Stockholders’ Equity.”
(c) Represents common stock shares issuable upon the exchange of LP Units prior to the effective time of the Mandatory Exchange (refer to Note 11. “Stockholders’ Equity” for additional information).
9. Retirement Plans and Post-Retirement Benefits
Pension and Post-Retirement Benefit Plans
Defined Benefit Pension Plans.  The U.S. defined benefit pension plans primarily consist of a qualified pension plan. Benefits of the qualified pension plan are provided under an adjusted career-average-pay program, a cash-balance program or a dollar-per-month program. Benefit accruals under this plan were frozen in 2009. Participants in the adjusted career-average-pay program no longer earn service accruals. Participants in the cash-balance program no longer earn service accruals, but continue to earn 4% interest per year on their cash-balance accounts. There are no active participants under the dollar-per-month program. We also have a non-qualified supplemental pension plan in the United States that principally provides benefits based on compensation in excess of amounts that can be considered under the qualified pension plan.

We also have defined benefit pension plans for certain employees in Austria, France, Germany, India, Israel, Italy, Japan and Taiwan. Eligibility is generally determined based on the terms of our plans and local statutory requirements.
Post-Retirement Benefit Plans.  Certain of our U.S. employees who meet the retirement eligibility requirements as of their termination dates, may receive post-retirement medical benefits under our retiree medical account program. Majority of the eligible employees receive a medical benefit spending account of $55,000 upon retirement to pay premiums for medical coverage through the maximum age of 75 as a retiree.
Our group life insurance plan offers post-retirement life insurance coverage for certain U.S. employees.
Net Periodic Benefit (Income) Cost

	Pension Benefits			Post-Retirement Benefits
	Fiscal Year			Fiscal Year
	2020	2019	2018	2020	2019	2018

	(In millions)
Service cost	$12	$10	$4	$—	$—	$—
Interest cost	45	58	51	3	3	3
Expected return on plan assets	(46)	(59)	(51)	(3)	(3)	(4)
Other	(3)	1	1	1	(1)	—
Net periodic benefit (income) cost	$8	$10	$5	$1	$(1)	$(1)

Net actuarial (gain) loss	$(28)	$13	$14	$—	$11	$(3)
The components of net periodic benefit (income) cost other than the service cost are included in other income, net.
Funded Status

	Pension Benefits		Post-Retirement Benefits
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019

	(In millions)
Change in plan assets:
Fair value of plan assets — beginning of period	$1,539	$1,394	$85	$81
Actual return on plan assets	129	232	5	6
Employer contributions	13	15	1	1
Payments from plan assets	(96)	(94)	(3)	(3)
Foreign currency impact	8	(8)	—	—
Fair value of plan assets — end of period	1,593	1,539	88	85
Change in benefit obligations:
Benefit obligations — beginning of period	1,553	1,364	93	74
Service cost	12	10	—	—
Interest cost	45	58	3	3
Actuarial loss	61	186	2	14
Benefit payments	(96)	(94)	(3)	(3)
Curtailments	(6)	—	—	—
Benefit obligations assumed in an acquisition	10	37	—	5
Foreign currency impact	9	(8)	—	—
Benefit obligations — end of period	1,588	1,553	95	93

Overfunded (underfunded) status of benefit obligations (a)	$5	$(14)	$(7)	$(8)

Actuarial losses and prior service costs recognized in accumulated other comprehensive loss, net of taxes	$(94)	$(125)	$(14)	$(15)
_________________________________
(a)Substantially all amounts recognized in the consolidated balance sheets were recorded in other long-term assets and other long-term liabilities for all periods presented.

Plans with benefit obligations in excess of plan assets:

	Pension Benefits		Post-Retirement Benefits
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019

	(In millions)
Projected benefit obligations	$82	$92	$—	$—
Accumulated benefit obligations	$68	$80	$15	$16
Fair value of plan assets	$11	$32	$—	$—
Plans with benefit obligations less than plan assets:

	Pension Benefits		Post-Retirement Benefits
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019

	(In millions)
Projected benefit obligations	$1,506	$1,461	$—	$—
Accumulated benefit obligations	$1,505	$1,460	$80	$77
Fair value of plan assets	$1,582	$1,507	$88	$85
The fair value of pension plan assets as of November 1, 2020 and November 3, 2019 included $160 million and $151 million, respectively, of assets for our non-U.S. pension plans.
The projected benefit obligations as of November 1, 2020 and November 3, 2019 included $206 million and $184 million, respectively, of obligations related to our non-U.S. pension plans. The accumulated benefit obligations as of November 1, 2020 and November 3, 2019 included $190 million and $171 million, respectively, of obligations related to our non-U.S. pension plans.
Expected Future Benefit Payments

Fiscal Years:	Pension Benefits	Post-Retirement Benefits

	(In millions)
2021	$94	$8
2022	$93	$4
2023	$93	$4
2024	$93	$4
2025	$93	$4
2026-2030	$451	$23
Defined Benefit Pension Plan Investment Policy
Plan assets of the funded defined benefit pension plans are generally invested in funds held by third-party fund managers. Our benefit plan investment committee has set the investment strategy to fully match the liability. We direct the overall portfolio allocation and use a third-party investment consultant that has the discretion to structure portfolios and select the investment managers within those allocation parameters. Multiple investment managers are utilized, including both active and passive management approaches. The plan assets are invested using the liability-driven investment strategy intended to minimize market and interest rate risks, and those assets are periodically rebalanced toward asset allocation targets.
Substantially all of the plan assets are for the U.S. qualified pension plan. The target asset allocation for this plan reflects a risk/return profile that we believe is appropriate relative to the liability structure and return goals for the plan. We periodically review the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. For both fiscal years 2020 and 2019, 100% of the U. S. qualified pension plan assets were allocated to fixed income, in line with the target allocation. The fixed income allocation is primarily directed toward long-term core bond investments, with smaller allocations to Treasury Inflation-Protected Securities and high-yield bonds.

Fair Value Measurement of Defined Benefit Pension Plan Assets

	November 1, 2020
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Level 3	Total

	(In millions)
Cash equivalents	$42	(a)	$—		$—	$42
Equity securities:
Non-U.S. equity securities	26	(b)	—		—	26
Fixed-income securities:
U.S. treasuries	—		158	(c)	—	158
Corporate bonds	—		1,307	(c)	—	1,307
Municipal bonds	—		22	(c)	—	22
Government bonds	—		36	(c)	—	36
Asset-backed securities	—		2	(c)	—	2
Total plan assets	$68		$1,525		$—	$1,593

	November 3, 2019
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Level 3	Total

	(In millions)
Cash equivalents	$34	(a)	$—		$—	$34
Equity securities:
Non-U.S. equity securities	21	(b)	—		—	21
Fixed-income securities:
U.S. treasuries	—		82	(c)	—	82
Corporate bonds	—		1,372	(c)	—	1,372
Municipal bonds	—		19	(c)	—	19
Government bonds	—		10	(c)	—	10
Asset-backed securities	—		1	(c)	—	1
Total plan assets	$55		$1,484		$—	$1,539
_________________________________
(a)Cash equivalents primarily included short-term investment funds which consisted of short-term money market instruments that were valued based on quoted prices in active markets.
(b)These equity securities were valued based on quoted prices in active markets.
(c)These amounts consisted of investments that were traded less frequently than Level 1 securities and were valued using inputs that included quoted prices for similar assets in active markets and inputs other than quoted prices that were observable for the assets, such as interest rates, yield curves, prepayment speeds, collateral performance, broker/dealer quotes and indices that were observable at commonly quoted intervals.
Post-Retirement Benefit Plan Investment Policy
Our overall investment strategy for the group life insurance plan is to allocate assets in a manner that seeks to both maximize the safety of promised benefits and minimize the cost of funding those benefits. The target asset allocation for plan assets reflects a risk/return profile that we believe is appropriate relative to the liability structure and return goals for the plan. We periodically review the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. We set the overall portfolio allocation and use an investment manager that directs the investment of funds consistent with that allocation. The investment manager invests the plan assets in index funds that it manages. For both fiscal years 2020 and 2019, 100% of plan assets were allocated to commingled funds that invested in fixed income, in line with the target allocation. The fair value of the commingled funds are measured using net asset value per share as a practical expedient.
Assumptions
The assumptions used to determine the benefit obligations and net periodic benefit (income) cost from our defined benefit pension plans and post-retirement benefit plans are presented in the tables below. The expected long-term return on assets shown in the tables below represents an estimate of long-term returns on investment portfolios primarily consisting of combinations of debt, equity and other investments, depending on the plan. The long-term rates of return are then weighted based on the asset classes (both historical and forecasted) in which we expect the pension and post-retirement funds to be invested. Discount rates reflect the current rate at which defined benefit pension and post-retirement benefit obligations could be settled based on the measurement dates of the plans, which is October 31, the month end closest to our fiscal year end. The range of assumptions that are used for defined benefit pension plans reflects the different economic environments within various countries.

	Assumptions for Benefit Obligations as of		Assumptions for Net Periodic Benefit (Income) Cost Fiscal Year
	November 1, 2020	November 3, 2019	2020	2019	2018
Defined benefit pension plans:
Discount rate	0.61%-6.54%	0.47%-7.00%	0.47%-7.00%	0.50%-8.00%	0.50%-7.00%
Average increase in compensation levels	2.00%-10.00%	2.00%-10.00%	2.00%-10.00%	1.80%-10.00%	2.00%-11.00%
Expected long-term return on assets	N/A	N/A	1.50%-7.80%	1.50%-7.75%	1.50%-7.50%

	Assumptions for Benefit Obligations as of		Assumptions for Net Periodic Benefit (Income) Cost Fiscal Year
	November 1, 2020	November 3, 2019	2020	2019	2018
Post-retirement benefit plans:
Discount rate	2.10%-2.90%	2.80%-3.20%	2.80%-3.20%	4.12%-4.60%	3.40%-3.80%
Average increase in compensation levels	3.00%	3.00%	3.00%	3.00%	3.00%
Expected long-term return on assets	N/A	N/A	3.20%	4.80%	4.80%

	Assumed Health Care Cost Trend Rate Used to Measure the Expected Cost of Benefits as of
	November 1, 2020	November 3, 2019

Health care cost trend rate assumed for next year	7.25%	4.50%-7.40%
Rate to which the health care cost trend rate is assumed to decline (ultimate health care cost trend rate)	4.50%	3.50%-4.50%
Year that the rate reaches the ultimate health care cost trend rate	2029	2031
A one percentage point increase or decrease in the assumed health care cost trend rates would not have had a material effect on the accumulated post-retirement benefit obligations or service and interest cost components of the net periodic benefit cost for any periods presented.
Defined Contribution Plans
Our eligible U.S. employees participate in a company-sponsored 401(k) plan. Under the plan, we provide matching contributions to employees up to 6% of their eligible earnings. All matching contributions vest immediately. During fiscal years 2020, 2019 and 2018, we made contributions of $99 million, $89 million and $73 million, respectively, to the 401(k) plan.
In addition, other eligible employees outside of the U.S. receive retirement benefits under various defined contribution retirement plans.

10. Borrowings

	November 1, 2020		November 3, 2019
	Effective Interest Rate	Aggregate Principal Amount	Effective Interest Rate	Aggregate Principal Amount

	(In millions)
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	$1,695		$—
4.110% notes due September 2028	5.02%	2,222		—
May 2020 Senior Notes- fixed rate
2.250% notes due November 2023	2.40%	1,000		—
3.150% notes due November 2025	3.29%	2,250		—
4.150% notes due November 2030	4.27%	2,750		—
4.300% notes due November 2032	4.39%	2,000		—
April 2020 Senior Notes - fixed rate
4.700% notes due April 2025	4.88%	2,250		—
5.000% notes due April 2030	5.18%	2,250		—
November 2019 Term Loans - floating rate
LIBOR plus 1.125% term loan due November 2022	1.54%	1,819		—
LIBOR plus 1.250% term loan due November 2024	1.56%	4,069		—
May 2019 Term Loans - floating rate
LIBOR plus 1.250% term loan due May 2024		—	3.36%	800
LIBOR plus 1.375% term loan due May 2026		—	3.45%	800
April 2019 Senior Notes - fixed rate
3.125% notes due April 2021	3.61%	525	3.61%	2,000
3.125% notes due October 2022	3.53%	693	3.53%	1,500
3.625% notes due October 2024	3.98%	1,044	3.98%	2,000
4.250% notes due April 2026	4.54%	2,500	4.54%	2,500
4.750% notes due April 2029	4.95%	3,000	4.95%	3,000
2017 Senior Notes - fixed rate
2.375% notes due January 2020		—	2.62%	2,750
2.200% notes due January 2021	2.41%	282	2.41%	750
3.000% notes due January 2022	3.21%	842	3.21%	3,500
2.650% notes due January 2023	2.78%	1,000	2.78%	1,000
3.625% notes due January 2024	3.74%	1,352	3.74%	2,500
3.125% notes due January 2025	3.23%	1,000	3.23%	1,000
3.875% notes due January 2027	4.02%	4,800	4.02%	4,800
3.500% notes due January 2028	3.60%	1,250	3.60%	1,250
Assumed CA Senior Notes - fixed rate
5.375% notes due December 2019		—	3.43%	750
3.600% notes due August 2022	4.07%	283	4.07%	500
4.500% notes due August 2023	4.10%	250	4.10%	250
4.700% notes due March 2027	5.15%	350	5.15%	350

	November 1, 2020		November 3, 2019
	Effective Interest Rate	Aggregate Principal Amount	Effective Interest Rate		Aggregate Principal Amount

	(In millions)
Other borrowings
Commercial paper		—	2.55%	(a)	1,000
1.375% convertible notes due January 2020		—	0.63%		37
2.500%- 4.500% senior notes due August 2022 - August 2034	2.59%- 4.55%	22	2.59%- 4.55%		22
Total principal amount outstanding		41,498			33,059
Less: unamortized discount and issuance costs		(504)			(261)
Total debt		$40,994			$32,798
________________________________
(a) Represents the weighted average interest rate on outstanding commercial paper.
As of November 1, 2020, $20 million of short-term and $48 million of long-term finance lease liabilities were included in the current portion of long-term debt and long-term debt, respectively.
June 2020 Senior Notes
On June 4, 2020, we completed the settlement of our private offers to exchange $3,742 million of certain series of our outstanding notes maturing between 2021 and 2024, for $1,695 million of new senior notes due 2026 and $2,222 million of new senior notes due 2028 (collectively, the “June 2020 Senior Notes”). As a result of this exchange, we incurred premiums of $177 million. The June 2020 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom Corporation (“BRCM”) and Broadcom Technologies Inc. (“BTI”). We may redeem or purchase, in whole or in part, any of the June 2020 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the June 2020 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest. The June 2020 Senior Notes are recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
May 2020 Senior Notes
On May 8, 2020, we issued $8 billion of senior unsecured notes (the “May 2020 Senior Notes”). The May 2020 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by BRCM and BTI. We may redeem or purchase, in whole or in part, any of the May 2020 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the May 2020 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest. The May 2020 Senior Notes are recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
The net proceeds from this issuance, together with the remaining net proceeds from the issuance of the April 2020 Senior Notes, as defined below, were used to repay an aggregate of $5,424 million of term loans outstanding under the November 2019 Credit Agreement, as defined below, consisting of repayments of $2,712 million of each of our unsecured term A-3 and A-5 facilities and $3 billion of borrowings outstanding under the Revolving Facility, as defined below.
April 2020 Senior Notes
In April 2020, we issued $4.5 billion of senior unsecured notes (the “April 2020 Senior Notes”). The April 2020 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by BRCM and BTI. We may redeem or purchase, in whole or in part, any of the April 2020 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the April 2020 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest. The April 2020 Senior Notes are recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.

Pursuant to a cash tender offer that we completed on April 23, 2020, we repurchased $2,361 million of our 3.000% notes due January 2022, $1,274 million of our 3.125% notes due April 2021 and $351 million of our 2.200% notes due January 2021 with the net proceeds from the April 2020 Senior Notes. As a result of these repurchases, we incurred premiums of $78 million and wrote off $15 million of unamortized discount and issuance costs, both of which were included in interest expense.
November 2019 Term Loans
On November 4, 2019, in connection with the Symantec Asset Purchase, we entered into a credit agreement (the “November 2019 Credit Agreement”), which provides for a $7,750 million unsecured term A-3 facility and a $7,750 million unsecured term A-5 facility (collectively, the “November 2019 Term Loans”). Interest on our November 2019 Term Loans is based on a floating rate. We used net proceeds from the November 2019 Term Loans to fund the $10.7 billion Symantec Asset Purchase and to repay $750 million principal amount of 5.375% notes due December 2019 and $2,750 million principal amount of 2.375% notes due January 2020, on their respective maturity dates. Our obligations under the November 2019 Credit Agreement are guaranteed on an unsecured basis by BRCM and BTI. During the fiscal year ended November 1, 2020, we repaid an aggregate of $9,612 million of our November 2019 Term Loans, consisting of repayments of $5,931 million and $3,681 million of our unsecured term A-3 and A-5 facilities, respectively, and wrote off $60 million of unamortized discount and issuance costs. As a result of these repayments, all remaining principal payments are due more than one year after November 1, 2020 and were included in long-term debt.
May 2019 Term Loans
In May 2019, we entered into a credit agreement (the “May 2019 Credit Agreement”), which provided for a $2 billion unsecured term A-3 facility, a $2 billion unsecured term A-5 facility and a $2 billion unsecured term A-7 facility (collectively, the “May 2019 Term Loans”). Interest on our May 2019 Term Loans is based on a floating rate. Our obligations under the May 2019 Credit Agreement are guaranteed on an unsecured basis by BRCM, BTI and Broadcom Cayman Finance Limited (“Cayman Finance”), which subsequently merged into BTI during fiscal year 2019 with BTI remaining as the surviving entity.
During fiscal year 2019, we fully repaid our unsecured term A-3 facility of $2 billion and repaid $1.2 billion of each of our unsecured term A-5 and A-7 facilities under the May 2019 Credit Agreement. As a result, we wrote off $22 million of discount and issuance costs, which is included in interest expense. During fiscal year 2020, we repaid an aggregate of $1.6 billion of the May 2019 Term Loans, representing the outstanding balance of the May 2019 Term Loans.
The May 2019 Credit Agreement also provided for a five-year $5 billion unsecured revolving credit facility (the “Revolving Facility”), of which $500 million was available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under the Revolving Facility for revolving loans. Subject to the terms of the May 2019 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) May 2024 or (b) the date of termination in whole of the revolving lenders’ commitments under the May 2019 Credit Agreement in accordance with the terms thereof. As of November 1, 2020 and November 3, 2019, we had no borrowings outstanding under the Revolving Facility.
April 2019 Senior Notes
In April 2019, we issued $11 billion of senior unsecured notes (“April 2019 Senior Notes”). The April 2019 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by BRCM and BTI. We may redeem or purchase, in whole or in part, any of the April 2019 Senior Notes prior to their respective maturities, subject to a make-whole premium determined in accordance with the indenture governing the April 2019 Senior Notes, plus accrued and unpaid interest. The April 2019 Senior Notes are recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
Exchange Offer
In connection with the issuance of the June 2020 Senior Notes, May 2020 Senior Notes, April 2020 Senior Notes (collectively, the “2020 Senior Notes”) and the April 2019 Senior Notes, we entered into registration rights agreements, pursuant to which we were obligated to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange (the “Exchange Offer”) each series of the 2020 Senior Notes and April 2019 Senior Notes for notes that are registered with the U.S. Securities and Exchange Commission (the “SEC”) (the “Registered Notes”), with substantially identical terms. On July 6, 2020, we launched the Exchange Offer, which completed on August 10, 2020. Substantially all of our 2020 Senior Notes and April 2019 Senior Notes were tendered and exchanged for the corresponding Registered Notes in the Exchange Offer.
Commercial Paper
    In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in an aggregate principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The Revolving Facility supports our commercial paper program. Outstanding Commercial Paper borrowings reduce the amount that would otherwise be available to borrow for general corporate purposes under the Revolving Facility. We intend to continuously replace our Commercial Paper upon maturity with newly issued commercial paper. In addition, we have the ability to finance the Commercial Paper borrowings on a long-term basis as they are supported by the Revolving Facility. We have recorded Commercial Paper, net of discount, as long-term debt. The discount associated with the Commercial Paper is amortized to interest expense over its term. As of November 1, 2020, we had no Commercial Paper outstanding. We had $1 billion of Commercial Paper outstanding as of November 3, 2019 with maturities generally less than sixty days.
2017 Senior Notes
During the fiscal year ended October 29, 2017, BRCM and Cayman Finance issued $17,550 million of senior unsecured notes (the “2017 Senior Notes”). Our 2017 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom and BTI. We may redeem or purchase, in whole or in part, any of the 2017 Senior Notes prior to their respective maturities, subject to a make-whole premium determined in accordance with the indenture governing the 2017 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest.
During fiscal year 2018, substantially all of the 2017 Senior Notes were tendered and exchanged for notes registered with the SEC, with substantially identical terms.
Assumed CA Senior Notes
In connection with our acquisition of CA, we assumed $2,250 million in aggregate principal amount of CA’s outstanding senior unsecured notes (the “Assumed CA Senior Notes”). CA remains the sole obligor under the Assumed CA Senior Notes. We may redeem all or a portion of the Assumed CA Senior Notes at any time, subject to a specified make-whole premium as set forth with the indenture governing the Assumed CA Senior Notes. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest. During fiscal year 2019, we fully repaid $400 million of our 3.600% notes due August 2020.
Assumed Brocade Convertible Notes
As a result of our acquisition of Brocade, we assumed $575 million in aggregate principal amount of Brocade’s 1.375% convertible senior unsecured notes (the “Assumed Brocade Convertible Notes”). During fiscal year 2018, we repurchased $537 million in aggregate principal amount for $548 million at a conversion rate of $1,018 for each $1,000 of principal surrendered for conversion. We fully repaid the remaining $37 million of the Assumed Brocade Convertible Notes during fiscal year 2020.
Fair Value of Debt
As of November 1, 2020, the estimated aggregate fair value of our debt was $45,274 million. The fair value of our senior notes was determined using quoted prices from less active markets. The estimated fair value of our November 2019 Term Loans approximated the carrying value due to their floating interest rates and consistency in our credit ratings. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of November 1, 2020 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2021	$807
2022	1,827
2023	3,069
2024	3,403
2025	7,319
Thereafter	25,073
Total	$41,498

    As of November 1, 2020 and November 3, 2019, we accrued interest payable of $304 million and $214 million, respectively, and were in compliance with all debt covenants.
11. Stockholders’ Equity
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
On September 30, 2022, unless earlier converted, each outstanding share of Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock at a rate between the then minimum and maximum conversion rates. At any time prior to September 30, 2022, holders may elect to convert each share of Mandatory Convertible Preferred Stock into shares of our common stock at the then minimum conversion rate. The conversion rates are subject to anti-dilution adjustments. As of November 1, 2020, the minimum conversion rate was 3.0567 and the maximum conversion rate was 3.5729.
We recognized $27 million and $29 million of accrued preferred stock dividends, which were presented as temporary equity in our consolidated balance sheets as of November 1, 2020 and November 3, 2019, respectively.
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
Noncontrolling Interest
Immediately prior to the Redomiciliation Transaction, the limited partners held a noncontrolling interest of approximately 5% in the Partnership through their ownership of LP Units. Accordingly, net income attributable to our common stock in our consolidated statement of operations for fiscal year 2018 excluded the noncontrolling interest’s proportionate share of our results prior to the Redomiciliation Transaction. In addition, we presented the proportionate share of equity attributable to the noncontrolling interest as a separate component of total equity within our consolidated statements of equity for the period prior to the Redomiciliation Transaction.

Cash Dividends and Distributions Declared and Paid

	Fiscal Year
	2020	2019	2018

	(In millions, except per share/unit data)
Dividends per share to common stockholders	$13.00	$10.60	$7.00
Dividends to common stockholders	$5,235	$4,235	$2,921
Dividends per share to preferred stockholders	$80.00	$—	$—
Dividends to preferred stockholders	$299	$—	$—
Distributions per unit to limited partners	$—	$—	$3.50
Distributions to limited partners	$—	$—	$77
Stock Repurchase Program
Pursuant to an $18 billion stock repurchase program previously authorized by our Board of Directors, we repurchased and retired approximately 21 million and 32 million shares of our common stock for $5,435 million and $7,258 million during fiscal years 2019 and 2018, respectively. This authorization ended on November 3, 2019.
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
The 2009 Plan expired in July 2019.
2003 Plan
In connection with the acquisition of LSI Corporation (“LSI”), we assumed the LSI 2003 Equity Incentive Plan (the “2003 Plan”) and outstanding unvested stock options and RSUs originally granted by LSI under the 2003 Plan that were held by continuing employees. Under the 2003 Plan, we may grant to former employees of LSI and other employees who were not employees of Broadcom at the time of the acquisition restricted stock awards, RSUs, stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant. No participant may be granted stock options covering more than 4 million shares or more than an aggregate of 1 million shares of restricted stock and RSUs in any fiscal year. Equity awards granted under the 2003 Plan following the LSI acquisition are on similar terms and consistent with similar grants made pursuant to the 2009 Plan. As of November 1, 2020, 3 million shares remained available for issuance under the 2003 Plan.
2012 Plan
In connection with the acquisition of BRCM, we assumed the BRCM 2012 Stock Incentive Plan (the “2012 Plan”) and outstanding unvested RSUs originally granted by BRCM under the 2012 Plan that were held by continuing employees. Under the 2012 Plan, we may grant to former employees of BRCM and other employees who were not employees of Broadcom at the time of the acquisition restricted stock awards, RSUs, stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant. No participant may be granted stock options, restricted stock or

RSUs, covering more than an aggregate of 4 million shares in any fiscal year. Equity awards granted under the 2012 Plan following the acquisition of BRCM are on similar terms and consistent with similar grants made pursuant to the 2009 Plan. As of November 1, 2020, 95 million shares remained available for issuance under the 2012 Plan. The number of shares available for issuance under the 2012 Plan is subject to an annual increase of 12 million shares.
We also grant market-based RSUs with both a service condition and a market condition as part of our equity compensation programs. The market-based RSUs generally vest over four years, subject to satisfaction of market conditions. During fiscal years 2020, 2019 and 2018, we granted market-based RSUs under which grantees may receive the number of shares ranging from 0% to 200% of the original grant at vesting based upon the total stockholder return (“TSR”) on our common stock as compared to the TSR of an index group of companies.
Amendment to the RSU Vesting Schedule
During fiscal year 2019, the Compensation Committee of our Board of Directors approved an amendment to the vesting of time-based RSUs (other than those assumed in an acquisition), held by approximately 16,500 employees below the vice president level, from an annual vesting cycle to a quarterly vesting cycle.
Employee Stock Purchase Plan
The ESPP provides eligible employees with the opportunity to acquire an ownership interest in us through periodic payroll deductions, based on a 6-month look-back period, at a price equal to the lesser of 85% of the fair market value of our common stock at either the beginning or the end of the relevant offering period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974.
Stock-Based Compensation Expense

	Fiscal Year
	2020	2019	2018

	(In millions)
Cost of products sold	$109	$120	$77
Cost of subscriptions and services	50	43	9
Research and development	1,419	1,532	855
Selling, general and administrative	398	490	286
Total stock-based compensation expense (a)	$1,976	$2,185	$1,227

Estimated income tax benefits for stock-based compensation	$345	$400	$195
Income tax benefits for stock-based awards exercised or released	$147	$232	$181
_______________________________________________________
(a)Fiscal year 2019 stock-based compensation expense does not include $75 million restructuring charges for accelerated vesting of assumed equity awards held by employees terminated in connection with the CA Merger.
We have assumed an annualized forfeiture rate for RSUs of 5%. We will recognize additional expense if actual forfeitures are lower than we estimated, and will recognize a benefit if actual forfeitures are higher than we estimated.
During the first quarter of fiscal year 2019, the Compensation Committee of our Board of Directors approved a broad-based program of multi-year equity grants of time- and market-based RSUs (the “Multi-Year Equity Awards”) in lieu of our annual employee equity awards historically granted on March 15 of each year. Each Multi-Year Equity Award vests on the same basis as four annual grants made March 15 of each year, beginning in fiscal year 2019, with successive four-year vesting periods. Stock-based compensation expense related to the Multi-Year Equity Awards was $902 million and $890 million for fiscal years 2020 and 2019, respectively.
In connection with the amendment to the vesting of certain time-based RSUs from an annual cycle to a quarterly cycle, we recognized approximately $140 million in incremental compensation cost during fiscal year 2019.
As of November 1, 2020, the total unrecognized compensation cost related to unvested stock-based awards was $4,021 million, which is expected to be recognized over the remaining weighted-average service period of 3.4 years.

The following table summarizes the weighted-average assumptions utilized to calculate the fair value of market-based awards granted in the periods presented:

	Market-Based Awards
	Fiscal Year
	2020	2019	2018
Risk-free interest rate	1.2%	2.7%	2.4%
Dividend yield	4.7%	4.4%	2.6%
Volatility	31.2%	33.0%	32.5%
Expected term (in years)	4.0	4.0	4.0
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
The expected term was commensurate with the awards’ contractual terms.
Restricted Stock Unit Awards
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of October 29, 2017	18	$163.42
Granted	7	$239.48
Vested	(6)	$155.78
Forfeited	(1)	$175.46
Balance as of November 4, 2018	18	$195.50
Assumed in CA Merger	1	$206.14
Granted	33	$183.64
Vested	(10)	$192.28
Forfeited	(2)	$182.80
Balance as of November 3, 2019	40	$188.52
Granted	3	$252.36
Vested	(8)	$210.84
Forfeited	(3)	$198.17
Balance as of November 1, 2020	32	$188.35
The aggregate fair value of time- and market-based RSUs that vested in fiscal years 2020, 2019 and 2018 was $2,254 million, $2,958 million and $1,516 million, respectively, which represents the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.

Stock Option Awards
A summary of time- and market-based stock option activity is as follows:

	Number of Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value

	(In millions, except years and per share data)
Balance as of October 29, 2017	10		$49.54
Exercised	(2)		$47.41		$534
Cancelled	—	*	$72.37
Balance as of November 4, 2018	8		$50.14
Exercised	(4)		$47.88		$761
Cancelled	—	*	$49.00
Balance as of November 3, 2019	4		$51.83
Exercised	(3)		$49.05		$917
Balance as of November 1, 2020	1		$62.35	0.4	$266
Fully vested as of November 1, 2020	1		$62.39	0.4	$264
Fully vested and expected to vest as of November 1, 2020	1		$62.35	0.4	$266
________________________________
* Represents fewer than 0.5 million shares.
12. Income Taxes
Components of Income from Continuing Operations Before Income Taxes
The following table presents the components of income from continuing operations before income taxes for financial reporting purposes:

	Fiscal Year
	2020	2019	2018

	(In millions)
Domestic loss	$(4,221)	$(4,116)	$(705)
Foreign income	6,664	6,342	5,250
Income from continuing operations before income taxes	$2,443	$2,226	$4,545
Components of Benefit from Income Taxes
The benefit from income taxes in fiscal year 2020 was primarily due to jurisdictional mix of income and expense, the recognition of gross uncertain tax benefits as a result of lapses of statutes of limitations, the remeasurement of certain foreign deferred tax assets and liabilities, and excess tax benefits from stock-based awards.
The benefit from income taxes in fiscal year 2019 was primarily due to excess tax benefits from stock-based awards, the recognition of gross unrecognized tax benefits as a result of audit settlements and lapses of statutes of limitations net of increases in balances related to tax positions taken during the year, deferred tax remeasurement in state and foreign jurisdictions, internal reorganizations, and the partial release of our valuation allowance as a result of the CA Merger, partly offset by a change in estimate of our fiscal year 2018 provision resulting from regulations issued related to the U.S. Tax Cuts and Jobs Act (“2017 Tax Reform Act”).
The benefit from income taxes in the fiscal year 2018 was primarily due to income tax benefits recognized from the enactment of the 2017 Tax Reform Act and as a result of our redomiciliation to the United States on April 4, 2018.
We have obtained several tax incentives from the Singapore Economic Development Board which provide that qualifying income earned in Singapore is subject to tax incentives or reduced rates of Singapore income tax. Each tax incentive is separate and distinct from the others and may be granted, withheld, extended, modified, truncated, complied with, or terminated independently without any effect on the other incentives. Subject to our compliance with the conditions specified in these incentives and legislative developments, the Singapore tax incentive is scheduled to expire in November 2025.

We have also obtained a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028. The tax holiday that we negotiated in Malaysia is also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with any such conditions specified, we will lose the related tax benefits and we could be required to refund previously realized material tax benefits.
Before taking into consideration the effects of the 2017 Tax Reform Act and other indirect tax impacts, the effect of these tax incentives and tax holiday was to increase the benefit from income taxes by approximately $833 million, $923 million and $590 million for fiscal years 2020, 2019 and 2018, respectively.
Significant components of benefit from income taxes are as follows:

	Fiscal Year
	2020	2019	2018

	(In millions)
Current tax expense (benefit from):
Federal	$7	$(49)	$255
State	51	(16)	38
Foreign	506	342	171
	564	277	464
Deferred tax expense (benefit from):
Federal	(627)	(497)	(8,666)
State	(161)	(113)	(103)
Foreign	(294)	(177)	221
	(1,082)	(787)	(8,548)
Total benefit from income taxes	$(518)	$(510)	$(8,084)
Rate Reconciliation

	Fiscal Year
	2020	2019	2018
Statutory tax rate	21.0%	21.0%	21.0%
State, net of federal benefit	(3.6)	(4.6)	(1.1)
2017 Tax Reform Act	—	5.1	(159.0)
Redomiciliation transaction withholding tax remeasurement	—	—	(25.6)
Foreign income taxed at different rates	(48.6)	(52.5)	(16.3)
Deemed inclusion of foreign earnings	21.8	25.9	4.7
Deferred taxes on unremitted foreign earnings	(1.1)	1.9	0.4
Excess tax benefits from stock-based compensation	(6.0)	(10.4)	(4.0)
Research and development credit	(4.3)	(7.6)	(2.9)
Other, net	(0.4)	(1.7)	4.9
Effective tax rate on income before income taxes	(21.2)%	(22.9)%	(177.9)%

Summary of Deferred Income Taxes

	November 1, 2020	November 3, 2019

	(In millions)
Deferred income tax assets:
Net operating loss, credit and other carryforwards	$1,773	$1,733
Deferred revenue	529	316
Employee stock awards	273	218
Other deferred income tax assets	392	313
Gross deferred income tax assets	2,967	2,580
Less: valuation allowance	(1,707)	(1,563)
Deferred income tax assets	1,260	1,017
Deferred income tax liabilities:
Depreciation and amortization	1,477	2,360
Foreign earnings not indefinitely reinvested	112	138
Deferred income tax liabilities	1,589	2,498

Net deferred income tax liabilities	$(329)	$(1,481)
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards. The decrease in net deferred income tax liabilities was primarily a result of the amortization of acquisition-related intangible assets included in the consolidated statement of operations.
In connection with the Symantec Asset Purchase in November 2019, we established $28 million of net deferred tax assets primarily as a result of the difference in book basis and tax basis related to acquired assets. In connection with the CA Merger in November 2018, we established $2,434 million of net deferred tax liabilities on the excess of the book basis over the tax basis of acquired identified intangible assets and investments in certain foreign subsidiaries that had not been indefinitely reinvested, partially offset by acquired tax attributes.
We continue to indefinitely reinvest $2,677 million of certain accumulated foreign earnings. The unrecognized deferred income tax liability related to these earnings is estimated to be $281 million. All other current and future earnings of all our foreign subsidiaries are not considered permanently reinvested.
The following table presents net deferred income tax assets (liabilities) as reflected on the consolidated balance sheets:

	November 1, 2020	November 3, 2019

	(In millions)
Other long-term assets	$240	$50
Other long-term liabilities	(569)	(1,531)
Net long-term income tax liabilities	$(329)	$(1,481)
The increase in the valuation allowance to $1,707 million in fiscal year 2020 from $1,563 million in fiscal year 2019 was primarily due to federal and state deferred tax assets arising from credits and net operating loss carryforwards not expected to be realized.
As of November 1, 2020, we had U.S. federal net operating loss carryforwards of $67 million, U.S. state net operating loss carryforwards of $2,951 million and other foreign net operating loss carryforwards of $1,126 million. U.S. federal and state net operating loss carryforwards begin to expire in our fiscal year ending October 31, 2021 (“fiscal year 2021”). The other foreign net operating losses expire in various fiscal years beginning 2021. As of November 1, 2020, we had $301 million and $1,759 million of U.S. federal and state research and development tax credits, respectively, which if not utilized, begin to expire in fiscal year 2021.
The U.S. Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation or separate return loss year limitations. Any ownership changes, as defined, may restrict the utilization of carryforwards. As of November 1, 2020, we had approximately $67 million of federal net operating loss carryforwards in the U.S. subject to an annual limitation. We do not expect these limitations to result in any permanent loss of our tax benefits.

Uncertain Tax Positions
Gross unrecognized tax benefits increased by $326 million during fiscal year 2020, resulting in gross unrecognized tax benefits of $4,748 million as of November 1, 2020.
Gross unrecognized tax benefits increased by $392 million during fiscal year 2019, resulting in gross unrecognized tax benefits of $4,422 million as of November 3, 2019.
Gross unrecognized tax benefits increased by $1,774 million during fiscal year 2018, resulting in gross unrecognized tax benefits of $4,030 million as of November 4, 2018. The increase in gross unrecognized tax benefits was primarily due to the recognition of unrecognized tax positions of $1,112 million related to the transition tax on the mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations, offset by a reduction of our federal deferred income tax liabilities on accumulated non-U.S. earnings. The increase in gross unrecognized tax benefits was also as a result of our redomiciliation to the United States on April 4, 2018, and to a lesser extent, the Brocade Merger.
We recognize interest and penalties related to unrecognized tax benefits within the benefit from income taxes. Accrued interest and penalties were included within other long-term liabilities. During fiscal years 2020 and 2018, we recognized interest and penalties of $37 million and $59 million, respectively, within the benefit from income taxes. There was no amount recognized during fiscal year 2019. As of November 1, 2020 and November 3, 2019, the combined amount of cumulative accrued interest and penalties was approximately $340 million and $303 million, respectively.
The following table reconciles the beginning and ending balance of gross unrecognized tax benefits:

	Fiscal Year
	2020	2019	2018

	(In millions)
Beginning balance	$4,422	$4,030	$2,256
Lapses of statutes of limitations	(95)	(36)	(20)
Increases in balances related to tax positions taken during prior periods (including those related to acquisitions made during the year)	98	467	361
Decreases in balances related to tax positions taken during prior periods	(14)	(270)	(289)
Increases in balances related to tax positions taken during current period	379	460	1,726
Decreases in balances related to settlements with taxing authorities	(42)	(229)	(4)
Ending balance	$4,748	$4,422	$4,030
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of November 1, 2020 and November 3, 2019, approximately $5,088 million and $4,725 million of the unrecognized tax benefits and accrued interest and penalties would affect our effective tax rate, respectively.
We are subject to U.S. income tax examination for fiscal years 2013 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside of the U.S. for fiscal years 2008 and later. It is possible that our existing unrecognized tax benefits may change up to $261 million as a result of lapses of the statute of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.
13. Segment Information
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

Infrastructure software. We provide a portfolio of mainframe, enterprise and storage area networking solutions, which enables customers to leverage the benefits of agility, automation, insights, resiliency and security in managing business processes and technology investments, and to reduce the cost and complexity of managing business information within a shared storage environment. We also offer a cyber security solutions portfolio, including data loss prevention, endpoint protection, and web, email and cloud security solutions.
Our CODM assesses the performance of each segment and allocates resources to each segment based on net revenue and operating results and does not evaluate each segment using discrete asset information. Operating results by segment include items that are directly attributable to each segment and also include shared expenses such as global operations, including manufacturing support, logistics and quality control, expenses associated with selling, general and administrative activities, facilities and information technology expenses. Shared expenses are primarily allocated based on revenue and headcount.
During the fourth quarter of our fiscal year 2020, we refined our allocation methodology for certain selling, general and administrative expenses to more closely align these costs with the segment benefiting from the shared expenses. Prior period segment results have been recast to conform to the current presentation.
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
Depreciation expense directly attributable to each reportable segment is included in operating results for each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue for any of the periods presented. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Fiscal Year
	2020	2019	2018

	(In millions)
Net revenue:
Semiconductor solutions	$17,267	$17,441	$19,068
Infrastructure software	6,621	5,156	1,780
Total net revenue	$23,888	$22,597	$20,848

Operating income:
Semiconductor solutions	$8,576	$8,538	$9,253
Infrastructure software	4,363	3,391	1,157
Unallocated expenses	(8,925)	(8,485)	(5,275)
Total operating income	$4,014	$3,444	$5,135
Geographic Information
Net revenue by country is based on the geographic shipment or delivery location as specified by the distributors, OEMs, contract manufacturers, channel partners, or software customers who purchased our products or services. For the majority of our products, title and control transfer to our customers in Penang, Malaysia. The products are then transported to the customer specific locations. Net revenue from the United States for fiscal years 2020, 2019 and 2018 was $4,778 million, $4,235 million and $2,697 million, respectively. Net revenue from China (including Hong Kong) for fiscal years 2020, 2019 and 2018 was $7,808 million, $8,056 million and $10,305 million, respectively. Net revenue from Singapore for fiscal year 2019 was $2,507 million (amounts were less than 10% for fiscal years 2020 and 2018). Net revenue from other foreign countries for fiscal years 2020, 2019 and 2018 was $11,302 million, $7,799 million and $7,846 million, respectively. These geographic delivery locations are not necessarily indicative of the geographic location of our end customers or the country in which our end customers sell devices containing our products. For example, we believe a substantial portion of our products shipped or delivered to China (including Hong Kong) is included in devices sold by our end customers in the United States and Europe.
Long-lived assets include property, plant and equipment and are based on the physical location of the assets.

	November 1, 2020	November 3, 2019

	(In millions)
Long-lived assets:
United States	$1,659	$1,763
Taiwan	285	258
Other	565	544
Total long-lived assets	$2,509	$2,565
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors and channel partners globally. No customer accounted for 10% or more of our net accounts receivable balance at November 1, 2020 compared with one customer which accounted for 24% of our net accounts receivable balance at November 3, 2019. During fiscal years 2020 and 2019, one customer accounted for 13% and 17% of our net revenue, respectively. Revenue from this customer was included in our semiconductor solutions segment. During fiscal year 2018, no customer accounted for 10% or more of our net revenue.
14. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of November 1, 2020:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments
	(In millions)
2021	$894	$248
2022	72	221
2023	—	209
2024	—	157
2025	—	63
Thereafter	—	239
Total	$966	$1,137
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at November 1, 2020, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,185 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities as of November 1, 2020 have been excluded from the contractual obligations table above.
Standby Letters of Credit
As of November 1, 2020 and November 3, 2019, we had standby letters of credit of $65 million and $62 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantees.
Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our lines of business, including commercial disputes, employment issues, tax disputes and disputes involving claims by third parties that our activities infringe their patent, copyright, trademark or other IP rights, as well regulatory investigations or inquiries. Legal proceedings and regulatory investigations or inquiries are often complex, may require the expenditure of significant funds and other resources, and the outcome of such proceedings is inherently uncertain, with material adverse outcomes possible. IP property claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing IP. Claims that our products or processes infringe or misappropriate any third-party IP rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time, we pursue litigation to assert our IP rights. Regardless of the merit or resolution of any such litigation, complex IP litigation is generally costly and diverts the efforts and attention of our management and technical personnel.
Lawsuits Relating to California Institute of Technology
California Institute of Technology ("Caltech") filed a complaint against Broadcom and Apple Inc. on May 26, 2016 in the United States District Court for the Central District of California (the “U.S. Central District Court”), and an amended complaint adding Cypress Semiconductor Corporation as a defendant on August 15, 2016. The amended complaint alleged that chips that support certain error correction codes as specified in IEEE Standards 802.11n and 802.11ac willfully infringed four patents related to error correction coding: U.S. Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833 (“’833 patent”). Prior to trial, Caltech dismissed its claims against Cypress and withdrew its infringement allegations as to ‘833 patent. The complaint sought a preliminary and permanent injunction, damages, pre- and post-judgment interest, as well as attorneys’ fees, costs, and expenses. The trial was held in January 2020, and on January 29, 2020, the jury issued its verdict finding infringement and awarding Caltech past damages of $270.2 million from Broadcom and $837.8 million from Apple, for which Apple is seeking indemnification from Broadcom. On August 3, 2020, the U.S. Central District Court issued its judgment, awarding Caltech past damages in the amounts awarded by the jury, as well as pre- and post-judgment interest. Additionally, the U.S. Central District Court awarded Caltech an unspecified amount of ongoing royalties to be determined after the anticipated appeals process is resolved. Neither the jury nor the U.S. Central District Court found willful infringement, which if it had, could have resulted in enhanced damages up to three times the amount awarded. Broadcom and Apple have appealed to the United States Court of Appeals for the Federal Circuit.
We believe that the evidence and the law do not support the U.S. Central District Court’s findings of infringement or the award of damages, including ongoing royalties, and do not believe a material loss is probable at this time. We believe that there are strong grounds for appeal, and we intend to vigorously challenge the U.S. Central District Court’s judgment and rulings. As a result, we have not recorded a reserve with respect to this litigation, in accordance with the applicable accounting standards. We believe the low end of the possible range of loss is zero, but we cannot reasonably estimate the ultimate outcome, as a number of factors (including the appeal by Broadcom and Apple) could significantly change the assessment of damages.
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
Contingency Assessment
We do not believe, based on currently available facts and circumstances, that the final outcome of any pending legal proceedings or ongoing regulatory investigations, taken individually or as a whole, will have a material adverse effect on our consolidated financial statements. However, lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and other resources to defend. The results of litigation or regulatory investigations are inherently uncertain, and material adverse outcomes are possible. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses, such as future royalty payments in the case of an IP dispute.
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
15. Restructuring, Impairment and Disposal Charges
Restructuring Charges
The following is a summary of significant restructuring expense recognized primarily in operating expenses:
•During fiscal year 2020, we initiated cost reduction activities associated with the Symantec Asset Purchase. As a result, we recognized $174 million of restructuring expense primarily related to employee termination costs. We have substantially completed the restructuring activities related to the Symantec Asset Purchase.
•During fiscal year 2019, we initiated cost reduction activities associated with the CA Merger. As a result, we recognized $28 million and $740 million of restructuring expense primarily related to employee termination and lease and other exit costs during fiscal year 2020 and fiscal year 2019, respectively. We have substantially completed the restructuring activities related to the CA Merger.

The following table summarizes the significant activities within, and components of, the restructuring liabilities:

	Employee Termination Costs	Lease and Other Exit Costs	Total

	(In millions)
Balance as of October 29, 2017	$28	$17	$45
Restructuring charges(a)	153	75	228
Utilization	(165)	(86)	(251)
Balance as of November 4, 2018	16	6	22
Liabilities assumed from CA	29	38	67
Restructuring charges	586	160	746
Utilization	(562)	(165)	(727)
Balance as of November 3, 2019	69	39	108
Restructuring charges(a)	186	47	233
Utilization	(221)	(50)	(271)
Effect of adoption of Topic 842(b)	—	(36)	(36)
Balance as of November 1, 2020(c)	$34	$—	$34
_________________________________
(a)Included $19 million and $2 million of restructuring expense related to discontinued operations recognized during fiscal years 2020 and 2018, respectively, which was included in loss from discontinued operations.
(b)Upon adoption of Topic 842, certain restructuring lease liabilities were required to be recognized as a reduction to the corresponding ROU assets.
(c)The majority of the employee termination costs balance is expected to be paid within the first half of fiscal year 2021.
Impairment and Disposal Charges
During fiscal years 2020 and 2018, impairment and disposal charges of $19 million and $13 million, respectively, primarily related to leasehold improvements. During fiscal year 2019, impairment and disposal charges of $67 million primarily related to property, plant and equipment.
16. Subsequent Events
Preferred Stock Cash Dividends Declared
On December 8, 2020, our Board of Directors declared a quarterly cash dividend of $20.00 per share on our Mandatory Convertible Preferred Stock, payable on December 31, 2020 to stockholders of record on December 15, 2020.
Common Stock Cash Dividends Declared
On December 8, 2020, our Board of Directors declared a quarterly cash dividend of $3.60 per share on our common stock, payable on December 31, 2020 to stockholders of record on December 21, 2020.

Supplementary Financial Data — Quarterly Data (Unaudited)

	Fiscal Quarter Ended
	November 1, 2020 (1)	August 2, 2020 (2)	May 3, 2020 (3)	February 2, 2020 (4)	November 3, 2019 (5)	August 4, 2019 (6)	May 5, 2019 (7)	February 3, 2019 (8)

	(In millions, except per share data)
Total net revenue	$6,467	$5,821	$5,742	$5,858	$5,776	$5,515	$5,517	$5,789
Gross margin	3,747	3,316	3,189	3,264	3,152	3,034	3,089	3,208
Operating income	1,526	1,008	766	714	1,054	865	970	555

Income from continuing operations	1,324	689	568	380	847	715	693	481
Income (loss) from discontinued operations, net of income taxes	—	(1)	(5)	5	—	—	(2)	(10)
Net income	1,324	688	563	385	847	715	691	471
Dividends on preferred stock(9)	(74)	(74)	(75)	(74)	(29)	—	—	—
Net income attributable to common stock	$1,250	$614	$488	$311	$818	$715	$691	$471

Diluted income per share attributable to common stock(10):
Income per share from continuing operations	$2.93	$1.46	$1.18	$0.73	$1.97	$1.71	$1.64	$1.15
Income (loss) per share from discontinued operations	—	(0.01)	(0.01)	0.01	—	—	—	(0.03)
Net income per share	$2.93	$1.45	$1.17	$0.74	$1.97	$1.71	$1.64	$1.12

Dividends declared and paid per share to common stockholders	$3.25	$3.25	$3.25	$3.25	$2.65	$2.65	$2.65	$2.65
Dividends declared and paid per share to common stockholders -full year	$13.00				$10.60
_________________________________

(1)Included amortization of acquisition-related intangible assets of $1,561 million.
(2)Included amortization of acquisition-related intangible assets of $1,553 million.
(3)Included amortization of acquisition-related intangible assets of $1,553 million.
(4)Included the results of Symantec Business beginning with the fiscal quarter ended February 2, 2020 in connection with the Symantec Asset Purchase on November 4, 2019. Also included amortization of acquisition-related intangible assets of $1,553 million.
(5)Included amortization of acquisition-related intangible assets of $1,301 million.
(6)Included amortization of acquisition-related intangible assets of $1,303 million.
(7)Included amortization of acquisition-related intangible assets of $1,299 million.
(8)Included amortization of acquisition-related intangible assets of $1,309 million and restructuring, impairment and disposal charges of $629 million.
(9)Beginning with the fiscal quarter ended November 3, 2019, net income attributable to common stock excluded dividends on Mandatory Convertible Preferred Stock issued during the fiscal quarter ended November 3, 2019.
(10)The sum of quarterly per share information may not equal annual earnings per share as quarterly earnings per share were computed independently for each period presented.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions to Allowances	Charges Utilized/ Write-offs	Balance at End of Period

	(In millions)
Accounts receivable allowances:
Distributor credit allowances (1)
Fiscal year ended November 1, 2020	$153	$696	$(700)	$149
Fiscal year ended November 3, 2019	$151	$705	$(703)	$153
Fiscal year ended November 4, 2018	$177	$882	$(908)	$151

Other accounts receivable allowances (2)
Fiscal year ended November 1, 2020	$38	$84	$(94)	$28
Fiscal year ended November 3, 2019	$12	$99	$(73)	$38
Fiscal year ended November 4, 2018	$31	$116	$(135)	$12

Income tax valuation allowances:
Fiscal year ended November 1, 2020	$1,563	$149	$(5)	$1,707
Fiscal year ended November 3, 2019	$1,347	$284	$(68)	$1,563
Fiscal year ended November 4, 2018	$1,447	$314	$(414)	$1,347
_______________________________________
(1)Distributor credit allowances relate to price adjustments and other allowances.
(2)Other accounts receivable allowances primarily include sales returns and allowance for doubtful accounts.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of November 1, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 1, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of us are being made only in accordance with authorizations of management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of November 1, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of November 1, 2020, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting, as of November 1, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended November 1, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the COVID-19 pandemic, resulting in most of our employees working remotely, this has not meaningfully affected our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
ITEM 9B.OTHER INFORMATION
None.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding our directors and executive officers, set forth in the sections entitled “Proposal 1 — Election of Directors,” “Executive Officers” and “Corporate Governance,” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our 2020 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.
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

ITEM 11.EXECUTIVE COMPENSATION
The information regarding executive compensation required by this Item 11 set forth in the sections entitled “Director Compensation”, “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our 2020 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section. However, the Compensation Committee Report included in such definitive Proxy Statement shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management and related stockholder matters required by this Item 12 set forth in the section entitled “Stockholder Information — Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our 2020 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships, related transactions and director independence required by this Item 13 set forth in the sections entitled “Corporate Governance” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our 2020 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services required by this Item 14 set forth in the proposal relating to the re-appointment of our independent registered public accounting firm in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our 2020 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:
1. Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:
2. Financial Statement Schedules
The financial statement schedule of the Registrant and its subsidiaries for fiscal years 2020, 2019 and 2018 required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K:

Page
Schedule II - Valuation and Qualifying Accounts	105
Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.
3. Exhibits
The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date

2.1#	Agreement and Plan of Merger, dated as of July 11, 2018, by and among Broadcom, Inc., Collie Acquisition Corp. and CA, Inc.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	July 12, 2018
2.2#	Asset Purchase Agreement, dated as of August 8, 2019, by and between Broadcom Inc. and Symantec Corporation.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	August 9, 2019
2.3#	APA Letter Agreement, dated as of October 1, 2020, by and between Broadcom Inc. and NortonLifeLock Inc.			X
3.1	Amended and Restated Certificate of Incorporation.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
3.2	Certificate of Designation of the 8.00% Mandatory Convertible Preferred Stock, Series A.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2019
3.3	Amended and Restated Bylaws.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
4.1	Form of Common Stock Certificate.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 14, 2018
4.2	Form of Certificate of the 8.00% Mandatory Convertible Preferred Stock, Series A (included in Exhibit 3.2).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2019
4.3	Description of Common Stock.	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 20, 2019
4.4	Description of 8.00% Mandatory Convertible Preferred Stock, Series A.	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 20, 2019
4.5
Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (“Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.6	Supplement Indenture to the January 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-34889)	April 9, 2018
4.7	Second Supplement Indenture to the January 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 25, 2019
4.8	Form of 2.375% Senior Note due 2020 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.9	Form of 3.000% Senior Note due 2022 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.10	Form of 3.625% Senior Note due 2024 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.11	Form of 3.875% Senior Note due 2027 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.12	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.13	Supplement Indenture to October 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2018
4.14	Second Supplement Indenture to October 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 25, 2019
4.15	Form of 2.200% Senior Note due 2021 (included in Exhibit 4.12).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.16	Form of 2.650% Senior Note due 2023 (included in Exhibit 4.12).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.17	Form of 3.125% Senior Note due 2025 (included in Exhibit 4.12).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
4.18	Form of 3.500% Senior Note due 2028 (included in Exhibit 4.12).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
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
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2020
4.30	Indenture, dated as of May 8, 2020, by and among the Company, as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.31	Form of 2.250% Senior Notes due 2023 (included in Exhibit 4.30).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.32	Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.30).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
4.33	Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.30).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.34	Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.30).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
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
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 21, 2020
10.1	Form of Indemnification and Advancement Agreement (effective April 4, 2018).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
10.2	Form of Indemnification Agreement (Directors) (effective June 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	June 9, 2016
10.3	Form of Indemnification Agreement (Officers) (effective June 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	June 9, 2016
10.4	Form of Indemnification Agreement (Directors) (effective February 1, 2016).	Broadcom Limited Current Report on Form 8-K12B (Commission File No. 001-37690)	February 2, 2016
10.5	Form of Indemnification Agreement (Directors) (effective prior to February 1, 2016).	Avago Technologies Limited Quarterly Report on Form 10-Q (Commission File No. 001-34428)	September 13, 2013
10.6	Form of Indemnification Agreement (Officers) (effective prior to February 1, 2016).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	February 27, 2008
10.7	Credit Agreement, dated as of May 7, 2019, among Broadcom Inc., the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 7, 2019
10.8	Credit Agreement, dated as of November 4, 2019, among Broadcom Inc., the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	November 4, 2019

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
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
		Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016
10.12	Letter of Offer for Sublease Premises located at 1 Yishun Avenue 7, Singapore 768923.			X
10.13
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
		Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	November 15, 2006
10.17	Lease Agreement dated August 10, 2017 between Five Point Office Venture I, LLC and Broadcom Corporation.	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.18	First Amendment to Lease Agreement by and between Five Point Office Venture 1, LLC and Broadcom Corporation.			X
10.19*	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and Broadcom Corporation.	Broadcom Corporation Current Report on Form 8-K/A (Commission File No. 000-23993)	July 23, 2009

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.20+	Avago Technologies Limited 2009 Equity Incentive Award Plan.	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.21+	Second Amended and Restated Employee Stock Purchase Plan.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	February 2, 2016
10.22+	Amendment to Broadcom Limited Second Amended and Restated Employee Stock Purchase Plan.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
10.23+	LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-195741)	May 6, 2014
10.24+	Amendment to the LSI Corporation 2003 Equity Incentive Plan (effective February 1, 2016).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 23, 2016
10.25+	Amendment to the LSI Corporation 2003 Equity Incentive Plan (effective April 4, 2018).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
10.26+	Broadcom Corporation 2012 Stock Incentive Plan.	Broadcom Corporation Annual Report on Form 10-K (Commission File No. 000-23993)	January 29, 2015
10.27+	Amendment to the Broadcom Corporation 2012 Stock Incentive Plan (effective February 1, 2016).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 23, 2016
10.28+	Amendment to the Broadcom Corporation 2012 Stock Incentive Plan (effective April 4, 2018).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
10.29+	Brocade Communications Systems, Inc. Amended and Restated Inducement Award Plan, effective as of May 24, 2016.	Brocade Communication Systems, Inc. Post-Effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement (Commission File No. 333-211823)	June 3, 2016
10.30+	Amendment to the Brocade Communication Systems, Inc. Amended and Restated Inducement Award Plan (effective November 17, 2017).	Broadcom Limited Registration Statement on Form S-8 (Commission File No. 333-221654)	November 11, 2017
10.31+	Amendment to the Brocade Communication Systems, Inc. Amended and Restated Inducement Award Plan (effective April 4, 2018).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
10.32+	CA, Inc. 2011 Incentive Plan, as amended and restated as of November 5, 2018.	Broadcom Inc. Registration Statement on Form S-8 (Commission File No. 333-228175	November 5, 2018
10.33+	Bay Dynamics, Inc. 2016 Equity Incentive Plan.	Broadcom Inc. Registration Statement on Form S-8 (Commission File No. 333-235753)	December 30, 2019
10.34+	Form of Annual Bonus Plan for Executive Employees.	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 23, 2016
10.35+	Form of Option Agreement under Avago Technologies Limited 2009 Equity Incentive Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.36+	Form of Restricted Stock Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan (effective February 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016
10.37+	Form of Restricted Stock Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan (effective December 5, 2017).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.38+	Form of Restricted Stock Unit Award Agreement under Avago Technologies Limited 2009 Equity Incentive Plan (effective April 4, 2018).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 16, 2018
10.39+	Form of Restricted Stock Unit Award Agreement under Avago Technologies Limited 2009 Equity Incentive Plan (effective December 5, 2018).	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 21, 2018
10.40+	Form of Agreement for Multi-Year Equity Award of Restricted Stock Unit Award under the Avago Technologies Limited 2009 Equity Incentive Award Plan).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 6, 2018
10.41+	Form of Performance Stock Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 9, 2017
10.42+	Form of Performance Share Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Plan (effective March 13, 2018).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 15, 2018
10.43+	Form of Performance Share Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Plan (effective April 4, 2018).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 16, 2018
10.44+	Form of Performance Stock Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Plan (effective December 5, 2018).	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 21, 2018
10.45+	Form of Agreement for Multi-Year Equity Award of Performance Stock Units under the Avago Technologies Limited 2009 Equity Incentive Award Plan).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 6, 2018
10.46+	Form of Option Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-196438)	June 2, 2014
10.47+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective February 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016
10.48+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 5, 2017).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.49+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective April 4 2018).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 16, 2018
10.50+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 5, 2018).	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 21, 2018
10.51+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 8, 2020).			X

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.52+	Form of Performance Stock Unit Agreement (Relative TSR) under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 8, 2020).			X
10.53+	Broadcom Corporation Amended and Restated Restricted Stock Units Incentive Award Program.	Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	April 24, 2014
10.54+	Amendment to Broadcom Corporation Amended and Restated Restricted Stock Units Incentive Award Program.	Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	July 30, 2015
10.55+	Form of Award Letter under the Broadcom Corporation Amended and Restated Restricted Stock Units Incentive Award Program.	Broadcom Corporation Quarterly Report on Form 10-Q (Commission File No. 000-23993)	April 24, 2014
10.56+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan (effective February 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016
10.57+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan (effective December 5, 2017).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.58+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan, as amended (effective April 4, 2018).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 16, 2018
10.59+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan, as amended (effective December 5, 2018).	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 21, 2018
10.60+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan, as amended (effective December 6, 2019).	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 20, 2019
10.61+	Form of Agreement for Multi-Year Equity Award of Restricted Stock Units under the Broadcom Corporation 2012 Stock Incentive Plan.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 6, 2018
10.62+	Form of Performance Stock Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan.	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 9, 2017
10.63+	Form of Performance Share Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan (effective March 15, 2018).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 15, 2018
10.64+	Form of Performance Share Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan (effective April 4, 2018).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 16, 2018
10.65+	Form of Performance Stock Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan (effective December 5, 2018).	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 21, 2018
10.66+	Form of Agreement for Multi-Year Equity Award of Performance Stock Units under the Broadcom Corporation 2012 Stock Incentive Plan.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 6, 2018
10.67+	Form of Performance Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan, as amended (effective December 6, 2019).	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 20, 2019

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.68+	Performance Stock Unit Award Agreement, dated June 15, 2017, between Broadcom Limited and Hock E. Tan.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	June 19, 2017
10.69+	Policy on Acceleration of Executive Staff Equity Awards in the Event of Permanent Disability.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	March 15, 2019
10.70+	Policy on Acceleration of Equity Awards in the Event of Death.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	March 15, 2019
10.71+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Hock E. Tan.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
10.72+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Thomas H. Krause, Jr.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
10.73+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Charlie B. Kawwas.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
10.74+	Severance Benefits Agreement, dated September 26, 2017, between Broadcom Limited and Mark Brazeal.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 16, 2018
10.75+	Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Kirsten M. Spears.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
10.76+	Letter Agreement dated December 8, 2020, between Broadcom Inc. and Kirsten M. Spears.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
21.1	List of Subsidiaries.			X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			X
24.1	Power of Attorney (see signature page to this Form 10-K).			X
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X
101.SCH	XBRL Schema Document			X
101.CAL	XBRL Calculation Linkbase Document			X

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
101.DEF	XBRL Definition Linkbase Document			X
101.LAB	XBRL Labels Linkbase Document			X
101.PRE	XBRL Presentation Linkbase Document			X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

Notes:

+	Indicates a management contract or compensatory plan or arrangement.
#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
*	Certain information omitted pursuant to a request for confidential treatment filed with the SEC.

ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADCOM INC.

By:	/s/ Hock E. Tan
	Name:	Hock E. Tan
	Title:	President and Chief Executive Officer

Date: December 18, 2020

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Hock E. Tan, Kirsten M. Spears and Mark D. Brazeal, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Hock E. Tan	President and Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2020
Hock E. Tan

/s/ Kirsten M. Spears	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 18, 2020
Kirsten M. Spears

/s/ Henry Samueli	Chairman of the Board of Directors	December 18, 2020
Henry Samueli

/s/ Eddy W. Hartenstein	Lead Independent Director	December 18, 2020
Eddy W. Hartenstein

/s/ Diane M. Bryant	Director	December 18, 2020
Diane M. Bryant

/s/ Gayla J. Delly	Director	December 18, 2020
Gayla J. Delly

/s/ Raul F. Fernandez	Director	December 18, 2020
Raul F. Fernandez

/s/ Check Kian Low	Director	December 18, 2020
Check Kian Low

/s/ Justine F. Page	Director	December 18, 2020
Justine F. Page

/s/ Harry L. You	Director	December 18, 2020
Harry L. You