Form 10-Q
period 2021-01-31
Broadcom Inc.
filed 2021-03-12
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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

As of February 26, 2021, there were 408,302,326 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended January 31, 2021

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	January 31, 2021	November 1, 2020

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$9,552	$7,618
Trade accounts receivable, net	2,524	2,297
Inventory	952	1,003
Other current assets	1,272	977
Total current assets	14,300	11,895
Long-term assets:
Property, plant and equipment, net	2,496	2,509
Goodwill	43,457	43,447
Intangible assets, net	15,419	16,782
Other long-term assets	1,300	1,300
Total assets	$76,972	$75,933
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$898	$836
Employee compensation and benefits	494	877
Current portion of long-term debt	864	827
Other current liabilities	4,438	3,831
Total current liabilities	6,694	6,371
Long-term liabilities:
Long-term debt	41,068	40,235
Other long-term liabilities	5,211	5,426
Total liabilities	52,973	52,032
Commitments and contingencies (Note 11)
Preferred stock dividend obligation	26	27
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; 8.00% Mandatory Convertible Preferred Stock, Series A, 4 shares issued and outstanding; aggregate liquidation value of $3,738 as of January 31, 2021 and November 1, 2020	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 408 and 407 shares issued and outstanding as of January 31, 2021 and November 1, 2020, respectively	—	—
Additional paid-in capital	24,080	23,982
Retained earnings	—	—
Accumulated other comprehensive loss	(107)	(108)
Total stockholders’ equity	23,973	23,874
Total liabilities and equity	$76,972	$75,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended
	January 31, 2021	February 2, 2020

	(In millions, except per share data)
Net revenue:
Products	$5,081	$4,204
Subscriptions and services	1,574	1,654
Total net revenue	6,655	5,858
Cost of revenue:
Cost of products sold	1,672	1,459
Cost of subscriptions and services	142	177
Amortization of acquisition-related intangible assets	874	950
Restructuring charges	15	8
Total cost of revenue	2,703	2,594
Gross margin	3,952	3,264
Research and development	1,211	1,289
Selling, general and administrative	339	601
Amortization of acquisition-related intangible assets	494	603
Restructuring, impairment and disposal charges	71	57
Total operating expenses	2,115	2,550
Operating income	1,837	714
Interest expense	(570)	(406)
Other income (expense), net	117	(4)
Income from continuing operations before income taxes	1,384	304
Provision for (benefit from) income taxes	6	(76)
Income from continuing operations	1,378	380
Income from discontinued operations, net of income taxes	—	5
Net income	1,378	385
Dividends on preferred stock	(74)	(74)
Net income attributable to common stock	$1,304	$311

Basic income per share attributable to common stock:
Income per share from continuing operations	$3.20	$0.77
Income per share from discontinued operations	—	0.01
Net income per share	$3.20	$0.78

Diluted income per share attributable to common stock:
Income per share from continuing operations	$3.05	$0.73
Income per share from discontinued operations	—	0.01
Net income per share	$3.05	$0.74

Weighted-average shares used in per share calculations:
Basic	407	398
Diluted	428	420
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended
	January 31, 2021	February 2, 2020

	(In millions)
Net income	$1,378	$385
Other comprehensive income, net of tax:
Change in actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	1	—
Other comprehensive income, net of tax	1	—
Comprehensive income	$1,379	$385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Fiscal Quarter Ended
	January 31, 2021	February 2, 2020

	(In millions)
Cash flows from operating activities:
Net income	$1,378	$385
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	1,395	1,582
Depreciation	138	146
Stock-based compensation	444	545
Deferred taxes and other non-cash taxes	(149)	(72)
Loss on debt extinguishment	172	5
Unrealized gain on investments	(119)	—
Non-cash restructuring, impairment and disposal charges	15	11
Non-cash interest expense	22	30
Other	(5)	19
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(247)	(392)
Inventory	51	40
Accounts payable	44	117
Employee compensation and benefits	(375)	(217)
Other current assets and current liabilities	408	346
Other long-term assets and long-term liabilities	(59)	(223)
Net cash provided by operating activities	3,113	2,322
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(8)	(10,870)
Purchases of property, plant and equipment	(114)	(108)
Other	—	(9)
Net cash used in investing activities	(122)	(10,987)
Cash flows from financing activities:
Proceeds from long-term borrowings	9,904	15,381
Repayment of debt	(9,200)	(4,537)
Other borrowings, net	—	718
Payment of dividends	(1,543)	(1,372)
Shares repurchased for tax withholdings on vesting of equity awards	(225)	(169)
Issuance of common stock	35	37
Other	(28)	(4)
Net cash provided by (used in) financing activities	(1,057)	10,054
Net change in cash and cash equivalents	1,934	1,389
Cash and cash equivalents at beginning of period	7,618	5,055
Cash and cash equivalents at end of period	$9,552	$6,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — UNAUDITED
Fiscal Quarter Ended January 31, 2021

	8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of November 1, 2020	4	$—	407	$—	$23,982	$—	$(108)	$23,874
Net income	—	—	—	—	—	1,378	—	1,378
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends to common stockholders	—	—	—	—	(164)	(1,304)	—	(1,468)
Dividends to preferred stockholders	—	—	—	—	—	(74)	—	(74)
Common stock issued	—	—	2	—	35	—	—	35
Stock-based compensation	—	—	—	—	444	—	—	444
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(217)	—	—	(217)
Balance as of January 31, 2021	4	$—	408	$—	$24,080	$—	$(107)	$23,973

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
Broadcom Inc. (“Broadcom”), a Delaware corporation, is a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation in the semiconductor industry and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, automate, manage and secure applications across mainframe, distributed, mobile and cloud platforms. Our portfolio of mainframe and BizOps software solutions enables customers to leverage the benefits of agility, automation, insights, resiliency and security in managing business processes and technology investments. We offer a cyber security solutions portfolio, including endpoint, network, information and identity security solutions. We also offer mission critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom and its consolidated subsidiaries. We have two reportable segments: semiconductor solutions and infrastructure software.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending October 31, 2021 (“fiscal year 2021”) is a 52-week fiscal year. The first quarter of our fiscal year 2021 ended on January 31, 2021, the second quarter ends on May 2, 2021 and the third quarter ends on August 1, 2021. Our fiscal year ended November 1, 2020 (“fiscal year 2020”) was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 1, 2020 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2020 as filed with the Securities and Exchange Commission. All intercompany transactions and balances have been eliminated in consolidation. The operating results for the fiscal quarter ended January 31, 2021 are not necessarily indicative of the results that may be expected for fiscal year 2021, or for any other future period.
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
Reclassifications. Certain reclassifications have been made to the prior period condensed consolidated statement of cash flows to conform to the current period presentation. These reclassifications had no impact on previously reported net cash activities.
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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended January 31, 2021
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$390	$4,320	$371	$5,081
Subscriptions and services (a)	1,004	191	379	1,574
Total	$1,394	$4,511	$750	$6,655

	Fiscal Quarter Ended February 2, 2020
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$440	$3,451	$313	$4,204
Subscriptions and services (a)	1,099	169	386	1,654
Total	$1,539	$3,620	$699	$5,858
________________________________
(a) Subscriptions and services predominantly includes software licenses with termination for convenience clauses.
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose net revenue by region based on the geographic shipment or delivery location specified by our distributors, original equipment manufacturer customers, contract manufacturers, channel partners, or software customers.
Contract Balances
Contract assets and contract liabilities balances were as follows:

	Contract Assets	Contract Liabilities

	(In millions)
Balance as of November 1, 2020	$158	$3,443

Balance as of January 1, 2021	$160	$3,833
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements, which may include termination for convenience provisions. The amount of revenue recognized during the fiscal quarter ended January 31, 2021 that was included in the contract liabilities balance as of November 1, 2020 was $1,132 million. The amount of revenue recognized during the fiscal quarter ended February 2, 2020 that was included in the contract liabilities balance as of November 3, 2019 was $669 million.
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
Because the substantial majority of our customer software contracts allow our customers to terminate for convenience without a substantive penalty or have an original duration of one year or less, the total amount of the transaction price allocated to remaining performance obligations as of January 31, 2021 was not material. Since the majority of our software contracts are not deemed to be committed, although our customers generally do not exercise their termination for convenience rights, and the majority of the contracts we execute for products, as well as subscriptions and services, have a duration of one year or less, our remaining performance obligations are not indicative of revenue for future periods.
3. Acquisitions
Acquisition of the Symantec Corporation Enterprise Security Business
On November 4, 2019, we completed the purchase of certain assets and assumed certain liabilities of the Symantec Corporation Enterprise Security business (the “Symantec Business”), which was an established leader in cyber security, for $10.7 billion in cash (the “Symantec Asset Purchase”). We acquired the Symantec Business to expand our footprint of mission critical infrastructure software with our existing customer base.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for the period presented, as if we had completed the Symantec Asset Purchase as of the beginning of our fiscal year ended November 3, 2019 (“fiscal year 2019”). The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges related to the acquisition and transaction costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2019 or of the results of our future operations of the combined business.

Fiscal Quarter Ended
February 2, 2020

(In millions)
Pro forma net revenue	$5,639
Pro forma net income attributable to common stock	$229
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
4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $2,728 million and $2,471 million of time deposits and $715 million and $790 million of money-market funds as of January 31, 2021 and November 1, 2020, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $927 million and $901 million during the fiscal quarters ended January 31, 2021 and February 2, 2020, respectively. Factoring fees for the sales of receivables were recorded in other income (expense), net and were not material for any of the periods presented.
Inventory

	January 31, 2021	November 1, 2020

	(In millions)
Finished goods	$306	$323
Work-in-process	552	558
Raw materials	94	122
Total inventory	$952	$1,003
Other Current Assets

	January 31, 2021	November 1, 2020

	(In millions)
Prepaid expenses	$513	$387
Other (miscellaneous)	759	590
Total other current assets	$1,272	$977
Other Current Liabilities

	January 31, 2021	November 1, 2020

	(In millions)
Contract liabilities	$3,098	$2,620
Tax liabilities	562	440
Other (miscellaneous)	778	771
Total other current liabilities	$4,438	$3,831
Other Long-Term Liabilities

	January 31, 2021	November 1, 2020

	(In millions)
Unrecognized tax benefits	$3,210	$3,185
Contract liabilities	735	823
Other (miscellaneous)	1,266	1,418
Total other long-term liabilities	$5,211	$5,426
Supplemental Cash Flow Information

	Fiscal Quarter Ended
	January 31, 2021	February 2, 2020

	(In millions)
Cash paid for interest	$372	$381
Cash paid for income taxes	$147	$131
At each of January 31, 2021 and February 2, 2020, $46 million of unpaid purchases of property, plant and equipment were included in accounts payable. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant and equipment in the condensed consolidated statements of cash flows in the period in which they are paid.

5. Goodwill and Intangible Assets
Goodwill

	Semiconductor Solutions	Infrastructure Software	Total

	(In millions)
Balance as of November 1, 2020	$25,959	$17,488	$43,447
Acquisition	—	10	10
Balance as of January 31, 2021	$25,959	$17,498	$43,457
Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of January 31, 2021:
Purchased technology	$24,126	$(14,797)	$9,329
Customer contracts and related relationships	8,392	(3,525)	4,867
Order backlog	2,579	(1,965)	614
Trade names	797	(341)	456
Other	252	(124)	128
Intangible assets subject to amortization	36,146	(20,752)	15,394
In-process research and development	25	—	25
Total	$36,171	$(20,752)	$15,419

As of November 1, 2020:
Purchased technology	$24,119	$(13,925)	$10,194
Customer contracts and related relationships	8,389	(3,179)	5,210
Order backlog	2,579	(1,836)	743
Trade names	797	(322)	475
Other	252	(117)	135
Intangible assets subject to amortization	36,136	(19,379)	16,757
In-process research and development	25	—	25
Total	$36,161	$(19,379)	$16,782

Based on the amount of intangible assets subject to amortization at January 31, 2021, the expected amortization expense for each of the next five years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense
(In millions)
2021 (remainder)	$4,047
2022	4,367
2023	3,237
2024	2,367
2025	656
Thereafter	720
Total	$15,394
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	January 31, 2021
(In years)
Purchased technology	5
Customer contracts and related relationships	4
Order backlog	2
Trade names	9
Other	9

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
Diluted shares outstanding include the dilutive effect of unvested restricted stock units (“RSUs”), in-the-money stock options and employee stock purchase plan rights under the Broadcom Inc. Employee Stock Purchase Plan, as amended (“ESPP”), (collectively referred to as “equity awards”), as well as Mandatory Convertible Preferred Stock, as defined in Note 8. “Stockholders’ Equity.” Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.
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
For each of the fiscal quarters ended January 31, 2021 and February 2, 2020, diluted net income per share excluded the potentially dilutive effect of 12 million shares of common stock issuable upon the conversion of Mandatory Convertible Preferred Stock as their effect was antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended
	January 31, 2021	February 2, 2020

	(In millions, except per share data)
Numerator:
Income from continuing operations	$1,378	$380
Dividends on preferred stock	(74)	(74)
Income from continuing operations attributable to common stock	1,304	306
Income from discontinued operations, net of income taxes, attributable to common stock	—	5
Net income attributable to common stock	$1,304	$311

Denominator:
Weighted-average shares outstanding - basic	407	398
Dilutive effect of equity awards	21	22
Weighted-average shares outstanding - diluted	428	420

Basic income per share attributable to common stock:
Income per share from continuing operations	$3.20	$0.77
Income per share from discontinued operations	—	0.01
Net income per share	$3.20	$0.78

Diluted income per share attributable to common stock:
Income per share from continuing operations	$3.05	$0.73
Income per share from discontinued operations	—	0.01
Net income per share	$3.05	$0.74

7. Borrowings

	Effective Interest Rate	January 31, 2021	November 1, 2020

	(In millions, except percentages)
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	$750	$—
2.450% notes due February 2031	2.56%	2,750	—
2.600% notes due February 2033	2.70%	1,750	—
3.500% notes due February 2041	3.60%	3,000	—
3.750% notes due February 2051	3.84%	1,750	—
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	1,695	1,695
4.110% notes due September 2028	5.02%	2,222	2,222
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	112	1,000
3.150% notes due November 2025	3.29%	2,250	2,250
4.150% notes due November 2030	4.27%	2,750	2,750
4.300% notes due November 2032	4.39%	2,000	2,000
April 2020 Senior Notes - fixed rate
4.700% notes due April 2025	4.88%	2,250	2,250
5.000% notes due April 2030	5.18%	2,250	2,250
November 2019 Term Loans - floating rate
LIBOR plus 1.125% term loan due November 2022	1.54%	—	1,819
LIBOR plus 1.250% term loan due November 2024	1.56%	—	4,069
April 2019 Senior Notes - fixed rate
3.125% notes due April 2021	3.61%	274	525
3.125% notes due October 2022	3.53%	188	693
3.625% notes due October 2024	3.98%	1,044	1,044
4.250% notes due April 2026	4.54%	2,500	2,500
4.750% notes due April 2029	4.95%	3,000	3,000
2017 Senior Notes - fixed rate
2.200% notes due January 2021	2.41%	—	282
3.000% notes due January 2022	3.21%	569	842
2.650% notes due January 2023	2.78%	261	1,000
3.625% notes due January 2024	3.74%	1,352	1,352
3.125% notes due January 2025	3.23%	1,000	1,000
3.875% notes due January 2027	4.02%	4,800	4,800
3.500% notes due January 2028	3.60%	1,250	1,250
Assumed CA Senior Notes - fixed rate
3.600% notes due August 2022	4.07%	144	283
4.500% notes due August 2023	4.10%	143	250
4.700% notes due March 2027	5.15%	350	350
Other borrowings
2.500% - 4.500% notes due August 2022 - August 2034	2.59% - 4.55%	22	22
Total principal amount outstanding		42,426	41,498
Less: Unamortized discount and issuance costs		(558)	(504)
Total debt		$41,868	$40,994

As of January 31, 2021 and November 1, 2020, short-term finance lease liabilities of $21 million and $20 million, respectively, were included in the current portion of long-term debt and long-term finance lease liabilities of $43 million and $48 million, respectively, were included in long-term debt.
January 2021 Senior Notes
In January 2021, we issued $10 billion of senior unsecured notes (the “January 2021 Senior Notes”). The January 2021 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom Corporation and Broadcom Technologies Inc. At our option, we may redeem or purchase, in whole or in part, any of the January 2021 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the January 2021 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest. As of January 31, 2021, the January 2021 Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
During the fiscal quarter ended January 31, 2021, we used the net proceeds from the January 2021 Senior Notes to repay an aggregate of $5,888 million, or the outstanding balance, of our unsecured term A-3 facility and unsecured term A-5 facility under the credit agreement entered into on November 4, 2019 (the “November 2019 Credit Agreement”). Additionally, pursuant to a cash tender offer that we announced on January 4, 2021 (the “Tender Offer”), we early settled and repurchased $2,902 million of certain series of our outstanding notes maturing between 2021 and 2023. As a result of these transactions, we incurred premiums of $128 million and wrote off $44 million of unamortized discount and issuance costs, both of which were included in interest expense. We also repaid $282 million of our 2.200% notes upon maturity in January 2021.
Subsequent to the fiscal quarter ended January 31, 2021, we completed the Tender Offer and repurchased an additional $9 million of certain series of our outstanding notes maturing between 2021 and 2023. In February 2021, we used the remaining proceeds from the January 2021 Senior Notes to repurchase $606 million, or the outstanding balances, of our 3.125% notes due April 2021, 3.125% notes due October 2022, and 3.600% notes due August 2022. On March 5, 2021, we repurchased $314 million of our 3.000% notes due January 2022. As a result of these repurchases, we incurred premiums of $23 million.
January 2021 Credit Agreement
In January 2021, we entered into a credit agreement ( the “January 2021 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility (the “Revolving Facility”), of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under the Revolving Facility for revolving loans. Subject to the terms of the January 2021 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the January 2021 Credit Agreement. In connection with the January 2021 Credit Agreement, we terminated the credit agreement entered into on May 7, 2019, which provided for a five-year $5 billion unsecured revolving credit facility, and the November 2019 Credit Agreement. As of January 31, 2021, we had no borrowings outstanding under the Revolving Facility.
Commercial Paper
    In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under the Revolving Facility. As our commercial paper program is supported by the Revolving Facility, we have the ability and intent to continuously refinance Commercial Paper. As of January 31, 2021 and November 1, 2020, we had no Commercial Paper outstanding.
Fair Value of Debt
As of January 31, 2021, the estimated aggregate fair value of debt was $46,533 million. The fair value of our senior notes was determined using quoted prices from less active markets. All of our debt obligations are categorized as Level 2 instruments.

Future Principal Payments of Debt
The future scheduled principal payments of debt as of January 31, 2021 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2021 (remainder)	$274
2022	910
2023	404
2024	2,515
2025	3,250
Thereafter	35,073
Total	$42,426
As of January 31, 2021 and November 1, 2020, we accrued interest payable of $308 million and $304 million, respectively, and were in compliance with all debt covenants.
8. Stockholders’ Equity
Mandatory Convertible Preferred Stock
On September 30, 2019, we completed an offering of approximately 4 million shares of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share (“Mandatory Convertible Preferred Stock”).
On September 30, 2022, unless earlier converted, each outstanding share of Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock at a rate between the then minimum and maximum conversion rates. At any time prior to September 30, 2022, holders may elect to convert each share of Mandatory Convertible Preferred Stock into shares of our common stock at the then minimum conversion rate. The conversion rates are subject to anti-dilution adjustments. As of January 31, 2021, the minimum conversion rate was 3.0637 and the maximum conversion rate was 3.5811.
We recognized $26 million and $27 million of accrued preferred stock dividends, which were presented as temporary equity on our condensed consolidated balance sheets as of January 31, 2021 and November 1, 2020, respectively.
Cash Dividends Declared and Paid

	Fiscal Quarter Ended
	January 31, 2021	February 2, 2020

	(In millions, except per share data)
Dividends per share to common stockholders	$3.60	$3.25
Dividends to common stockholders	$1,468	$1,297
Dividends per share to preferred stockholders	$20.00	$20.00
Dividends to preferred stockholders	$75	$75
Stock-Based Compensation Expense

	Fiscal Quarter Ended
	January 31, 2021	February 2, 2020

	(In millions)
Cost of products sold	$20	$31
Cost of subscriptions and services	12	12
Research and development	328	391
Selling, general and administrative	84	111
Total stock-based compensation expense	$444	$545
As of January 31, 2021, the total unrecognized compensation cost related to unvested stock-based awards was $3,637 million, which is expected to be recognized over the remaining weighted-average service period of 3.3 years.

Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding		Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 1, 2020	32		$188.35
Granted	—	*	$372.28
Vested	(2)		$224.81
Forfeited	—	*	$194.09
Balance as of January 31, 2021	30		$188.32
________________________________
* Represents fewer than 1 million shares.
The aggregate fair value of time- and market-based RSUs that vested during the fiscal quarter ended January 31, 2021 was $664 million, which represents the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
A summary of time- and market-based stock option activity is as follows:

	Number of Options Outstanding		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value

	(In millions, except years and per share data)
Balance as of November 1, 2020	1		$62.35
Exercised	(1)		$58.32		$211
Balance as of January 31, 2021	—	*	$69.63	0.4	$126
Fully vested as of January 31, 2021	—	*	$69.86	0.3	$124
Fully vested and expected to vest as of January 31, 2021	—	*	$69.63	0.4	$126
________________________________
* Represents fewer than 1 million shares.
9. Income Taxes
The provision for income taxes was $6 million and the benefit from income taxes was $76 million for the fiscal quarters ended January 31, 2021 and February 2, 2020, respectively.
The provision for income taxes for the fiscal quarter ended January 31, 2021 was primarily due to higher profits from continuing operations, partially offset by excess tax benefits from stock-based awards and the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements.
The benefit from income taxes for the fiscal quarter ended February 2, 2020 was primarily due to the remeasurement of certain foreign deferred tax assets and liabilities and excess tax benefits from stock-based awards.
Uncertain Tax Positions
The balance of gross unrecognized tax benefits was $4,806 million and $4,748 million as of January 31, 2021 and November 1, 2020, respectively. This increase was primarily due to changes in uncertain tax positions from adjustments arising from audits conducted by tax authorities.
Accrued interest and penalties are included in other long-term liabilities on the condensed consolidated balance sheets. As of January 31, 2021 and November 1, 2020, the combined amount of cumulative accrued interest and penalties was approximately $341 million and $340 million, respectively.
As of January 31, 2021 and November 1, 2020, approximately $5,147 million and $5,088 million, respectively, of the unrecognized tax benefits, including accrued interest and penalties, would affect our effective tax rate if favorably resolved.

We are subject to U.S. income tax examination for fiscal years 2013 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside of the U.S. for fiscal years 2008 and later. It is possible that our existing unrecognized tax benefits may change up to $233 million as a result of lapses of the statute of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.
10. Segment Information
Reportable Segments
We have two reportable segments: semiconductor solutions and infrastructure software. Each segment represents components for which separate financial information is available that is utilized on a regular basis by the CODM in determining how to allocate resources and evaluate performance. The reportable segments are determined based on several factors including, but not limited to, customer base, homogeneity of products, technology, delivery channels and similar economic characteristics.
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
Infrastructure software. We provide a portfolio of software solutions that enables customers to plan, develop, automate, manage and secure applications across mainframe, distributed, mobile and cloud platforms. Our portfolio of mainframe and BizOps software solutions enables customers to leverage the benefits of agility, automation, insights, resiliency and security in managing business processes and technology investments. Our cyber security solutions portfolio includes endpoint, network, information and identity security solutions. We also offer mission critical FC SAN products and related software.
Our CODM assesses the performance of each segment and allocates resources to each segment based on net revenue and operating results and does not evaluate each segment using discrete asset information. Operating results by segment include items that are directly attributable to each segment and also include shared expenses such as global operations, including manufacturing support, logistics and quality control, expenses associated with selling, general and administrative activities, facilities and information technology (“IT”) expenses. Shared expenses are primarily allocated based on revenue and headcount.
During the fourth quarter of fiscal year 2020, we refined our allocation methodology for certain selling, general and administrative expenses to more closely align these costs with the segment benefiting from the shared expenses. Prior period segment results have been recast to conform to the current presentation.
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
Depreciation expense directly attributable to each reportable segment is included in the operating results of each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue in either of the fiscal quarters ended January 31, 2021 or February 2, 2020. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Fiscal Quarter Ended
	January 31, 2021	February 2, 2020

	(In millions)
Net revenue:
Semiconductor solutions	$4,908	$4,191
Infrastructure software	1,747	1,667
Total net revenue	$6,655	$5,858

Operating income:
Semiconductor solutions	$2,561	$2,043
Infrastructure software	1,219	1,041
Unallocated expenses	(1,943)	(2,370)
Total operating income	$1,837	$714
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors and channel partners globally. No customer accounted for 10% or more of our net accounts receivable balance as of January 31, 2021 or November 1, 2020.
One customer accounted for 19% and 14% of our net revenue for the fiscal quarters ended January 31, 2021 and February 2, 2020, respectively. Net revenue from this customer was included in our semiconductor solutions segment.
11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of January 31, 2021 that materially changed from the end of fiscal year 2020:

Fiscal Year:	Debt Principal, Interest and Fees	Purchase Commitments	Other Contractual Commitments

	(In millions)
2021 (remainder)	$1,439	$883	$173
2022	2,506	76	227
2023	1,977	19	216
2024	4,053	—	157
2025	4,655	—	63
Thereafter	42,259	—	239
Total	$56,889	$978	$1,075
Debt Principal, Interest and Fees. Represents principal, interest and fees on our borrowings.
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

Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at January 31, 2021, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,210 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of January 31, 2021 have been excluded from the contractual obligations table above.
Standby Letters of Credit
As of January 31, 2021 and November 1, 2020, we had standby letters of credit of $62 million and $65 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantees.
Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our lines of business, including commercial disputes, employment issues, tax disputes and disputes involving claims by third parties that our activities infringe their patent, copyright, trademark or other IP rights, as well as regulatory investigations or inquiries. Legal proceedings and regulatory investigations or inquiries are often complex, may require the expenditure of significant funds and other resources, and the outcome of such proceedings is inherently uncertain, with material adverse outcomes possible. IP property claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing IP. Claims that our products or processes infringe or misappropriate any third-party IP rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time, we pursue litigation to assert our IP rights. Regardless of the merit or resolution of any such litigation, complex IP litigation is generally costly and diverts the efforts and attention of our management and technical personnel.
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
12. Restructuring Charges
The following is a summary of significant restructuring expense recognized primarily in operating expenses:
•During the first quarter of fiscal year 2021, we initiated cost reduction activities associated with plans to align our workforce with strategic business activities and to improve efficiencies in our operations. As a result, we recognized $75 million of restructuring expense primarily related to employee termination costs during the fiscal quarter ended January 31, 2021.
•During the first quarter of fiscal year 2020, we initiated cost reduction activities associated with the Symantec Asset Purchase. As a result, we recognized $33 million of restructuring expense primarily related to employee termination costs during the fiscal quarter ended February 2, 2020. These restructuring activities were substantially completed at the end of fiscal year 2020.
•During the first quarter of fiscal year 2019, we initiated cost reduction activities associated with our acquisition of CA, Inc. As a result, we recognized $19 million of restructuring expense primarily related to employee termination and lease and other exit costs during the fiscal quarter ended February 2, 2020. These restructuring activities were substantially completed at the end of fiscal year 2020.
The following table summarizes the significant activities within, and components of, the restructuring liabilities during the fiscal quarter ended January 31, 2021:

	Employee Termination Costs	Leases and Other Exit Costs (a)	Total

	(In millions)
Balance as of November 1, 2020	$34	$—	$34
Restructuring charges	61	14	75
Utilization	(52)	(14)	(66)
Balance as of January 31, 2021 (b)	$43	$—	$43
_________________________________
(a) As of January 31, 2021, $78 million of restructured lease liabilities were included in short-term and long-term lease liabilities.
(b) We expect the majority of the employee termination costs balance to be paid within the next twelve months.

13. Subsequent Events
Preferred Stock Cash Dividends Declared
On March 3, 2021, our Board of Directors declared a quarterly cash dividend of $20.00 per share on our Mandatory Convertible Preferred Stock, payable on March 31, 2021 to stockholders of record on March 15, 2021.
Common Stock Cash Dividends Declared
On March 3, 2021, our Board of Directors declared a quarterly cash dividend of $3.60 per share on our common stock, payable on March 31, 2021 to stockholders of record on March 22, 2021.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 1, 2020 (“fiscal year 2020”) included in our Annual Report on Form 10-K for fiscal year 2020 (“2020 Annual Report on Form 10-K”). References to “Broadcom,” “we,” “our” and “us” are to Broadcom Inc. and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include the potential impact of the COVID-19 pandemic; projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies and objectives of management for future operations; and statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property (“IP”) rights. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation in the semiconductor industry and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, automate, manage and secure applications across mainframe, distributed, mobile and cloud platforms. Our portfolio of mainframe and BizOps software solutions enables customers to leverage the benefits of agility, automation, insights, resiliency and security in managing business processes and technology investments. We offer a cyber security solutions portfolio, including endpoint, network, information and identity security solutions. We also offer mission critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products.
We have two reportable segments: semiconductor solutions and infrastructure software. Our semiconductor solutions segment includes all of our product lines and IP licensing. Our infrastructure software segment includes our mainframe, BizOps and cyber security solutions, and our FC SAN business.

During the fourth quarter of our fiscal year 2020, we refined our allocation methodology for certain selling, general and administrative expenses to more closely align these costs with the segment benefiting from the shared expenses. Prior period segment results have been recast to conform to the current presentation.
Quarterly Highlights
Highlights during the fiscal quarter ended January 31, 2021 include the following:
•We generated $3,113 million of cash from operations.
•We paid $1,543 million in cash dividends.
COVID-19 Update
In response to the ongoing COVID-19 pandemic and the various resulting government directives, we have taken extensive measures to protect the health and safety of our employees and contractors at our facilities. We modified our workplace practices globally, which resulted in most of our employees working remotely for an extended period of time. While we have implemented a phased-in return of employees to many of our facilities, if the spread of COVID-19 worsens significantly, we may need to further limit onsite operations or otherwise modify our business practices. We continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.
The demand environment for our semiconductor products was consistent with our expectations for the first quarter of our fiscal year ending October 31, 2021 (“fiscal year 2021”), with continued demand for products and infrastructure to support a dramatic increase around the world in remote or tele-work and learning due to COVID-19. While we continue to see robust demand in this area, the macroeconomic environment remains uncertain and it may not be sustainable over the longer term. To date, the impact of COVID-19 on the demand environment for our software products has been limited. On the product supply side, we continue to experience various constraints in our supply chain due to the pandemic, including with respect to wafers and substrates. As a result, supply lead times are still extended and we continue to have difficulties in obtaining some necessary components and inputs in a timely manner.
We have also taken various actions to de-risk our business in light of the ongoing uncertainty. For example, we are largely building semiconductor products to order, instead of based on customer forecasts. In addition, we have continued to strengthen our balance sheet, including closely managing working capital and our debt instruments.
Overall, in light of the changing nature and continuing uncertainty around the COVID-19 pandemic, our ability to predict the impact of COVID-19 on our business in future periods remains limited. The effects of the pandemic on our business are unlikely to be fully realized, or reflected in our financial results, until future periods.
Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual financial results may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, business combinations, valuation of long-lived assets, intangible assets and goodwill, inventory valuation, income taxes, retirement and post-retirement benefit plan assumptions, stock-based compensation expense, and employee bonus programs.
There were no significant changes in our critical accounting policies during the fiscal quarter ended January 31, 2021 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2020 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter Ended January 31, 2021 Compared to Fiscal Quarter Ended February 2, 2020
The following table sets forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	January 31, 2021	February 2, 2020	January 31, 2021	February 2, 2020

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$5,081	$4,204	76%	72%
Subscriptions and services	1,574	1,654	24	28
Total net revenue	6,655	5,858	100	100
Cost of revenue:
Cost of products sold	1,672	1,459	25	25
Cost of subscriptions and services	142	177	2	3
Amortization of acquisition-related intangible assets	874	950	13	16
Restructuring charges	15	8	1	—
Total cost of revenue	2,703	2,594	41	44
Gross margin	3,952	3,264	59	56
Research and development	1,211	1,289	18	22
Selling, general and administrative	339	601	5	11
Amortization of acquisition-related intangible assets	494	603	7	10
Restructuring, impairment and disposal charges	71	57	1	1
Total operating expenses	2,115	2,550	31	44
Operating income	$1,837	$714	28%	12%
Net Revenue
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Direct sales to WT Microelectronics, a distributor, accounted for 19% and 14% of our net revenue for the fiscal quarters ended January 31, 2021 and February 2, 2020, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for more than 35% and 30% of our net revenue for the fiscal quarters ended January 31, 2021 and February 2, 2020, respectively. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 25% and 20% of our net revenue for the fiscal quarters ended January 31, 2021 and February 2, 2020, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key semiconductor customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our wireless products as fluctuations may be magnified by the timing of launches, and seasonal variations in sales, of mobile handsets. The ongoing COVID-19 pandemic and related challenges and uncertainties may also cause our net revenue to fluctuate significantly and adversely affect our results of operations, as discussed above. Additionally, export restrictions on one of our larger customers have had, and may continue to have, an adverse impact on our revenue.

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended
Net Revenue by Segment	January 31, 2021	February 2, 2020	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$4,908	$4,191	$717	17%
Infrastructure software	1,747	1,667	80	5%
Total net revenue	$6,655	$5,858	$797	14%

	Fiscal Quarter Ended
Net Revenue by Segment	January 31, 2021	February 2, 2020

	(As a percentage of net revenue)
Semiconductor solutions	74%	72%
Infrastructure software	26	28
Total net revenue	100%	100%
Net revenue from our semiconductor solutions segment increased primarily due to higher demand for our wireless content in mobile handsets, as well as a later than typical new mobile handset ramp with a major customer, which resulted in higher shipments in the quarter, compared to the prior year fiscal period. Net revenue from our semiconductor solutions segment also increased due to higher demand for our networking and broadband products, partially offset by lower demand for our server storage products. Net revenue from our infrastructure software segment increased primarily due to higher demand for our mainframe solutions, FC SAN products and enterprise security solutions.
Gross Margin
Gross margin was $3,952 million, or 59% of net revenue, for the fiscal quarter ended January 31, 2021, compared to $3,264 million, or 56% of net revenue for the fiscal quarter ended February 2, 2020. The increase in gross margin was primarily due to lower amortization of acquisition-related intangible assets, as well as improvements in our cost structure within our infrastructure software segment compared to the prior year fiscal period.
Research and Development Expense
Research and development expense decreased $78 million, or 6%, for the fiscal quarter ended January 31, 2021, compared to the prior year fiscal period. The decrease was primarily due to lower stock-based compensation expense reflecting the full vesting of certain equity awards and the effects of forfeitures.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $262 million, or 44%, for the fiscal quarter ended January 31, 2021, compared to the prior year fiscal period. The decrease was primarily due to higher acquisition-related costs incurred in the first quarter of fiscal year 2020 as a result of our acquisition of the Symantec Corporation Enterprise Security business (the “Symantec Business”). The decrease was also due to lower compensation expense reflecting the full benefit of the completed Symantec Business integration.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $109 million for the fiscal quarter ended January 31, 2021, compared to the prior year fiscal period. The decrease was primarily due to lower amortization of certain intangible assets acquired in our acquisition of CA, Inc.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses increased $14 million for the fiscal quarter ended January 31, 2021, compared to the prior year fiscal period. The increase was primarily due to higher employee termination costs as we continue to improve efficiencies in our operations and align our workforce with our continuing investments in the business.

Stock-Based Compensation Expense
Total stock-based compensation expense was $444 million for the fiscal quarter ended January 31, 2021 compared to $545 million for the prior year fiscal period. The $101 million decrease primarily reflects the full vesting of certain equity awards and the effect of forfeitures.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of January 31, 2021.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeiture
(In millions)
2021 (remainder)	$1,140
2022	1,150
2023	769
2024	402
2025	154
Thereafter	22
Total	$3,637
During the first quarter of fiscal year ended November 3, 2019 (“fiscal year 2019”), the Compensation Committee of our Board of Directors approved a broad-based program of multi-year equity grants of time- and market-based RSUs (the “Multi-Year Equity Awards”) in lieu of our annual employee equity awards historically granted on March 15 of each year. Each Multi-Year Equity Award vests on the same basis as four annual grants made March 15 of each year, beginning in fiscal year 2019, with successive four-year vesting periods. We recognize stock-based compensation expense related to the Multi-Year Equity Awards from the grant date through their respective vesting date, ranging from 4 years to 7 years.
Segment Operating Results

	Fiscal Quarter Ended
Operating Income by Segment	January 31, 2021	February 2, 2020	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$2,561	$2,043	$518	25%
Infrastructure software	1,219	1,041	178	17%
Unallocated expenses	(1,943)	(2,370)	427	(18)%
Total operating income	$1,837	$714	$1,123	157%
Operating income from our semiconductor solutions segment increased primarily due to higher demand for our wireless content in mobile handsets, as well as a later than typical new mobile handset ramp with a major customer, which resulted in higher shipments in the quarter, compared to the prior year fiscal period. Operating income from our semiconductor solutions segment also increased due to higher demand for our networking and broadband products, partially offset by lower demand for our server storage products. Operating income from our infrastructure software segment increased primarily due to higher demand for our mainframe solutions, enterprise security solutions and FC SAN products, as well as improvements in our cost structure within our infrastructure software segment.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring, impairment and disposal charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased primarily due to amortization of acquisition-related intangible assets, acquisition-related costs and stock-based compensation expense.
Non-Operating Income and Expenses
Interest expense. Interest expense was $570 million and $406 million for the fiscal quarters ended January 31, 2021 and February 2, 2020, respectively. The increase was primarily due to losses on extinguishment of debt related to refinancing activities.

Other income (expense), net. Other income (expense), net, includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net was $117 million and other expense, net was $4 million for the fiscal quarters ended January 31, 2021 and February 2, 2020, respectively. The increase was primarily due to higher gains on investments, partially offset by lower interest income.
Provision for (benefit from) income taxes. The provision for income taxes was $6 million and the benefit from income taxes was $76 million for the fiscal quarters ended January 31, 2021 and February 2, 2020, respectively. The provision for income taxes for the fiscal quarter ended January 31, 2021 was primarily due to higher profits from continuing operations, partially offset by excess tax benefits from stock-based awards, and the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements. The benefit from income taxes for the fiscal quarter ended February 2, 2020 was primarily due to the remeasurement of certain foreign deferred tax assets and liabilities and excess tax benefits from stock-based awards.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of January 31, 2021 consisted of: (i) $9,552 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility (the “Revolving Facility”). In addition, we may also generate cash from the sale of assets and debt or equity financing from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $42,426 million of outstanding indebtedness and (vi) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. We expect our capital expenditures for fiscal year 2021 to be slightly higher than fiscal year 2020.
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
Working Capital
Working capital increased to $7,606 million at January 31, 2021 from $5,524 million at November 1, 2020. The increase was primarily attributable to the following:
•Cash and cash equivalents increased to $9,552 million at January 31, 2021 from $7,618 million at November 1, 2020, primarily due to $9,904 million in proceeds from long-term borrowings and $3,113 million in net cash provided by operating activities. These increases were partially offset by $9,200 million of debt repayments and $1,543 million of dividend payments.
•Employee compensation and benefits decreased to $494 million at January 31, 2021 from $877 million at November 1, 2020, primarily due to timing of employee bonus plan payments.

•Other current assets increased to $1,272 million at January 31, 2021 from $977 million at November 1, 2020, primarily due to increases in short-term investments and prepaid taxes.
•Accounts receivable increased to $2,524 million at January 31, 2021 from $2,297 million at November 1, 2020, primarily due to revenue linearity.
These increases in working capital were offset in part by the following:
•Other current liabilities increased to $4,438 million at January 31, 2021 from $3,831 million at November 1, 2020, primarily due to increases in contract liabilities and taxes payable.
    Working capital increased to $4,370 million at February 2, 2020 from $3,018 million at November 3, 2019. The increase was attributable to the following:
•Cash and cash equivalents increased to $6,444 million at February 2, 2020 from $5,055 million at November 3, 2019, primarily due to $16,099 million in proceeds from borrowings and $2,322 million in net cash provided by operating activities. These increases were partially offset by our $10.7 billion acquisition of the Symantec Business (the “Symantec Asset Purchase”), $4,537 million of debt repayments, and $1,372 million of dividend payments.
•Accounts receivable increased to $3,651 million at February 2, 2020 from $3,259 million at November 3, 2019, primarily due to revenue linearity, partially offset by $901 million of receivables sold through factoring arrangements.
•Other current assets increased to $1,070 million at February 2, 2020 from $729 million at November 3, 2019, primarily due to assets acquired in the Symantec Asset Purchase and increases in prepaid taxes.
•Employee compensation and benefits decreased to $435 million at February 2, 2020 from $641 million at November 3, 2019, primarily due to timing of employee bonus plan payments.
•Current portion of long-term debt decreased to $2,311 million at February 2, 2020 from $2,787 million at November 3, 2019 due to repayment of certain debt instruments, partially offset by certain debt instruments becoming due within the next twelve months.
    These increases in working capital were offset in part by the following:
•Accounts payable increased to $985 million at February 2, 2020 from $855 million at November 3, 2019, primarily due to timing of vendor payments.
•Other current liabilities increased to $4,008 million at February 2, 2020 from $2,616 million at November 3, 2019, primarily due to the Symantec Asset Purchase, increases in contract liabilities, taxes payable, and lease liabilities resulting from the adoption of the new lease standard, partially offset by repayments of notional pooling liabilities.
Capital Returns

	Fiscal Quarter Ended
Cash Dividends Declared and Paid	January 31, 2021	February 2, 2020

	(In millions, except per share data)
Dividends per share to common stockholders	$3.60	$3.25
Dividends to common stockholders	$1,468	$1,297
Dividends per share to preferred stockholders	$20.00	$20.00
Dividends to preferred stockholders	$75	$75
During the fiscal quarters ended January 31, 2021 and February 2, 2020, we paid approximately $225 million and $169 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 0.5 million shares of common stock from employees in connection with such net share settlements during each of the fiscal quarters ended January 31, 2021 and February 2, 2020.

Cash Flows

	Fiscal Quarter Ended
	January 31, 2021	February 2, 2020

	(In millions)
Net cash provided by operating activities	$3,113	$2,322
Net cash used in investing activities	(122)	(10,987)
Net cash provided by (used in) financing activities	(1,057)	10,054
Net change in cash and cash equivalents	$1,934	$1,389
Operating Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $791 million increase in cash provided by operations during the fiscal quarter ended January 31, 2021 compared to the prior year fiscal period was due to higher net income adjusted for non-cash items and changes in operating assets and liabilities.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions and capital expenditures. The $10,865 million decrease in cash used in investing activities during the fiscal quarter ended January 31, 2021 compared to the prior year fiscal period was primarily related to a $10,862 million decrease in cash paid for acquisitions.
Financing Activities
Cash flows from financing activities primarily consisted of proceeds and payments related to our long-term borrowings, dividend payments and employee withholding tax payments related to net settled equity awards. The $11,111 million decrease in cash related to financing activities during the fiscal quarter ended January 31, 2021 compared to the prior year fiscal period was primarily due to a $10,858 million decrease in net proceeds from borrowings and a $171 million increase in dividend payments.
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
We may redeem all or a portion of our 2020 and 2019 Senior Notes at any time prior to their maturity, subject to a specified make-whole premium as set forth in the indentures governing the respective notes. In the event of a change of control triggering event, holders of our 2020 and 2019 Senior Notes will have the right to require us to purchase for cash, all or a portion of their respective notes at a redemption price of 101% of the aggregate principal amount plus accrued and unpaid interest. The indentures governing the 2020 and 2019 Senior Notes also contain covenants that restrict, among other things, the ability of Broadcom and its subsidiaries to incur certain secured debt and to consummate certain sale and leaseback transactions and restrict the ability of the Obligor Group, as defined below, to merge, consolidate or sell all or substantially all of their assets.
Broadcom Corporation (“BRCM”) and Broadcom Technologies Inc. (“BTI”), both of which are 100%-owned subsidiaries of Broadcom (Broadcom, BRCM and BTI collectively, the “Obligor Group”), fully and unconditionally guarantee, jointly and severally, on an unsecured, unsubordinated basis, the 2020 and 2019 Senior Notes. The guarantee by BRCM and BTI will be automatically and unconditionally released upon the sale, exchange, disposition or other transfer of all or substantially all of the assets of such guarantor if any of these events occurs in compliance with the respective indentures. The guarantee by BRCM and BTI will also be automatically and unconditionally released if at any time the aggregate principal amount of indebtedness issued, borrowed or guaranteed by BRCM and BTI constitutes no more than 20% of the aggregate principal amount of indebtedness for borrowed money of Broadcom and its subsidiaries on a consolidated basis.
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
We may redeem all or a portion of our 2017 Senior Notes at any time prior to their maturity, subject to a specified make-whole premium as set forth in the indentures governing the respective notes. In the event of a change of control triggering event, holders of our 2017 Senior Notes will have the right to require us to purchase for cash, all or a portion of their 2017 Senior Notes at a redemption price of 101% of the aggregate principal amount plus accrued and unpaid interest. The indentures governing the 2017 Senior Notes also contain covenants that restrict, among other things, the ability of Broadcom and its subsidiaries to incur certain secured debt and to consummate certain sale and leaseback transactions and restrict the ability of the Obligor Group to merge, consolidate or sell all or substantially all of their assets.
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

Summarized Balance Sheets	January 31, 2021	November 1, 2020

	(In millions)
ASSETS
Current assets:
Amount due from Non-Obligor Group	$2,350	$1,889
Other current assets	4,907	4,091
Total current assets	$7,257	$5,980
Long-term assets:
Amount due from Non-Obligor Group, long-term	$8,220	$8,220
Goodwill	1,360	1,360
Other long-term assets	1,304	1,318
Total long-term assets	$10,884	$10,898
LIABILITIES
Current liabilities:
Amount due to Non-Obligor Group	$6,965	$7,147
Current portion of long-term debt	843	807
Other current liabilities	488	601
Total current liabilities	$8,296	$8,555
Long-term liabilities:
Long-term debt	$40,396	$39,311
Other long-term liabilities	2,468	2,477
Total long-term liabilities	$42,864	$41,788

Fiscal Quarter Ended
Summarized Statement of Operations	January 31, 2021

(In millions)
Intercompany revenue with Non-Obligor Group	$418
Intercompany gross margin	$379
Net loss (a)	$(519)
_________________________________
(a) In addition to intercompany gross margin, there were $188 million of intercompany transactions included in net loss.
Contractual Commitments
See Note 11. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at January 31, 2021 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2020 Annual Report on Form 10-K other than those noted below.
Interest Rate Risk
As of January 31, 2021, we do not have any outstanding debt that is subject to floating interest rates.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2021. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of January 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to Our Business
•The ongoing COVID-19 pandemic has had, and will likely continue to have, a negative impact on the global economy and disrupt normal business activity.
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
•Any failure of our information technology (“IT”) systems or one or more of our corporate infrastructure vendors to provide necessary services could have a material adverse effect on our business.

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
•Social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands, may make our supply chain more complex and may adversely affect our relationships with customers and investors.
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
•Our income taxes and overall cash tax costs are affected by a number of factors that could materially, adversely affect financial results.
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
Risks Related to Our Business
The ongoing COVID-19 pandemic has had, and will likely continue to have, a negative impact on the global economy and disrupt normal business activity, which may have an adverse effect on our results of operations.
The global spread of COVID-19 and the efforts to control it have slowed global economic activity and disrupted, and reduced the efficiency of, normal business activities in much of the world. The pandemic has resulted in authorities around the world implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, and factory and office shutdowns. These measures have impacted, and will likely continue to impact, our workforce and operations, and those of our customers, contract manufacturers (“CMs”), suppliers and logistics providers, particularly in the event of a significant global resurgence of the illness.
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
In response to governmental directives and recommended safety measures, we modified our workplace practices globally, which has resulted in many of our employees working remotely for extended periods of time. While we have implemented a phased-in return of employees to many of our facilities, if the spread of COVID-19 worsens significantly, we may need to further limit onsite operations or otherwise modify our business practices in a manner that may adversely impact our business. Working remotely for extended periods may reduce our employees’ efficiency and productivity, which may cause product development delays, hamper new product innovation and have other unforeseen adverse effects on our business. In addition, if a significant number of our employees, or employees and third parties performing key functions, including our CEO and members of our board of directors, become ill, our business may be further adversely impacted. While we have implemented personal safety measures at all of our facilities where our employees are working onsite, any actions we take may not be sufficient to mitigate the risk of infection and could result in a significant number of COVID-19-related claims. Changes to state workers’ compensation laws, such as those in California, may increase our potential liability for such claims.
Adverse affects of the COVID-19 pandemic on global economies and financial markets could result in a global economic downturn and a recession, which could adversely affect demand for our products and those of our customers and negatively impact our results of operations. While we continue to see robust demand in our semiconductor solutions segment, and have seen little impact to our software business from the COVID-19 pandemic, the environment remains uncertain with limited visibility and it may not be sustainable over the longer term. The degree to which the pandemic ultimately impacts our business and results of operations will depend on future developments beyond our control, including the severity of the pandemic, the extent of actions to contain the virus, availability and efficacy of the vaccines or other treatments, how quickly and to what extent normal economic and operating conditions can resume, and the severity and duration of the global economic downturn that could result from the pandemic.
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of end customers, original equipment manufacturer (“OEMs”), their respective CMs, and certain distributors for a majority of our business, revenue and results of operations. For the fiscal quarter ended January 31, 2021, sales to distributors accounted for 55% of our net revenue. We believe aggregate sales, through all channels, to Apple and our top five end customers, accounted for approximately 25% and more than 35% of our net revenue for the fiscal quarter ended January 31, 2021, respectively. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.

The terms and conditions under which we do business with most of our semiconductor customers generally do not include commitments by those customers to purchase any specific quantities of products from us. Even in those instances where we enter into an arrangement under which a customer agrees to source an agreed portion of its product needs from us (provided we meet our contractual obligations), the arrangement often includes pricing schedules or methodologies that apply regardless of the volume of products purchased, and those customers may not purchase the amount of product we expect. As a result, we may not generate the amount of revenue or achieve the level of profitability we expect under such arrangements. Moreover, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margin on certain products and, should we fail to perform under these arrangements, we could also be liable for significant monetary damages.
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
We utilize Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) to produce the substantial majority of our semiconductor wafers. TSMC manufactured approximately 88% of the wafers manufactured by our CMs during the fiscal quarter ended January 31, 2021. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could result in loss of revenue opportunities, damage our relationships with our customers, and harm our results of operations and gross margin.
Any substantial disruption in TSMC’s supply of wafers to us, or in the other contract manufacturing services that we utilize, as a result of a natural disaster, political unrest, military conflict, geopolitical turmoil, trade tensions, government orders, medical epidemics, such as the COVID-19 pandemic, climate change, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.
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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide (“InP”) wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our materials, components and finished goods used in our products from a few materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. During the fiscal quarter ended January 31, 2021, we purchased approximately two-thirds of the materials for our manufacturing processes from five materials providers. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints or other factors and could lead to interruption of supply or increased demand in the industry. For example, due to the COVID-19 pandemic, we have experienced some supply constraints, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
A general slowdown in the global economy or in a particular region or industry, an increase in trade tensions with U.S. trading partners or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. In recent periods, investor and customer concerns about the global economic outlook, which have significantly increased as a result of the COVID-19 pandemic, have adversely affected market and business conditions in general. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt. An escalation of trade tensions between the U.S. and China has resulted in trade restrictions and increased tariffs that harm our ability to participate in Chinese markets or compete effectively with Chinese companies. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, and possible decoupling of the U.S. and China economies, could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers and consumers to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to such restrictions or tariffs, (iii) lead to the insolvency or consolidation of key suppliers and customers, and (iv) intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.
Global political and economic conditions and other factors related to our international operations could adversely affect our business, financial condition and results of operations.
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of January 31, 2021, approximately 49% of our employees were located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•changes in political, regulatory, legal or economic conditions or geopolitical turmoil, including terrorism, war or political or military coups, or civil disturbances or political instability foreign and domestic;
•restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments, data privacy regulations and trade protection measures, including increasing protectionism, import/export restrictions, import/export duties and quotas, trade sanctions and customs duties and tariffs, all of which have increased in recent years;
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
Our business is subject to various domestic and international laws and other legal requirements, including packaging, product content, labor and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders. These laws, regulations and orders are complex, may change frequently and with limited notice, have generally become more stringent and have intensified over time, especially in light of ongoing trade tensions with China. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. For example, Huawei, one of our customers, is subject to certain U.S. export restrictions, which has required us to suspend sales to Huawei until we obtain licenses from the U.S. Department of Commerce, which we may be unable to do so in a timely manner or at all. The U.S. government may also add additional Chinese companies to its restricted entity list and/or technologies to its list of prohibited exports to China, all of which have and will adversely affect our ability to sell our products and our revenue. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by the Chinese or other governments will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products, and adversely affect our business and results of operations.
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 55% of our net revenue in the fiscal quarter ended January 31, 2021 and are subject to a number of risks, including:
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
Our future success depends on our ability to attract, retain and motivate qualified personnel. We also seek to employ talented engineering and technical personnel (including cyber security experts), as well as effective sales professionals, through acquisitions we may make from time to time or otherwise. As the source of our technological and product innovations, our engineering and technical personnel are a significant asset. Competition for these employees is significant in many areas of the world in which we operate, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. In addition, current or future immigration laws may make it more difficult to hire or retain qualified engineers, further limiting the pool of available talent. Further, our employees may decide not to continue working for us and may leave with little or no notice. We grant equity awards to the substantial majority of our employees, including our senior management, and we believe these awards provide a powerful long-term retention incentive; however, we may be incorrect in this assumption, particularly if there is a material and persistent decline in the price of our common stock. In addition, we may be unable to obtain required stockholder approvals of amendment to our 2012 Stock Incentive Plan at our 2021 Annual Meeting of Stockholders and future equity compensation plans needed to continue with our current equity granting philosophy. As a result, we may be limited in our ability to grant equity-based incentives, including to our senior management, which may impair our efforts to attract and retain necessary personnel. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the current and the proposed changes to the U.S. and foreign regulatory approval process and requirements in connection with an acquisition may cause approvals to take longer than anticipated to obtain, not be forthcoming or contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits of the transaction to us and could impede the execution of our business strategy.

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
During the COVID-19 pandemic, we have moved largely to a build to order model and have extended customer lead times substantially in light of global economic uncertainty and supply chain challenges. More typically, however, to ensure the availability of our semiconductor products we start manufacturing based on customer forecasts, which are not binding. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may be substantially lower than expected. If actual demand for our products is lower than forecast, we may also experience higher inventory carrying and operating costs and product obsolescence. Because certain of our sales, research and development, and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may also decrease our gross margin and operating income.
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

Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal fabrication facilities for products utilizing our innovative and proprietary processes. Our Fort Collins and Breinigsville facilities are the sole sources for the FBAR components used in many of our wireless devices and for the InP-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our CMs and suppliers, are located in California and the Pacific Rim region, which have above average seismic activity and severe weather activity. In addition, a significant majority of our research and development personnel are located the Czech Republic, India, Israel, Singapore and the U.S., with the expertise of the personnel at each such location tending to be focused on one or two specific areas, and our primary warehouse is in Malaysia.
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
Social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands, may make our supply chain more complex and may adversely affect our relationships with customers and investors.
There is an increasing focus on corporate social and environmental responsibility in the semiconductor industry, particularly with OEMs that manufacture consumer electronics. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate social and environmental policies, practices and metrics. Legal and regulatory requirements, as well as investor expectations, on corporate social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers or CMs to comply, with such policies or provisions or meet the requirements of our customers and our investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations.
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
Certain aspects of our software products are intended to manage and secure IT infrastructures and environments, and as a result, we expect these products to be ongoing targets of cyber security attacks. Open source code or other third-party software used in these products could also be targeted. Additionally, we use third-party data centers, which may also be subject to hacking or accidental incidents. Although we continually seek to improve our countermeasures to prevent such incidents, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack or an accidental incident on us and our customers. Cyber security attacks could require significant expenditures of our capital and diversion of our resources. Additionally, efforts by malicious cyber actors or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. A successful cyber security attack involving our products and IT infrastructure could also negatively impact the market perception of their effectiveness and adversely affect our reputation, relationship with our customers and our financial results.
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
After enactment of the U.S. Tax Cuts and Jobs Act, most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime. Beginning in fiscal year 2027, the deduction allowable under the GILTI regime will decrease from 50% to 37.5%, which will increase the effective tax rate imposed on our income. Further, if the U.S. tax rate increases or the deduction allowable under the GILTI regime is further reduced or eliminated, our provision for income taxes, net income, and cash flows would be adversely impacted.
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
Our operations are currently structured to benefit from the various tax incentives extended to us in various jurisdictions to encourage investment or employment. For example, absent our principal tax incentives from the Singapore Economic Development Board, which is scheduled to expire in 2025, the corporate income tax rate that would otherwise apply to our Singapore taxable income would be 17%. We also have a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028. Each tax incentive and tax holiday is subject to our compliance with various operating and other conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. In addition, we may be required, or elect, to modify our operational structure and tax strategy in order to keep an incentive, which could result in a decrease in the benefits of the incentive. Our tax incentives and tax holiday, before taking into consideration U.S. foreign tax credits, increased the benefit from income taxes by approximately $833 million in the aggregate and increased diluted net income per share by $1.98 for fiscal year 2020.
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
Our income taxes and overall cash tax costs are affected by a number of factors that could materially, adversely affect financial results.
Significant judgment is required in determining our worldwide income taxes. In the ordinary course of our business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes payable currently and on a deferred basis are based on our interpretations of applicable tax laws in the jurisdictions in which we are required to file tax returns. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals.
Our income taxes are subject to volatility and could be adversely affected by numerous factors including:
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
As of January 31, 2021, the aggregate indebtedness under our senior notes was $42,426 million. We expect to maintain significant levels of indebtedness going forward.
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
As of December 31, 2020, we believe 11 of our 20 largest holders of common stock were active institutional investors who held approximately 33% of our outstanding shares of common stock in the aggregate, with Capital World Investors being our largest stockholder with approximately 10% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 17, 2020, as partial consideration for shares of an acquired business, we issued 36,232 restricted shares of our common stock, $0.001 par value (the “Restricted Stock”), valued at approximately $14 million to stockholders of the acquired business. The restrictions on the Restricted Stock will lapse with respect to one-fourth of the initial number of shares issued to a stockholder on a quarterly basis starting on March 15, 2021 and subject to the stockholder’s continued employment with us through the respective dates. The Restricted Stock was issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, set forth in Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities
During the fiscal quarter ended January 31, 2021, we paid approximately $225 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $411.87 per share. These shares may be deemed to be “issuer purchases” of shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	Filing Date	Filed Herewith
2.1#	Agreement and Plan of Merger, dated as of July 11, 2018, by and among Broadcom Inc., Collie Acquisition Corp. and CA, Inc.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	July 12, 2018
2.2#	Asset Purchase Agreement, dated August 8, 2019, by and between Broadcom Inc. and Symantec Corporation.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	August 9, 2019
3.1	Amended and Restated Certificate of Amended and Restated Certificate of Incorporation.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No.001-38449)	April 4, 2018
3.2	Certificate of Designation of the 8.00% Mandatory Convertible Preferred Stock, Series A.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2019
3.3	Amended and Restated Bylaws.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
4.1	Form of Common Stock Certificate.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 14, 2018
4.2	Form of Certificate of the 8.00% Mandatory Convertible Preferred Stock, Series A (included in the Exhibit 3.2).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2019
4.3	Description of Common Stock.	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 20, 2019
4.4	Description of 8.00% Mandatory Convertible Preferred Stock, Series A.	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 20, 2019
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
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 21, 2020
4.40	Indenture, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.41	Form of 1.950% Senior Notes due 2028 (included in Exhibit 4.40).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.42	Form of 2.450% Senior Notes due 2031 (included in Exhibit 4.40).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.43	Form of 2.600% Senior Notes due 2033 (included in Exhibit 4.40).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.44	Form of 3.500% Senior Notes due 2041 (included in Exhibit 4.40).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.45	Form of 3.750% Senior Notes due 2051 (included in Exhibit 4.40).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.46
Registration Rights Agreement, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., and Truist Securities, Inc., as representatives of the several initial purchasers of the January 2021 Senior Notes.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
10.1	Credit Agreement, dated as of January 19, 2021, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
10.2+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 8, 2020).	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 18, 2020
10.3+	Form of Performance Stock Unit Agreement (Relative TSR) under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 8, 2020).	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 18, 2020
10.4+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Hock E. Tan.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
10.5+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Charlie B. Kawwas.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
10.6+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Thomas H. Krause, Jr.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
10.7+	Letter Agreement, dated December 8, 2020, between Broadcom Inc. and Kirsten M. Spears.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
10.8+	Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Kirsten M. Spears.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X
101.SCH	XBRL Schema Document			X
101.CAL	XBRL Calculation Linkbase Document			X
101.DEF	XBRL Definition Linkbase Document			X
101.LAB	XBRL Labels Linkbase Document			X
101.PRE	XBRL Presentation Linkbase Document			X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Kirsten M. Spears
Kirsten M. Spears
Chief Financial Officer
Date: March 12, 2021