Form 10-Q
period 2021-05-02
Broadcom Inc.
filed 2021-06-11
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2021
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

As of May 28, 2021, there were 410,260,560 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 2, 2021

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	May 2, 2021	November 1, 2020

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$9,518	$7,618
Trade accounts receivable, net	2,425	2,297
Inventory	1,004	1,003
Other current assets	1,298	977
Total current assets	14,245	11,895
Long-term assets:
Property, plant and equipment, net	2,416	2,509
Goodwill	43,457	43,447
Intangible assets, net	14,068	16,782
Other long-term assets	1,338	1,300
Total assets	$75,524	$75,933
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$830	$836
Employee compensation and benefits	639	877
Current portion of long-term debt	278	827
Other current liabilities	4,689	3,831
Total current liabilities	6,436	6,371
Long-term liabilities:
Long-term debt	40,160	40,235
Other long-term liabilities	4,962	5,426
Total liabilities	51,558	52,032
Commitments and contingencies (Note 11)
Preferred stock dividend obligation	27	27
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; 8.00% Mandatory Convertible Preferred Stock, Series A, 4 shares issued and outstanding; aggregate liquidation value of $3,738 as of May 2, 2021 and November 1, 2020	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 410 and 407 shares issued and outstanding as of May 2, 2021 and November 1, 2020, respectively	—	—
Additional paid-in capital	24,045	23,982
Retained earnings	—	—
Accumulated other comprehensive loss	(106)	(108)
Total stockholders’ equity	23,939	23,874
Total liabilities and equity	$75,524	$75,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

	(In millions, except per share data)
Net revenue:
Products	$4,983	$4,253	$10,064	$8,457
Subscriptions and services	1,627	1,489	3,201	3,143
Total net revenue	6,610	5,742	13,265	11,600
Cost of revenue:
Cost of products sold	1,548	1,448	3,220	2,907
Cost of subscriptions and services	151	144	293	321
Amortization of acquisition-related intangible assets	853	954	1,727	1,904
Restructuring charges	1	7	16	15
Total cost of revenue	2,553	2,553	5,256	5,147
Gross margin	4,057	3,189	8,009	6,453
Research and development	1,238	1,269	2,449	2,558
Selling, general and administrative	325	501	664	1,102
Amortization of acquisition-related intangible assets	494	599	988	1,202
Restructuring, impairment and disposal charges	25	54	96	111
Total operating expenses	2,082	2,423	4,197	4,973
Operating income	1,975	766	3,812	1,480
Interest expense	(466)	(487)	(1,036)	(893)
Other income (expense), net	(23)	130	94	126
Income from continuing operations before income taxes	1,486	409	2,870	713
Benefit from income taxes	(7)	(159)	(1)	(235)
Income from continuing operations	1,493	568	2,871	948
Loss from discontinued operations, net of income taxes	—	(5)	—	—
Net income	1,493	563	2,871	948
Dividends on preferred stock	(76)	(75)	(150)	(149)
Net income attributable to common stock	$1,417	$488	$2,721	$799

Basic income per share attributable to common stock:
Income per share from continuing operations	$3.46	$1.23	$6.67	$2.00
Loss per share from discontinued operations	—	(0.01)	—	—
Net income per share	$3.46	$1.22	$6.67	$2.00

Diluted income per share attributable to common stock:
Income per share from continuing operations	$3.30	$1.18	$6.34	$1.91
Loss per share from discontinued operations	—	(0.01)	—	—
Net income per share	$3.30	$1.17	$6.34	$1.91

Weighted-average shares used in per share calculations:
Basic	409	401	408	400
Diluted	429	417	429	419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

	(In millions)
Net income	$1,493	$563	$2,871	$948
Other comprehensive income, net of tax:
Change in actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	1	1	2	1
Other comprehensive income, net of tax	1	1	2	1
Comprehensive income	$1,494	$564	$2,873	$949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Two Fiscal Quarters Ended
	May 2, 2021	May 3, 2020

	(In millions)
Cash flows from operating activities:
Net income	$2,871	$948
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	2,766	3,165
Depreciation	271	293
Stock-based compensation	869	1,062
Deferred taxes and other non-cash taxes	(326)	(247)
Loss on debt extinguishment	198	98
Unrealized gain on investments	(94)	—
Non-cash restructuring, impairment and disposal charges	27	17
Non-cash interest expense	43	61
Other	(8)	11
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(141)	48
Inventory	(1)	30
Accounts payable	(14)	350
Employee compensation and benefits	(240)	(156)
Other current assets and current liabilities	590	464
Other long-term assets and long-term liabilities	(129)	(609)
Net cash provided by operating activities	6,682	5,535
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(8)	(10,870)
Proceeds from sale of business	—	168
Purchases of property, plant and equipment	(240)	(256)
Proceeds from disposals of property, plant and equipment	3	—
Other	(3)	(5)
Net cash used in investing activities	(248)	(10,963)
Cash flows from financing activities:
Proceeds from long-term borrowings	9,904	19,849
Payments on debt obligations	(10,733)	(8,989)
Other borrowings, net	—	1,743
Payments of dividends	(3,095)	(2,753)
Shares repurchased for tax withholdings on vesting of equity awards	(686)	(388)
Issuance of common stock	106	128
Other	(30)	(10)
Net cash provided by (used in) financing activities	(4,534)	9,580
Net change in cash and cash equivalents	1,900	4,152
Cash and cash equivalents at beginning of period	7,618	5,055
Cash and cash equivalents at end of period	$9,518	$9,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Two Fiscal Quarters Ended May 2, 2021

	8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of November 1, 2020	4	$—	407	$—	$23,982	$—	$(108)	$23,874
Net income	—	—	—	—	—	1,378	—	1,378
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends to common stockholders	—	—	—	—	(164)	(1,304)	—	(1,468)
Dividends to preferred stockholders	—	—	—	—	—	(74)	—	(74)
Common stock issued	—	—	2	—	35	—	—	35
Stock-based compensation	—	—	—	—	444	—	—	444
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(217)	—	—	(217)
Balance as of January 31, 2021	4	—	408	—	24,080	—	(107)	23,973
Net income	—	—	—	—	—	1,493	—	1,493
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends to common stockholders	—	—	—	—	(60)	(1,417)	—	(1,477)
Dividends to preferred stockholders	—	—	—	—	—	(76)	—	(76)
Common stock issued	—	—	3	—	71	—	—	71
Stock-based compensation	—	—	—	—	425	—	—	425
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(471)	—	—	(471)
Balance as of May 2, 2021	4	$—	410	$—	$24,045	$—	$(106)	$23,939

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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending October 31, 2021 (“fiscal year 2021”) is a 52-week fiscal year. The first quarter of our fiscal year 2021 ended on January 31, 2021, the second quarter ended on May 2, 2021 and the third quarter ends on August 1, 2021. Our fiscal year ended November 1, 2020 (“fiscal year 2020”) was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 1, 2020 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2020 as filed with the Securities and Exchange Commission. All intercompany transactions and balances have been eliminated in consolidation. The operating results for the fiscal quarter and two fiscal quarters ended May 2, 2021 are not necessarily indicative of the results that may be expected for fiscal year 2021, or for any other future period.
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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended May 2, 2021
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$471	$4,035	$477	$4,983
Subscriptions and services (a)	1,050	193	384	1,627
Total	$1,521	$4,228	$861	$6,610

	Fiscal Quarter Ended May 3, 2020
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$490	$3,438	$325	$4,253
Subscriptions and services (a)	976	162	351	1,489
Total	$1,466	$3,600	$676	$5,742

	Two Fiscal Quarters Ended May 2, 2021
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$861	$8,355	$848	$10,064
Subscriptions and services (a)	2,054	384	763	3,201
Total	$2,915	$8,739	$1,611	$13,265

	Two Fiscal Quarters Ended May 3, 2020
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$930	$6,889	$638	$8,457
Subscriptions and services (a)	2,075	331	737	3,143
Total	$3,005	$7,220	$1,375	$11,600
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
Contract Balances
Contract assets and contract liabilities balances were as follows:

	Contract Assets	Contract Liabilities

	(In millions)
Balance as of November 1, 2020	$158	$3,443

Balance as of May 2, 2021	$128	$4,097
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements, which may include termination for convenience provisions. The amount of revenue recognized during the two fiscal quarters ended May 2, 2021 that was included in the contract liabilities balance as of November 1, 2020 was $1,853 million. The amount of revenue recognized during the two fiscal quarters ended May 3, 2020 that was included in the contract liabilities balance as of November 3, 2019 was $1,059 million.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. Remaining performance obligations include unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, but do not include contracts for software, subscriptions or services where the customer is not committed. The customer is not considered committed when termination for convenience without payment of a substantive penalty exists, either contractually or through customary business practice. The majority of our customer software contracts include termination for convenience clauses without a substantive penalty and are not considered committed. Additionally, as a practical expedient, we have not included contracts that have an original duration of one year or less, nor have we included contracts with sales-based or usage-based royalties promised in exchange for a license of intellectual property (“IP”).
Certain multi-year customer contracts in our semiconductor solutions segment contain firmly committed amounts and the remaining performance obligations under these contracts as of May 2, 2021 were approximately $6.1 billion. We expect approximately 26% of this amount to be recognized as revenue over the next 12 months. Although the majority of our software contracts are not deemed to be committed, our customers generally do not exercise their termination for convenience rights. In addition, the majority of our contracts for products, subscriptions and services have a duration of one year or less. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.

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

	Fiscal Quarter Ended	Two Fiscal Quarters Ended
	May 3, 2020	May 3, 2020

	(In millions)
Pro forma net revenue	$5,568	$11,207
Pro forma net income attributable to common stock	$403	$632
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
4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $3,188 million and $2,471 million of time deposits and $1,385 million and $790 million of money-market funds as of May 2, 2021 and November 1, 2020, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $900 million and $1,827 million during the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively, and $926 million and $1,827 million for the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively. Factoring fees for the sales of receivables were recorded in other income (expense), net and were not material for any of the periods presented.
Inventory

	May 2, 2021	November 1, 2020

	(In millions)
Finished goods	$321	$323
Work-in-process	559	558
Raw materials	124	122
Total inventory	$1,004	$1,003

Other Current Assets

	May 2, 2021	November 1, 2020

	(In millions)
Prepaid expenses	$604	$387
Other (miscellaneous)	694	590
Total other current assets	$1,298	$977
Other Current Liabilities

	May 2, 2021	November 1, 2020

	(In millions)
Contract liabilities	$3,409	$2,620
Tax liabilities	506	440
Interest payable	335	304
Other (miscellaneous)	439	467
Total other current liabilities	$4,689	$3,831
Other Long-Term Liabilities

	May 2, 2021	November 1, 2020

	(In millions)
Unrecognized tax benefits	$3,188	$3,185
Contract liabilities	688	823
Other (miscellaneous)	1,086	1,418
Total other long-term liabilities	$4,962	$5,426
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

	(In millions)
Cash paid for interest	$369	$375	$741	$756
Cash paid for income taxes	$293	$124	$440	$255
As of May 2, 2021 and May 3, 2020, $38 million and $53 million, respectively, of unpaid purchases of property, plant and equipment were included in accounts payable. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant and equipment in the condensed consolidated statements of cash flows in the period in which they are paid.

5. Goodwill and Intangible Assets
Goodwill

	Semiconductor Solutions	Infrastructure Software	Total

	(In millions)
Balance as of November 1, 2020	$25,959	$17,488	$43,447
Acquisition	—	10	10
Balance as of May 2, 2021	$25,959	$17,498	$43,457
Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of May 2, 2021:
Purchased technology	$24,126	$(15,648)	$8,478
Customer contracts and related relationships	8,392	(3,871)	4,521
Order backlog	2,579	(2,094)	485
Trade names	797	(360)	437
Other	248	(126)	122
Intangible assets subject to amortization	36,142	(22,099)	14,043
In-process research and development	25	—	25
Total	$36,167	$(22,099)	$14,068

As of November 1, 2020:
Purchased technology	$24,119	$(13,925)	$10,194
Customer contracts and related relationships	8,389	(3,179)	5,210
Order backlog	2,579	(1,836)	743
Trade names	797	(322)	475
Other	252	(117)	135
Intangible assets subject to amortization	36,136	(19,379)	16,757
In-process research and development	25	—	25
Total	$36,161	$(19,379)	$16,782

Based on the amount of intangible assets subject to amortization at May 2, 2021, the expected amortization expense for each of the next five years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense
(In millions)
2021 (remainder)	$2,695
2022	4,367
2023	3,237
2024	2,367
2025	657
Thereafter	720
Total	$14,043
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	May 2, 2021
(In years)
Purchased technology	4
Customer contracts and related relationships	4
Order backlog	2
Trade names	9
Other	9

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
For each of the fiscal quarter and two fiscal quarters ended May 2, 2021, diluted net income per share excluded the potentially dilutive effect of 12 million shares of common stock issuable upon the conversion of Mandatory Convertible Preferred Stock as their effect was antidilutive. For each of the fiscal quarter and two fiscal quarters ended May 3, 2020, diluted net income per share excluded the potentially dilutive effect of 13 million shares of common stock issuable upon the conversion of Mandatory Convertible Preferred Stock as their effect was antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

	(In millions, except per share data)
Numerator:
Income from continuing operations	$1,493	$568	$2,871	$948
Dividends on preferred stock	(76)	(75)	(150)	(149)
Income from continuing operations attributable to common stock	1,417	493	2,721	799
Loss from discontinued operations, net of income taxes, attributable to common stock	—	(5)	—	—
Net income attributable to common stock	$1,417	$488	$2,721	$799

Denominator:
Weighted-average shares outstanding - basic	409	401	408	400
Dilutive effect of equity awards	20	16	21	19
Weighted-average shares outstanding - diluted	429	417	429	419

Basic income per share attributable to common stock:
Income per share from continuing operations	$3.46	$1.23	$6.67	$2.00
Loss per share from discontinued operations	—	(0.01)	—	—
Net income per share	$3.46	$1.22	$6.67	$2.00

Diluted income per share attributable to common stock:
Income per share from continuing operations	$3.30	$1.18	$6.34	$1.91
Loss per share from discontinued operations	—	(0.01)	—	—
Net income per share	$3.30	$1.17	$6.34	$1.91

7. Borrowings

	Effective Interest Rate	May 2, 2021	November 1, 2020

	(In millions, except percentages)
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	$2,250	$—
3.469% notes due April 2034	4.63%	3,250	—
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	—
2.450% notes due February 2031	2.56%	2,750	—
2.600% notes due February 2033	2.70%	1,750	—
3.500% notes due February 2041	3.60%	3,000	—
3.750% notes due February 2051	3.84%	1,750	—
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	1,695	1,695
4.110% notes due September 2028	5.02%	2,222	2,222
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	105	1,000
3.150% notes due November 2025	3.29%	1,418	2,250
4.150% notes due November 2030	4.27%	2,750	2,750
4.300% notes due November 2032	4.39%	2,000	2,000
April 2020 Senior Notes - fixed rate
4.700% notes due April 2025	4.88%	1,247	2,250
5.000% notes due April 2030	5.18%	2,250	2,250
November 2019 Term Loans - floating rate
LIBOR plus 1.125% term loan due November 2022	1.54%	—	1,819
LIBOR plus 1.250% term loan due November 2024	1.56%	—	4,069
April 2019 Senior Notes - fixed rate
3.125% notes due April 2021	3.61%	—	525
3.125% notes due October 2022	3.53%	—	693
3.625% notes due October 2024	3.98%	622	1,044
4.250% notes due April 2026	4.54%	1,183	2,500
4.750% notes due April 2029	4.95%	3,000	3,000
2017 Senior Notes - fixed rate
2.200% notes due January 2021	2.41%	—	282
3.000% notes due January 2022	3.21%	255	842
2.650% notes due January 2023	2.78%	260	1,000
3.625% notes due January 2024	3.74%	829	1,352
3.125% notes due January 2025	3.23%	585	1,000
3.875% notes due January 2027	4.02%	3,813	4,800
3.500% notes due January 2028	3.60%	1,250	1,250
Assumed CA Senior Notes - fixed rate
3.600% notes due August 2022	4.07%	—	283
4.500% notes due August 2023	4.10%	143	250
4.700% notes due March 2027	5.15%	350	350

	Effective Interest Rate	May 2, 2021	November 1, 2020

	(In millions, except percentages)
Other borrowings
2.500% - 4.500% notes due August 2022 - August 2034	2.59% - 4.55%	22	22
Total principal amount outstanding		41,499	41,498
Less: Unamortized discount and issuance costs		(1,123)	(504)
Total debt		$40,376	$40,994
As of May 2, 2021 and November 1, 2020, short-term finance lease liabilities of $23 million and $20 million, respectively, were included in the current portion of long-term debt and long-term finance lease liabilities of $39 million and $48 million, respectively, were included in long-term debt.
March 2021 Senior Notes
In March 2021, we completed the settlement of our private offers to exchange $5.5 billion of certain of our outstanding notes maturing between 2024 and 2027 (the “Exchange Offer”) for $2,250 million of 3.419% new senior unsecured notes due April 2033 and $3,250 million of 3.469% new senior unsecured notes due April 2034 (collectively, the “March 2021 Senior Notes”). As a result of the Exchange Offer, we paid premiums of $581 million, which were included in unamortized discount and issuance costs. At our option, we may redeem or purchase, in whole or in part, any of the March 2021 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the March 2021 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest. As of May 2, 2021, the March 2021 Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
In connection with the Exchange Offer, Broadcom Corporation and Broadcom Technologies Inc. were automatically and unconditionally released from their guarantees in accordance with the respective indentures governing the January 2021 Senior Notes, June 2020 Senior Notes, May 2020 Senior Notes, April 2020 Senior Notes, and April 2019 Senior Notes.
January 2021 Senior Notes
In January 2021, we issued $10 billion of senior unsecured notes (the “January 2021 Senior Notes”). At our option, we may redeem or purchase, in whole or in part, any of the January 2021 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the January 2021 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest. As of May 2, 2021, the January 2021 Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
During the fiscal quarter ended January 31, 2021, we used the net proceeds from the January 2021 Senior Notes to repay an aggregate of $5,888 million, or the outstanding balance, of our unsecured term A-3 facility and unsecured term A-5 facility under the credit agreement entered into on November 4, 2019 (the “November 2019 Credit Agreement”). Additionally, pursuant to a cash tender offer that we announced on January 4, 2021 (the “Tender Offer”), we early settled and repurchased $2,902 million of certain of our outstanding notes maturing between 2021 and 2023. As a result of these transactions, we incurred premiums of $128 million and wrote off $44 million of unamortized discount and issuance costs, both of which were included in interest expense. We also repaid $282 million of our 2.200% notes upon maturity in January 2021.
During the fiscal quarter ended May 2, 2021, we completed the Tender Offer and repurchased an additional $9 million of certain outstanding notes maturing between 2021 and 2023. Using the remaining proceeds from the January 2021 Senior Notes, we repurchased $606 million, or the outstanding balances, of our 3.125% notes due April 2021, 3.125% notes due October 2022, and 3.600% notes due August 2022 and repurchased $314 million of our 3.000% notes due January 2022. As a result of these repurchases, we incurred premiums of $23 million.

January 2021 Credit Agreement
In January 2021, we entered into a credit agreement (the “January 2021 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility (the “Revolving Facility”), of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under the Revolving Facility for revolving loans. Subject to the terms of the January 2021 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the January 2021 Credit Agreement. In connection with the January 2021 Credit Agreement, we terminated the credit agreement entered into on May 7, 2019, which provided for a five-year $5 billion unsecured revolving credit facility, and the November 2019 Credit Agreement. As of May 2, 2021, we had no borrowings outstanding under the Revolving Facility.
Commercial Paper
In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under the Revolving Facility. As our commercial paper program is supported by the Revolving Facility, we have the ability and intent to continuously refinance Commercial Paper. As of May 2, 2021 and November 1, 2020, we had no Commercial Paper outstanding.
Fair Value of Debt
As of May 2, 2021, the estimated aggregate fair value of debt was $43,868 million. The fair value of our senior notes was determined using quoted prices from less active markets. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of May 2, 2021 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2021 (remainder)	$—
2022	264
2023	403
2024	1,563
2025	1,832
Thereafter	37,437
Total	$41,499
As of May 2, 2021 and November 1, 2020, we accrued interest payable of $335 million and $304 million, respectively, and were in compliance with all debt covenants.
8. Stockholders’ Equity
Mandatory Convertible Preferred Stock
On September 30, 2019, we completed an offering of approximately 4 million shares of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share (“Mandatory Convertible Preferred Stock”).
On September 30, 2022, unless earlier converted, each outstanding share of Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock at a rate between the then minimum and maximum conversion rates. At any time prior to September 30, 2022, holders may elect to convert each share of Mandatory Convertible Preferred Stock into shares of our common stock at the then minimum conversion rate. The conversion rates are subject to anti-dilution adjustments. As of May 2, 2021, the minimum conversion rate was 3.0700 and the maximum conversion rate was 3.5884.
As of each May 2, 2021 and November 1, 2020, we recognized $27 million of accrued preferred stock dividends, which were presented as temporary equity on our condensed consolidated balance sheets.

Cash Dividends Declared and Paid

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

	(In millions, except per share data)
Dividends per share to common stockholders	$3.60	$3.25	$7.20	$6.50
Dividends to common stockholders	$1,477	$1,306	$2,945	$2,603
Dividends per share to preferred stockholders	$20.00	$20.00	$40.00	$40.00
Dividends to preferred stockholders	$75	$75	$150	$150
Stock-Based Compensation Expense

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

	(In millions)
Cost of products sold	$21	$27	$41	$58
Cost of subscriptions and services	17	14	29	26
Research and development	307	373	635	764
Selling, general and administrative	80	103	164	214
Total stock-based compensation expense	$425	$517	$869	$1,062
As of May 2, 2021, the total unrecognized compensation cost related to unvested stock-based awards was $3,716 million, which is expected to be recognized over the remaining weighted-average service period of 3.2 years.
Equity Incentive Award Plans
During the fiscal quarter ended May 2, 2021, our stockholders approved the amendment and restatement of our 2012 stock incentive plan, now called Broadcom Inc. 2012 Stock Incentive Plan (the “Amended 2012 Plan”). Under the Amended 2012 Plan, we may grant to all employees stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant, and time- and market-based RSUs. The Amended 2012 Plan reduced the number of shares available for new equity award grants to 20 million shares and removed the annual share replenishment provision. We will make no further equity award grants under our LSI Corporation 2003 Equity Incentive Plan.
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 1, 2020	32	$188.35
Granted	1	$403.13
Vested	(4)	$210.46
Forfeited	(1)	$193.38
Balance as of May 2, 2021	28	$198.05
The aggregate fair value of time- and market-based RSUs that vested during the two fiscal quarters ended May 2, 2021 was $1,909 million, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
9. Income Taxes
The benefit from income taxes was $7 million and $1 million for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively, compared to $159 million and $235 million for the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively.

The benefit from income taxes for the fiscal quarter and two fiscal quarters ended May 2, 2021 reflected excess tax benefits from stock-based awards and the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements, substantially offset by higher taxes on income from continuing operations.
The benefit from income taxes for the fiscal quarter and two fiscal quarters ended May 3, 2020 resulted from significant discrete items related to the remeasurement of certain foreign deferred tax assets and liabilities and excess tax benefits from stock-based awards. These discrete items, together with the impact of the jurisdictional mix of income and expense, more than offset taxes on income from continuing operations.
Uncertain Tax Positions
The balance of gross unrecognized tax benefits was $4,856 million and $4,748 million as of May 2, 2021 and November 1, 2020, respectively.
Accrued interest and penalties are included in other long-term liabilities on the condensed consolidated balance sheets. As of May 2, 2021 and November 1, 2020, the combined amount of cumulative accrued interest and penalties was approximately $349 million and $340 million, respectively.
As of May 2, 2021 and November 1, 2020, approximately $5,205 million and $5,088 million, respectively, of the unrecognized tax benefits, including accrued interest and penalties, would affect our effective tax rate if favorably resolved.
We are subject to U.S. income tax examination for fiscal years 2013 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside of the U.S. for fiscal years 2008 and later. It is possible that our existing unrecognized tax benefits may change up to $277 million as a result of lapses of the statute of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.
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
Depreciation expense directly attributable to each reportable segment is included in the operating results of each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue for any of the periods presented. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Annual Report on Form 10-K for fiscal year 2020.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

	(In millions)
Net revenue:
Semiconductor solutions	$4,820	$4,027	$9,728	$8,218
Infrastructure software	1,790	1,715	3,537	3,382
Total net revenue	$6,610	$5,742	$13,265	$11,600

Operating income:
Semiconductor solutions	$2,547	$1,891	$5,108	$3,934
Infrastructure software	1,255	1,140	2,474	2,181
Unallocated expenses	(1,827)	(2,265)	(3,770)	(4,635)
Total operating income	$1,975	$766	$3,812	$1,480
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors and channel partners globally. No customer accounted for 10% or more of our net accounts receivable balance as of May 2, 2021 or November 1, 2020.
One customer accounted for 17% and 18% of our net revenue for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively, and 14% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 3, 2020. Net revenue from this customer was included in our semiconductor solutions segment.
11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of May 2, 2021 that materially changed from the end of fiscal year 2020:

Fiscal Year:	Debt Principal, Interest and Fees	Purchase Commitments	Other Contractual Commitments

	(In millions)
2021 (remainder)	$811	$1,106	$89
2022	1,819	76	231
2023	1,950	38	220
2024	3,084	—	166
2025	3,276	—	73
Thereafter	46,048	—	245
Total	$56,988	$1,220	$1,024

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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at May 2, 2021, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,188 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of May 2, 2021 have been excluded from the table above.
Standby Letters of Credit
As of May 2, 2021 and November 1, 2020, we had standby letters of credit of $59 million and $65 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantees.
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
12. Restructuring Charges
The following is a summary of significant restructuring expense recognized primarily in operating expenses:
•During the first quarter of fiscal year 2021, we initiated cost reduction activities associated with plans to align our workforce with strategic business activities and to improve efficiencies in our operations. As a result, we recognized $23 million and $98 million of restructuring expense primarily related to employee termination costs during the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively.
•We recognized $57 million and $109 million of restructuring expense primarily related to employee termination costs during the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively. The restructuring expense during the fiscal quarter ended May 3, 2020 was primarily related to cost reduction activities associated with the Symantec Asset Purchase. The restructuring expense during the two fiscal quarters ended May 3, 2020 was related to cost reduction activities related to the Symantec Asset Purchase of $90 million and cost reduction activities related to our acquisition of CA, Inc. of $19 million.

The following table summarizes the significant activities within, and components of, the restructuring liabilities during the two fiscal quarters ended May 2, 2021:

	Employee Termination Costs	Other Exit Costs	Total

	(In millions)
Balance as of November 1, 2020	$34	$—	$34
Restructuring charges	72	9	81
Utilization	(72)	(9)	(81)
Balance as of May 2, 2021 (a)	$34	$—	$34
_________________________________
(a) We expect the majority of the employee termination costs balance to be paid within the next six months.
Restructuring, impairment and disposal charges in our condensed consolidated statement of operations for the two fiscal quarters ended May 2, 2021 included $17 million for the write-down of certain lease-related right-of-use assets and other lease-related charges. As of May 2, 2021, short-term and long-term lease liabilities included $76 million of liabilities related to restructuring activities.
13. Subsequent Events
Preferred Stock Cash Dividends Declared
On June 2, 2021, our Board of Directors declared a quarterly cash dividend of $20.00 per share on our Mandatory Convertible Preferred Stock, payable on June 30, 2021 to stockholders of record on June 15, 2021.
Common Stock Cash Dividends Declared
On June 2, 2021, our Board of Directors declared a quarterly cash dividend of $3.60 per share on our common stock, payable on June 30, 2021 to stockholders of record on June 22, 2021.
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
Quarterly Highlights
Highlights during the fiscal quarter ended May 2, 2021 include the following:
•We generated $3,569 million of cash from operations.
•We paid $1,552 million in cash dividends.
•We repurchased $929 million of certain of our outstanding notes.
COVID-19 Update
In response to the ongoing COVID-19 pandemic and the various resulting government directives, we have taken extensive measures to protect the health and safety of our employees and contractors at our facilities. We modified our workplace practices globally, which resulted in many of our employees working remotely for an extended period of time. While we have implemented a phased-in return of employees to many of our facilities, we may need to modify our business practices. We continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.
The demand environment for our semiconductor products was consistent with our expectations for the second quarter of our fiscal year ending October 31, 2021 (“fiscal year 2021”), with continued demand for products and infrastructure to support a dramatic increase around the world in remote or tele-work and learning due to COVID-19. While we continue to see robust demand in this area, the macroeconomic environment remains uncertain and it may not be sustainable over the longer term. To date, the impact of COVID-19 on the demand environment for our software products has been limited. On the product supply side, we continue to experience various constraints in our supply chain due to the pandemic, including with respect to wafers and substrates. While supply lead times have stabilized, we continue to have difficulties in obtaining some necessary components and inputs in a timely manner to meet increased demand.
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
There were no significant changes in our critical accounting policies during the two fiscal quarters ended May 2, 2021 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2020 Annual Report on Form 10-K.
Results of Operations
Fiscal Quarter and Two Fiscal Quarters Ended May 2, 2021 Compared to Fiscal Quarter and Two Fiscal Quarters Ended May 3, 2020
The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$4,983	$4,253	75%	74%
Subscriptions and services	1,627	1,489	25	26
Total net revenue	6,610	5,742	100	100
Cost of revenue:
Cost of products sold	1,548	1,448	24	25
Cost of subscriptions and services	151	144	2	3
Amortization of acquisition-related intangible assets	853	954	13	17
Restructuring charges	1	7	—	—
Total cost of revenue	2,553	2,553	39	45
Gross margin	4,057	3,189	61	55
Research and development	1,238	1,269	19	22
Selling, general and administrative	325	501	5	9
Amortization of acquisition-related intangible assets	494	599	7	10
Restructuring, impairment and disposal charges	25	54	—	1
Total operating expenses	2,082	2,423	31	42
Operating income	$1,975	$766	30%	13%

	Two Fiscal Quarters Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$10,064	$8,457	76%	73%
Subscriptions and services	3,201	3,143	24	27
Total net revenue	13,265	11,600	100	100
Cost of revenue:
Cost of products sold	3,220	2,907	25	25
Cost of subscriptions and services	293	321	2	3
Amortization of acquisition-related intangible assets	1,727	1,904	13	16
Restructuring charges	16	15	—	—
Total cost of revenue	5,256	5,147	40	44
Gross margin	8,009	6,453	60	56
Research and development	2,449	2,558	18	22
Selling, general and administrative	664	1,102	5	10
Amortization of acquisition-related intangible assets	988	1,202	7	10
Restructuring, impairment and disposal charges	96	111	1	1
Total operating expenses	4,197	4,973	31	43
Operating income	$3,812	$1,480	29%	13%
Net Revenue
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Direct sales to WT Microelectronics, a distributor, accounted for 17% and 18% of our net revenue for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively, and 14% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 3, 2020.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 35% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 2, 2021 and approximately 30% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 3, 2020. We believe aggregate sales to Apple Inc., through all channels, accounted for less than 25% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 2, 2021 and less than 20% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 3, 2020. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Net Revenue by Segment	May 2, 2021	May 3, 2020	$ Change	% Change	May 2, 2021	May 3, 2020	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$4,820	$4,027	$793	20%	$9,728	$8,218	$1,510	18%
Infrastructure software	1,790	1,715	75	4%	3,537	3,382	155	5%
Total net revenue	$6,610	$5,742	$868	15%	$13,265	$11,600	$1,665	14%

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
Net Revenue by Segment	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020

	(As a percentage of net revenue)
Semiconductor solutions	73%	70%	73%	71%
Infrastructure software	27	30	27	29
Total net revenue	100%	100%	100%	100%
Fiscal quarter ended May 2, 2021 compared to corresponding prior year period. Net revenue from our semiconductor solutions segment increased primarily due to higher demand for our wireless content in mobile handsets, as well as a later than typical new mobile handset ramp with a major customer, which resulted in higher shipments in the quarter, compared to the prior year fiscal period. Net revenue from our semiconductor solutions segment also increased due to higher demand for our broadband and networking products. Net revenue from our infrastructure software segment increased primarily due to higher demand for our mainframe solutions, FC SAN products and cyber security solutions.
Two fiscal quarters ended May 2, 2021 compared to corresponding prior year period. Net revenue from our semiconductor solutions segment increased primarily due to higher demand for our wireless content in mobile handsets, as well as a later than typical new mobile handset ramp with a major customer, which resulted in higher shipments in the current year period, compared to the prior year fiscal period. Net revenue from our semiconductor solutions segment also increased due to higher demand for our networking and broadband products, partially offset by lower demand for our server storage products. Net revenue from our infrastructure software segment increased primarily due to higher demand for our mainframe solutions, FC SAN products and cyber security solutions.
Gross Margin
Gross margin was $4,057 million for the fiscal quarter ended May 2, 2021 compared to $3,189 million for the fiscal quarter ended May 3, 2020 and $8,009 million for the two fiscal quarters ended May 2, 2021 compared to $6,453 million for the two fiscal quarters ended May 3, 2020. As a percentage of net revenue, gross margin was 61% and 60% of net revenue for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively, and 55% and 56% of net revenue for the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively.
The increases in gross margin were primarily due to lower amortization of acquisition-related intangible assets, as well as favorable product mix within our semiconductor solutions segment and improvements in our cost structure within our infrastructure software segment compared to the prior year fiscal periods.
Research and Development Expense
Research and development expense decreased $31 million, or 2%, and $109 million, or 4%, for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively, compared to the prior year fiscal periods. The decreases were primarily due to lower stock-based compensation expense reflecting the full vesting of certain equity awards and the effects of forfeitures, partially offset by higher variable employee compensation expense.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $176 million, or 35%, and $438 million, or 40%, for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively, compared to the prior year fiscal periods. The decreases were primarily due to higher acquisition-related costs incurred in the prior year fiscal periods as a result of our acquisition of the Symantec Corporation Enterprise Security business (the “Symantec Business”). The decreases were also due to lower compensation expense reflecting the full benefit of the completed Symantec Business integration, as well as lower stock-based compensation expense. In addition, fiscal year 2020 included non-recurring litigation settlements.

Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $105 million and $214 million for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively, compared to the prior year fiscal periods. The decreases were primarily due to lower amortization of certain intangible assets from our acquisition of CA, Inc.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses decreased $29 million and $15 million for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively, compared to the prior year fiscal periods. The decreases were primarily due to higher employee termination costs in the prior year fiscal periods from our acquisition of the Symantec Business.
Stock-Based Compensation Expense
Total stock-based compensation expense was $425 million and $869 million for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively, compared to $517 million and $1,062 million for the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively. The decreases primarily reflect the full vesting of certain equity awards and the effect of forfeitures.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of May 2, 2021.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeiture
(In millions)
2021 (remainder)	$837
2022	1,274
2023	887
2024	507
2025	188
Thereafter	23
Total	$3,716
During the first quarter of fiscal year ended November 3, 2019 (“fiscal year 2019”), the Compensation Committee of our Board of Directors approved a broad-based program of multi-year equity grants of time- and market-based restricted stock units (the “Multi-Year Equity Awards”) in lieu of our annual employee equity awards historically granted on March 15 of each year. Each Multi-Year Equity Award vests on the same basis as four annual grants made March 15 of each year, beginning in fiscal year 2019, with successive four-year vesting periods. We recognize stock-based compensation expense related to the Multi-Year Equity Awards from the grant date through their respective vesting date, ranging from 4 years to 7 years.
Segment Operating Results

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Operating Income by Segment	May 2, 2021	May 3, 2020	$ Change	% Change	May 2, 2021	May 3, 2020	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$2,547	$1,891	$656	35%	$5,108	$3,934	$1,174	30%
Infrastructure software	1,255	1,140	115	10%	2,474	2,181	293	13%
Unallocated expenses	(1,827)	(2,265)	438	(19)%	(3,770)	(4,635)	865	(19)%
Total operating income	$1,975	$766	$1,209	158%	$3,812	$1,480	$2,332	158%

Fiscal quarter ended May 2, 2021 compared to corresponding prior year period. Operating income from our semiconductor solutions segment increased primarily due to higher demand for our wireless content in mobile handsets, as well as a later than typical new mobile handset ramp with a major customer, which resulted in higher shipments in the quarter, compared to the prior year fiscal period. Operating income from our semiconductor solutions segment also increased due to higher demand for our networking and broadband products. Operating income from our infrastructure software segment increased primarily due to higher demand for our cyber security and mainframe solutions, as well as higher demand for our FC SAN products.
Two fiscal quarters ended May 2, 2021 compared to corresponding prior year period. Operating income from our semiconductor solutions segment increased primarily due to higher demand for our wireless content in mobile handsets, as well as a later than typical new mobile handset ramp with a major customer, which resulted in higher shipments in the current year period, compared to the prior year fiscal period. Operating income from our semiconductor solutions segment also increased due to higher demand for our networking and broadband products, partially offset by lower demand for our server storage products. Operating income from our infrastructure software segment increased primarily due to higher demand for our mainframe and cyber security solutions, as well as higher demand for our FC SAN products.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring, impairment and disposal charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 19% for each of the fiscal quarter and two fiscal quarters ended May 2, 2021 compared to prior year fiscal periods. The decreases were primarily due to amortization of acquisition-related intangible assets, acquisition-related costs and stock-based compensation expense.
Non-Operating Income and Expenses
Interest expense. Interest expense was $466 million and $1,036 million for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively, and $487 million and $893 million for the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively. The decrease for the fiscal quarter ended May 2, 2021 was primarily due to lower losses on extinguishment of debt related to refinancing activities, offset by higher interest expense. The increase for the two fiscal quarters ended May 2, 2021 was primarily due to higher losses on extinguishment of debt related to refinancing activities and higher interest expense.
Other income (expense), net. Other income (expense), net, includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other expense, net, was $23 million for the fiscal quarter ended May 2, 2021 compared to other income, net, of $130 million for the fiscal quarter ended May 3, 2020. The change was primarily due to a $116 million non-recurring gain from the lapse of a tax indemnification arrangement for the fiscal quarter ended May 3, 2020 and changes in investment gains or losses.
Other income, net, was $94 million and $126 million for the two fiscal quarters ended May 2, 2021 and May 3, 2020, respectively. The change was primarily due to the tax indemnification gain mentioned above which was substantially offset by changes in investment gains or losses.
Benefit from income taxes. The benefit from income taxes was $7 million and $1 million for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively, and $159 million and $235 million for the fiscal quarter and two fiscal quarters ended May 3, 2020, respectively. The benefit from income taxes for the fiscal quarter and two fiscal quarters ended May 2, 2021 reflected excess tax benefits from stock-based awards and the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements, substantially offset by higher taxes on income from continuing operations. The benefit from income taxes for the fiscal quarter and two fiscal quarters ended May 3, 2020 resulted from significant discrete items related to the remeasurement of certain foreign deferred tax assets and liabilities and excess tax benefits from stock-based awards. These discrete items, together with the impact of the jurisdictional mix of income and expense, more than offset taxes on income from continuing operations.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of May 2, 2021 consisted of: (i) $9,518 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility (the “Revolving Facility”). In addition, we may also generate cash from the sale of assets and debt or equity financing from time to time.

Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $41,499 million of outstanding indebtedness and (vi) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. We expect our capital expenditures for fiscal year 2021 to be slightly higher than fiscal year 2020.
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
Working Capital
Working capital increased to $7,809 million at May 2, 2021 from $5,524 million at November 1, 2020. The increase was primarily attributable to the following:
•Cash and cash equivalents increased to $9,518 million at May 2, 2021 from $7,618 million at November 1, 2020, primarily due to $9,904 million in proceeds from long-term borrowings and $6,682 million in net cash provided by operating activities. These increases were partially offset by $10,733 million of debt payments and $3,095 million of dividend payments.
•Current portion of long-term debt decreased to $278 million at May 2, 2021 from $827 million at November 1, 2020 due to repayments of certain debt instruments.
•Other current assets increased to $1,298 million at May 2, 2021 from $977 million at November 1, 2020, primarily due to increases in prepaid taxes and short-term investments.
•Employee compensation and benefits decreased to $639 million at May 2, 2021 from $877 million at November 1, 2020, primarily due to the timing of employee bonus plan payments.
•Accounts receivable increased to $2,425 million at May 2, 2021 from $2,297 million at November 1, 2020, primarily due to revenue linearity.
These increases in working capital were offset in part by the following:
•Other current liabilities increased to $4,689 million at May 2, 2021 from $3,831 million at November 1, 2020, primarily due to increases in contract liabilities and taxes payable.
    Working capital increased to $7,621 million at May 3, 2020 from $3,018 million at November 3, 2019. The increase was attributable to the following:
•Cash and cash equivalents increased to $9,207 million at May 3, 2020 from $5,055 million at November 3, 2019, primarily due to $21,592 million in proceeds from borrowings and $5,535 million in net cash provided by operating activities. These increases were partially offset by our $10.7 billion acquisition of the Symantec Business (the “Symantec Asset Purchase”), $8,989 million of debt repayments, and $2,753 million of dividend payments.
•Other current assets increased to $851 million at May 3, 2020 from $729 million at November 3, 2019, primarily due to increases in prepaid taxes and other receivables.

•Employee compensation and benefits decreased to $494 million at May 3, 2020 from $641 million at November 3, 2019, primarily due to the timing of employee bonus plan payments.
•Current portion of long-term debt decreased to $819 million at May 3, 2020 from $2,787 million at November 3, 2019 due to repayment of certain debt instruments, partially offset by certain debt instruments becoming due within the next twelve months.
    These increases in working capital were offset in part by the following:
•Accounts payable increased to $1,230 million at May 3, 2020 from $855 million at November 3, 2019, primarily due to the timing of vendor payments.
•Other current liabilities increased to $4,058 million at May 3, 2020 from $2,616 million at November 3, 2019, primarily due to the Symantec Asset Purchase, increases in contract liabilities, increases in lease liabilities resulting from the adoption of the new lease standard, and higher taxes payable, partially offset by repayments of notional pooling liabilities.
Capital Returns

	Two Fiscal Quarters Ended
Cash Dividends Declared and Paid	May 2, 2021	May 3, 2020

	(In millions, except per share data)
Dividends per share to common stockholders	$7.20	$6.50
Dividends to common stockholders	$2,945	$2,603
Dividends per share to preferred stockholders	$40.00	$40.00
Dividends to preferred stockholders	$150	$150
During the two fiscal quarters ended May 2, 2021 and May 3, 2020, we paid approximately $686 million and $388 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 2 million shares of common stock from employees in connection with such net share settlements during each of the two fiscal quarters ended May 2, 2021 and May 3, 2020.
Cash Flows

	Two Fiscal Quarters Ended
	May 2, 2021	May 3, 2020

	(In millions)
Net cash provided by operating activities	$6,682	$5,535
Net cash used in investing activities	(248)	(10,963)
Net cash provided by (used in) financing activities	(4,534)	9,580
Net change in cash and cash equivalents	$1,900	$4,152
Operating Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $1,147 million increase in cash provided by operations during the two fiscal quarters ended May 2, 2021 compared to the prior year fiscal period was due to higher net income adjusted for non-cash items.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions and capital expenditures. The $10,715 million decrease in cash used in investing activities during the two fiscal quarters ended May 2, 2021 compared to the prior year fiscal period was primarily related to a $10,862 million decrease in cash paid for acquisitions.
Financing Activities
Cash flows from financing activities primarily consisted of proceeds and payments related to our long-term borrowings, dividend payments and employee withholding tax payments related to net settled equity awards. The $14,114 million change in cash related to financing activities during the two fiscal quarters ended May 2, 2021 compared to the prior year fiscal period was primarily due to a $13,432 million change in net borrowing activities, a $342 million increase in dividend payments and a $298 million increase in employee withholding tax payments related to net settled equity awards.

Indebtedness
See Note 7. “Borrowings” in Part I, Item 1 of this Form 10-Q for additional information related to our indebtedness.
Summarized Obligor Group Financial Information
Pursuant to indentures dated January 19, 2017 and October 17, 2017 (collectively, the “2017 Indentures”), Broadcom Cayman Finance Limited (subsequently merged into Broadcom Technologies Inc. (“BTI”) during fiscal year 2019 with BTI remaining as the surviving entity) and Broadcom Corporation (“BRCM” and with BTI, collectively, the “2017 Senior Notes Co-Issuers”) issued $13,550 million and $4,000 million aggregate principal amount of notes, respectively (collectively, the “2017 Senior Notes”). Substantially all of the 2017 Senior Notes have been registered with the SEC.
We may redeem all or a portion of our 2017 Senior Notes at any time prior to their maturity, subject to a specified make-whole premium as set forth in the 2017 Indentures. In the event of a change of control triggering event, holders of our 2017 Senior Notes will have the right to require us to purchase for cash, all or a portion of their 2017 Senior Notes at a redemption price of 101% of the aggregate principal amount plus accrued and unpaid interest. The 2017 Indentures also contain covenants that restrict, among other things, the ability of Broadcom and its subsidiaries to incur certain secured debt and to consummate certain sale and leaseback transactions and restrict the ability of Broadcom, BRCM and BTI (collectively, the “Obligor Group”) to merge, consolidate or sell all or substantially all of their assets.
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
In March 2021, we completed the settlement of our private offers to exchange $5.5 billion of certain of our outstanding notes maturing between 2024 and 2027 (the “Exchange Offer”) for $2,250 million of 3.419% new senior unsecured notes due April 2033 and $3,250 million of 3.469% new senior unsecured notes due April 2034. In connection with the Exchange Offer, BRCM and BTI were automatically and unconditionally released from their guarantees in accordance with the respective indentures governing the January 2021 Senior Notes, June 2020 Senior Notes, May 2020 Senior Notes, April 2020 Senior Notes, and April 2019 Senior Notes.
The following tables set forth the summarized financial information of the Obligor Group on a combined basis. This summarized financial information excludes any subsidiaries that are not issuers or guarantors (the “Non-Obligor Group”). Intercompany balances and transactions between members of the Obligor Group have been eliminated.

Summarized Balance Sheet Information	May 2, 2021	November 1, 2020

	(In millions)
ASSETS
Current assets:
Amount due from Non-Obligor Group	$1,948	$1,889
Other current assets	6,178	4,091
Total current assets	$8,126	$5,980
Long-term assets:
Amount due from Non-Obligor Group, long-term	$8,220	$8,220
Goodwill	1,360	1,360
Other long-term assets	1,295	1,318
Total long-term assets	$10,875	$10,898
LIABILITIES
Current liabilities:
Amount due to Non-Obligor Group	$8,093	$7,147
Current portion of long-term debt	255	807
Other current liabilities	667	601
Total current liabilities	$9,015	$8,555
Long-term liabilities:
Long-term debt	$39,635	$39,311
Other long-term liabilities	2,273	2,477
Total long-term liabilities	$41,908	$41,788

Two Fiscal Quarters Ended
Summarized Statement of Operations Information	May 2, 2021

(In millions)
Intercompany revenue with Non-Obligor Group	$855
Intercompany gross margin	$774
Net loss (a)	$(666)
_________________________________
(a) In addition to intercompany gross margin, there were $519 million of intercompany transactions included in net loss.
Contractual Commitments
See Note 11. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at May 2, 2021 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
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
Interest Rate Risk
As of May 2, 2021, we do not have any outstanding debt that is subject to floating interest rates.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of May 2, 2021. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of May 2, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the COVID-19 pandemic, resulting in many of our employees working remotely, this has not materially affected our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under Note 11. “Commitments and Contingencies” included in Part I, Item 1 of this Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.
Item 1A. Risk Factors
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock and preferred stock. Many of the following risks and uncertainties are, and will continue to be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. The following material factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results.
Risks Related to Our Business
•The ongoing COVID-19 pandemic has disrupted and will likely continue to disrupt normal business activity.
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
Risks Related to Our Business
The ongoing COVID-19 pandemic has disrupted and will likely continue to disrupt normal business activity, which may have an adverse effect on our results of operations.
The global spread of COVID-19 and the efforts to control it have disrupted, and reduced the efficiency of, normal business activities in much of the world. The pandemic has resulted in authorities around the world implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, and factory and office shutdowns. These measures have impacted, and will likely continue to impact, our workforce and operations, and those of our customers, contract manufacturers (“CMs”), suppliers and logistics providers.
We have been, and expect to continue, experiencing some disruption to parts of our global semiconductor supply chain, including procuring necessary components and inputs, such as wafers and substrates, in a timely fashion, with suppliers increasing lead times or placing products on allocation and raising prices. In addition, our primary warehouse and a number of our key suppliers, particularly assembly and test service providers, are in Malaysia. While our Malaysia warehouse has remained fully operational, many of the facilities of our key suppliers and other service providers were shut down or operated at reduced capacity for extended periods. This resulted in significant logistical challenges and product delays, which could recur in the event of any future closures of, or periods of reduced operations at, our warehouse or the facilities of our suppliers and providers. Any similar disruption at our Fort Collins, Colorado manufacturing facility would severely impact our ability to manufacture our film bulk acoustic resonator (“FBAR”) products and adversely affect our wireless business. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and components to our facilities, transfers of our products to our key suppliers and, in some cases, our ability to timely ship our products to customers. As a result of these supply chain disruptions, we have increased customer order lead times and placed some products on allocation. We are also largely building semiconductor products to order, instead of based on customer forecasts, in light of the ongoing uncertainty. This may limit our ability to fulfill orders and we may be unable to satisfy all of the demand for our products, which may adversely affect our relationships with our customers.
In response to governmental directives and recommended safety measures, we modified our workplace practices globally, which has resulted in many of our employees working remotely for extended periods of time. Working remotely for extended periods may reduce our employees’ efficiency and productivity, which may cause product development delays, hamper new product innovation and have other unforeseen adverse effects on our business. While we have implemented a phased-in return of employees to many of our facilities, we may need to modify our business practices in a manner that may adversely impact our business. In addition, if a significant number of our employees, or employees and third parties performing key functions, including our CEO and members of our board of directors, become ill, our business may be further adversely impacted. While we have implemented personal safety measures at all of our facilities where our employees are working onsite, any actions we take may not be sufficient to mitigate the risk of infection and could result in a significant number of COVID-19-related claims. Changes to state workers’ compensation laws, such as those in California, may increase our potential liability for such claims.

While we continue to see robust demand in our semiconductor solutions segment and enhanced profitability, and have seen little impact to our software business from the COVID-19 pandemic, the environment remains uncertain with limited visibility and it may not be sustainable over the longer term. The degree to which the pandemic ultimately impacts our business and results of operations will depend on future developments beyond our control, including the extent of actions to contain the virus, availability and efficacy of the vaccines or other treatments, and how quickly and to what extent normal economic and operating conditions can resume.
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of end customers, original equipment manufacturer (“OEMs”), their respective CMs, and certain distributors for a majority of our business, revenue and results of operations. For the two fiscal quarters ended May 2, 2021, sales to distributors accounted for 53% of our net revenue. We believe aggregate sales, through all channels, to Apple and our top five end customers, accounted for less than 25% and approximately 35% of our net revenue for the two fiscal quarters ended May 2, 2021, respectively. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
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
We utilize Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) to produce the substantial majority of our semiconductor wafers. TSMC manufactured approximately 89% of the wafers manufactured by our CMs during the two fiscal quarters ended May 2, 2021. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could result in loss of revenue opportunities, damage our relationships with our customers, and harm our results of operations and gross margin.

Any substantial disruption in TSMC’s supply of wafers to us, or in the other contract manufacturing services that we utilize, as a result of a natural disaster, climate change, water shortages, political unrest, military conflict, geopolitical turmoil, trade tensions, government orders, medical epidemics, such as the COVID-19 pandemic, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.
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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide (“InP”) wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our materials, components and finished goods used in our products from a few materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. During the two fiscal quarters ended May 2, 2021, we purchased approximately two-thirds of the materials for our manufacturing processes from five materials providers. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints or other factors and could lead to interruption of supply or increased demand in the industry. For example, due to the COVID-19 pandemic, we have experienced some supply constraints, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted.
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
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of May 2, 2021, approximately 48% of our employees were located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 53% of our net revenue in the two fiscal quarters ended May 2, 2021 and are subject to a number of risks, including:
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
Our future success depends on our ability to attract, retain and motivate qualified personnel. We also seek to employ talented engineering and technical personnel (including cyber security experts), as well as effective sales professionals, through acquisitions we may make from time to time or otherwise. As the source of our technological and product innovations, our engineering and technical personnel are a significant asset. Competition for these employees is significant in many areas of the world in which we operate, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. In addition, current or future immigration laws may make it more difficult to hire or retain qualified engineers, further limiting the pool of available talent. Further, our employees may decide not to continue working for us and may leave with little or no notice. We believe equity awards provide a powerful long-term retention incentive and have historically granted these awards to the substantial majority of our employees. However, the amendments to our 2012 Stock Incentive Plan approved by our stockholders at our 2021 Annual Meeting of Stockholders significantly reduced the number of shares available for equity awards. As a result, we may need to change our current equity granting philosophy, which could impair our efforts to attract and retain necessary personnel. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business, financial condition and results of operations.
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
The industries in which we operate are characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights, including actions by patent-holding companies that do not make or sell products. From time to time, third parties assert against us and our customers and distributors their IP rights to technologies that are important to our business. For example, in August 2020 judgment was entered against Broadcom and Apple for infringement of certain patents pursuant to which California Institute of Technology was awarded past damages of $270.2 million from Broadcom and $837.8 million from Apple, for which Apple is seeking indemnification from Broadcom. Although we are appealing this judgment, there are no assurances that we will be successful.
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
Our success depends in part upon protecting our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants. We may be required to spend significant resources to monitor and protect our IP rights, including the unauthorized use of our products, usage rates of the software seat licenses and subscriptions that we sell, and even with significant expenditures, we may not be able to protect the IP rights that are valuable to our business. We are unable to predict or assure that:
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
Highly complex products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions, software documentation or enhancements are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not discovered until after we have commenced commercial production or deployment of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. Significant technical challenges also arise with our software products because our customers license and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. As a result, if there is system-wide failure or an actual or perceived breach of information integrity, security or availability occurs in one of our end-user customer’s system, it may be difficult to determine which product is at fault and we could ultimately be harmed by the failure of another supplier’s product. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. To resolve these problems, we may have to invest significant capital and other resources and we would likely lose, or experience a delay in, market acceptance of the affected product or products. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer’s end-product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. As a result, our financial results could be materially adversely affected.
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
We collect, use and store (collectively, “process”) a high volume, variety and velocity of certain personal information in connection with the operation of our business. This creates various levels of privacy risks across different parts of our business, depending on the type of personal information, the jurisdiction in question and the purpose of their processing. The personal information we process is subject to an increasing number of federal, state, local, and foreign laws and regulations regarding privacy and data security, as well as contractual commitments. Privacy legislation and other data protection regulations, enforcement and policy activity in this area are expanding rapidly in many jurisdictions and creating a complex regulatory compliance environment. Sectoral legislation, certification requirements and technical standards applying to certain categories of our customers, such as those is the financial services or public sector, are likely to further exacerbate this trend. The cost of complying with and implementing these privacy-related and data governance measures could be significant as they may create additional burdensome security, business process, business record or data localization requirements. Concerns about government interference, sovereignty, expanding privacy, cyber security and data governance legislation could adversely affect our customers and our products and services, particularly in cloud computing, artificial intelligence and our own data management practices. The theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims. Any inadvertent failure or perceived failure by us to comply with privacy, data governance or cyber security obligations may result in governmental enforcement actions, litigation, substantial fines and damages, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

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
Our security systems are designed to maintain the physical security of our facilities and protect our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party cloud-based and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, out of necessity, dependent on the security systems of these providers. In addition, all software, including the security technologies produced by us have had occasionally in the past, and may have in the future, vulnerabilities that, if left unmanaged, could reduce the overall level of security.

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
Although Broadcom Limited, our predecessor, was a Singapore entity, the Internal Revenue Service (“IRS”) may assert that following our acquisition of BRCM, Broadcom Limited should have been treated as a U.S. corporation for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”). If the IRS were to determine that under Section 7874 of the Code, the former shareholders of BRCM held at least 60% of the vote or value of the ordinary shares of Broadcom Limited immediately after our acquisition of BRCM, such percentage referred to as the “Section 7874 Percentage,” Broadcom Limited would be treated as a “surrogate foreign corporation” and several limitations could then apply to BRCM. For example, BRCM would be prohibited from using its net operating losses, foreign tax credits or other tax attributes to offset the income or gain recognized by reason of the transfer of property to a foreign related person during the 10-year period following our acquisition of BRCM or any income received or accrued during such period by reason of a license of any property by BRCM to a foreign related person. Moreover, in such case, Section 4985 of the Code and rules related thereto would impose an excise tax on the value of certain stock compensation held directly or indirectly by certain BRCM “disqualified individuals” (including former officers and directors of BRCM) at a rate equal to 15%, but only if a gain is otherwise recognized by BRCM former shareholders as a result of our acquisition of BRCM. If the IRS were to determine the Section 7874 Percentage was 80% or more, then Broadcom Limited would be treated as a U.S. corporation for U.S. federal income tax purposes.
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
As of May 2, 2021, the aggregate indebtedness under our senior notes was $41,499 million. We expect to maintain significant levels of indebtedness going forward.
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
As of March 31, 2021, we believe 10 of our 20 largest holders of common stock were active institutional investors who held approximately 32% of our outstanding shares of common stock in the aggregate, with Capital World Investors being our largest stockholder with approximately 10% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
Issuer Purchases of Equity Securities
During the fiscal quarter ended May 2, 2021, we paid approximately $461 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $468.53 per share. These shares may be deemed to be “issuer purchases” of shares.
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
4.35
Registration Rights Agreement, dated as of May 8, 2020, by and among the Company, the 2020 Guarantors and Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several initial purchasers of the May 8, 2020 Senior Notes.
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
4.39
Registration Rights Agreement, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, as dealer-managers in connection with the May 21, 2020 Senior Notes.
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
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.47	Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.48	Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.47)	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.49	Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.47)	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.50
Registration Rights Agreement, dated as of March 31, 2021, by and among the Company and BofA Securities, Inc. and HSBC Securities (USA) Inc., as dealer-managers in connection with the March 2021 Senior Notes.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
10.1+	Broadcom Inc. 2012 Stock Incentive Plan (as amended and restated on April 5, 2021).			X
10.2+	Performance Stock Unit Agreement, dated April 5, 2021, between Broadcom Inc. and Hock E. Tan.			X
10.3+	Form of Restricted Stock Unit Award Agreement under Broadcom Inc. 2012 Stock Incentive Plan (as amended and restated) (effective April 5, 2021).			X
10.4+	Form of Performance Stock Unit Agreement (Relative TSR) under Broadcom Inc. 2012 Stock Incentive Plan (as amended and restated) (effective April 5, 2021).			X
31.1	Certification of Chief Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Chief Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Chief Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Chief Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X
101.SCH	XBRL Schema Document			X
101.CAL	XBRL Calculation Linkbase Document			X
101.DEF	XBRL Definition Linkbase Document			X
101.LAB	XBRL Labels Linkbase Document			X
101.PRE	XBRL Presentation Linkbase Document			X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Kirsten M. Spears
Kirsten M. Spears
Chief Financial Officer
Date: June 11, 2021