Form 10-Q
period 2021-08-01
Broadcom Inc.
filed 2021-09-09
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2021
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

As of August 27, 2021, there were 411,616,288 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 1, 2021

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	August 1, 2021	November 1, 2020

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$11,105	$7,618
Trade accounts receivable, net	2,234	2,297
Inventory	1,160	1,003
Other current assets	1,137	977
Total current assets	15,636	11,895
Long-term assets:
Property, plant and equipment, net	2,370	2,509
Goodwill	43,457	43,447
Intangible assets, net	12,719	16,782
Other long-term assets	1,698	1,300
Total assets	$75,880	$75,933
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$968	$836
Employee compensation and benefits	893	877
Current portion of long-term debt	279	827
Other current liabilities	4,361	3,831
Total current liabilities	6,501	6,371
Long-term liabilities:
Long-term debt	40,178	40,235
Other long-term liabilities	4,834	5,426
Total liabilities	51,513	52,032
Commitments and contingencies (Note 11)
Preferred stock dividend obligation	27	27
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; 8.00% Mandatory Convertible Preferred Stock, Series A, 4 shares issued and outstanding; aggregate liquidation value of $3,738 as of August 1, 2021 and November 1, 2020	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 412 and 407 shares issued and outstanding as of August 1, 2021 and November 1, 2020, respectively	—	—
Additional paid-in capital	24,126	23,982
Retained earnings	320	—
Accumulated other comprehensive loss	(106)	(108)
Total stockholders’ equity	24,340	23,874
Total liabilities and equity	$75,880	$75,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020

	(In millions, except per share data)
Net revenue:
Products	$5,064	$4,125	$15,128	$12,582
Subscriptions and services	1,714	1,696	4,915	4,839
Total net revenue	6,778	5,821	20,043	17,421
Cost of revenue:
Cost of products sold	1,572	1,383	4,792	4,290
Cost of subscriptions and services	157	154	450	475
Amortization of acquisition-related intangible assets	851	953	2,578	2,857
Restructuring charges	1	15	17	30
Total cost of revenue	2,581	2,505	7,837	7,652
Gross margin	4,197	3,316	12,206	9,769
Research and development	1,205	1,228	3,654	3,786
Selling, general and administrative	346	428	1,010	1,530
Amortization of acquisition-related intangible assets	494	600	1,482	1,802
Restructuring, impairment and disposal charges	26	52	122	163
Total operating expenses	2,071	2,308	6,268	7,281
Operating income	2,126	1,008	5,938	2,488
Interest expense	(415)	(464)	(1,451)	(1,357)
Other income, net	15	49	109	175
Income from continuing operations before income taxes	1,726	593	4,596	1,306
Benefit from income taxes	(150)	(96)	(151)	(331)
Income from continuing operations	1,876	689	4,747	1,637
Loss from discontinued operations, net of income taxes	—	(1)	—	(1)
Net income	1,876	688	4,747	1,636
Dividends on preferred stock	(74)	(74)	(224)	(223)
Net income attributable to common stock	$1,802	$614	$4,523	$1,413

Basic income per share attributable to common stock:
Income per share from continuing operations	$4.38	$1.53	$11.06	$3.53
Loss per share from discontinued operations	—	(0.01)	—	(0.01)
Net income per share	$4.38	$1.52	$11.06	$3.52

Diluted income per share attributable to common stock:
Income per share from continuing operations	$4.20	$1.46	$10.54	$3.37
Loss per share from discontinued operations	—	(0.01)	—	(0.01)
Net income per share	$4.20	$1.45	$10.54	$3.36

Weighted-average shares used in per share calculations:
Basic	411	403	409	401
Diluted	429	422	429	420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020

	(In millions)
Net income	$1,876	$688	$4,747	$1,636
Other comprehensive income, net of tax:
Change in actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	—	2	1
Other comprehensive income, net of tax	—	—	2	1
Comprehensive income	$1,876	$688	$4,749	$1,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Fiscal Quarters Ended
	August 1, 2021	August 2, 2020

	(In millions)
Cash flows from operating activities:
Net income	$4,747	$1,636
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	4,135	4,746
Depreciation	405	431
Stock-based compensation	1,290	1,527
Deferred taxes and other non-cash taxes	(762)	(683)
Loss on debt extinguishment	198	153
Gain on investments	(90)	—
Non-cash restructuring, impairment and disposal charges	35	32
Non-cash interest expense	67	83
Other	(8)	(43)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	50	590
Inventory	(157)	(98)
Accounts payable	142	227
Employee compensation and benefits	14	75
Other current assets and current liabilities	363	462
Other long-term assets and long-term liabilities	(206)	(425)
Net cash provided by operating activities	10,223	8,713
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(8)	(10,872)
Proceeds from sales of businesses	—	218
Purchases of property, plant and equipment	(355)	(361)
Proceeds from disposals of property, plant and equipment	4	10
Proceeds from sale of investment	67	—
Other	(3)	(4)
Net cash used in investing activities	(295)	(11,009)
Cash flows from financing activities:
Proceeds from long-term borrowings	9,904	27,802
Payments on debt obligations	(10,733)	(15,814)
Other borrowings, net	—	(1,285)
Payments of dividends	(4,651)	(4,139)
Shares repurchased for tax withholdings on vesting of equity awards	(1,033)	(580)
Issuance of common stock	113	174
Other	(41)	(60)
Net cash provided by (used in) financing activities	(6,441)	6,098
Net change in cash and cash equivalents	3,487	3,802
Cash and cash equivalents at beginning of period	7,618	5,055
Cash and cash equivalents at end of period	$11,105	$8,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Three Fiscal Quarters Ended August 1, 2021

	8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of November 1, 2020	4	$—	407	$—	$23,982	$—	$(108)	$23,874
Net income	—	—	—	—	—	1,378	—	1,378
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends to common stockholders	—	—	—	—	(164)	(1,304)	—	(1,468)
Dividends to preferred stockholders	—	—	—	—	—	(74)	—	(74)
Common stock issued	—	—	2	—	35	—	—	35
Stock-based compensation	—	—	—	—	444	—	—	444
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(217)	—	—	(217)
Balance as of January 31, 2021	4	—	408	—	24,080	—	(107)	23,973
Net income	—	—	—	—	—	1,493	—	1,493
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends to common stockholders	—	—	—	—	(60)	(1,417)	—	(1,477)
Dividends to preferred stockholders	—	—	—	—	—	(76)	—	(76)
Common stock issued	—	—	3	—	71	—	—	71
Stock-based compensation	—	—	—	—	425	—	—	425
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(471)	—	—	(471)
Balance as of May 2, 2021	4	—	410	—	24,045	—	(106)	23,939
Net income	—	—	—	—	—	1,876	—	1,876
Dividends to common stockholders	—	—	—	—	—	(1,482)	—	(1,482)
Dividends to preferred stockholders	—	—	—	—	—	(74)	—	(74)
Common stock issued	—	—	2	—	7	—	—	7
Stock-based compensation	—	—	—	—	421	—	—	421
Shares repurchased for tax withholdings on vesting of equity awards	—	—	—	—	(347)	—	—	(347)
Balance as of August 1, 2021	4	$—	412	$—	$24,126	$320	$(106)	$24,340

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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending October 31, 2021 (“fiscal year 2021”) is a 52-week fiscal year. The first quarter of our fiscal year 2021 ended on January 31, 2021, the second quarter ended on May 2, 2021 and the third quarter ended on August 1, 2021. Our fiscal year ended November 1, 2020 (“fiscal year 2020”) was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 1, 2020 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2020 as filed with the Securities and Exchange Commission. All intercompany transactions and balances have been eliminated in consolidation. The operating results for the fiscal quarter and three fiscal quarters ended August 1, 2021 are not necessarily indicative of the results that may be expected for fiscal year 2021, or for any other future period.
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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended August 1, 2021
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$438	$4,129	$497	$5,064
Subscriptions and services (a)	1,150	192	372	1,714
Total	$1,588	$4,321	$869	$6,778

	Fiscal Quarter Ended August 2, 2020
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$410	$3,393	$322	$4,125
Subscriptions and services (a)	1,000	349	347	1,696
Total	$1,410	$3,742	$669	$5,821

	Three Fiscal Quarters Ended August 1, 2021
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,299	$12,484	$1,345	$15,128
Subscriptions and services (a)	3,204	576	1,135	4,915
Total	$4,503	$13,060	$2,480	$20,043

	Three Fiscal Quarters Ended August 2, 2020
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,340	$10,282	$960	$12,582
Subscriptions and services (a)	3,075	680	1,084	4,839
Total	$4,415	$10,962	$2,044	$17,421

________________________________
(a) Subscriptions and services predominantly include software licenses with termination for convenience clauses.
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose net revenue by region based primarily on the geographic shipment location or delivery location specified by our distributors, original equipment manufacturer customers, contract manufacturers, channel partners, or software customers.
Contract Balances
Contract assets and contract liabilities balances were as follows:

	Contract Assets	Contract Liabilities

	(In millions)
Balance as of November 1, 2020	$158	$3,443

Balance as of August 1, 2021	$142	$3,628
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements, which may include termination for convenience provisions. The amount of revenue recognized during the three fiscal quarters ended August 1, 2021 that was included in the contract liabilities balance as of November 1, 2020 was $2,330 million. The amount of revenue recognized during the three fiscal quarters ended August 2, 2020 that was included in the contract liabilities balance as of November 3, 2019 was $1,315 million.
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
Certain multi-year customer contracts in our semiconductor solutions segment contain firmly committed amounts and the remaining performance obligations under these contracts as of August 1, 2021 were approximately $12.1 billion. We expect approximately 31% of this amount to be recognized as revenue over the next 12 months. Although the majority of our software contracts are not deemed to be committed, our customers generally do not exercise their termination for convenience rights. In addition, the majority of our contracts for products, subscriptions and services have a duration of one year or less. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.

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

	Fiscal Quarter Ended	Three Fiscal Quarters Ended
	August 2, 2020	August 2, 2020

	(In millions)
Pro forma net revenue	$5,687	$16,894
Pro forma net income attributable to common stock	$549	$1,181
Other Acquisitions
During the fiscal quarter ended February 2, 2020, we also completed three other acquisitions qualifying as business combinations for total consideration of $201 million, of which $109 million was allocated to goodwill and $46 million was allocated to intangible assets. These acquisitions are not material, individually or in the aggregate, to our condensed consolidated statements of operations.
4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $3,880 million and $2,471 million of time deposits and $1,555 million and $790 million of money-market funds as of August 1, 2021 and November 1, 2020, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $1,000 million and $2,827 million during the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively, and $927 million and $2,754 million for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively. Factoring fees for the sales of receivables were recorded in other income, net and were not material for any of the periods presented.

Inventory

	August 1, 2021	November 1, 2020

	(In millions)
Finished goods	$329	$323
Work-in-process	673	558
Raw materials	158	122
Total inventory	$1,160	$1,003
Other Current Assets

	August 1, 2021	November 1, 2020

	(In millions)
Prepaid expenses	$509	$387
Other (miscellaneous)	628	590
Total other current assets	$1,137	$977
Other Current Liabilities

	August 1, 2021	November 1, 2020

	(In millions)
Contract liabilities	$3,008	$2,620
Tax liabilities	492	440
Interest payable	471	304
Other (miscellaneous)	390	467
Total other current liabilities	$4,361	$3,831
Other Long-Term Liabilities

	August 1, 2021	November 1, 2020

	(In millions)
Unrecognized tax benefits	$3,282	$3,185
Contract liabilities	620	823
Other (miscellaneous)	932	1,418
Total other long-term liabilities	$4,834	$5,426
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020

	(In millions)
Cash paid for interest	$253	$269	$994	$1,025
Cash paid for income taxes	$167	$44	$607	$299
As of August 1, 2021 and August 2, 2020, $20 million and $37 million, respectively, of unpaid purchases of property, plant and equipment were included in accounts payable. Amounts reported as unpaid purchases are presented as cash outflows from investing activities for purchases of property, plant and equipment in the condensed consolidated statements of cash flows in the period in which they are paid.

5. Goodwill and Intangible Assets
Goodwill

	Semiconductor Solutions	Infrastructure Software	Total

	(In millions)
Balance as of November 1, 2020	$25,959	$17,488	$43,447
Acquisition	—	10	10
Balance as of August 1, 2021	$25,959	$17,498	$43,457
Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of August 1, 2021:
Purchased technology	$24,132	$(16,498)	$7,634
Customer contracts and related relationships	8,392	(4,218)	4,174
Order backlog	2,579	(2,223)	356
Trade names	797	(378)	419
Other	248	(131)	117
Intangible assets subject to amortization	36,148	(23,448)	12,700
In-process research and development	19	—	19
Total	$36,167	$(23,448)	$12,719

As of November 1, 2020:
Purchased technology	$24,119	$(13,925)	$10,194
Customer contracts and related relationships	8,389	(3,179)	5,210
Order backlog	2,579	(1,836)	743
Trade names	797	(322)	475
Other	252	(117)	135
Intangible assets subject to amortization	36,136	(19,379)	16,757
In-process research and development	25	—	25
Total	$36,161	$(19,379)	$16,782
Based on the amount of intangible assets subject to amortization at August 1, 2021, the expected amortization expense for each of the next five years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense
(In millions)
2021 (remainder)	$1,347
2022	4,367
2023	3,239
2024	2,369
2025	659
Thereafter	719
Total	$12,700

The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	August 1, 2021
(In years)
Purchased technology	4
Customer contracts and related relationships	3
Order backlog	2
Trade names	9
Other	9

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
For each of the fiscal quarter and three fiscal quarters ended August 1, 2021 and August 2, 2020, diluted net income per share excluded the potentially dilutive effect of 12 million shares of common stock issuable upon the conversion of Mandatory Convertible Preferred Stock as their effect was antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020

	(In millions, except per share data)
Numerator:
Income from continuing operations	$1,876	$689	$4,747	$1,637
Dividends on preferred stock	(74)	(74)	(224)	(223)
Income from continuing operations attributable to common stock	1,802	615	4,523	1,414
Loss from discontinued operations, net of income taxes, attributable to common stock	—	(1)	—	(1)
Net income attributable to common stock	$1,802	$614	$4,523	$1,413

Denominator:
Weighted-average shares outstanding - basic	411	403	409	401
Dilutive effect of equity awards	18	19	20	19
Weighted-average shares outstanding - diluted	429	422	429	420

Basic income per share attributable to common stock:
Income per share from continuing operations	$4.38	$1.53	$11.06	$3.53
Loss per share from discontinued operations	—	(0.01)	—	(0.01)
Net income per share	$4.38	$1.52	$11.06	$3.52

Diluted income per share attributable to common stock:
Income per share from continuing operations	$4.20	$1.46	$10.54	$3.37
Loss per share from discontinued operations	—	(0.01)	—	(0.01)
Net income per share	$4.20	$1.45	$10.54	$3.36

7. Borrowings

	Effective Interest Rate	August 1, 2021	November 1, 2020

	(In millions, except percentages)
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	$2,250	$—
3.469% notes due April 2034	4.63%	3,250	—
		5,500	—
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	—
2.450% notes due February 2031	2.56%	2,750	—
2.600% notes due February 2033	2.70%	1,750	—
3.500% notes due February 2041	3.60%	3,000	—
3.750% notes due February 2051	3.84%	1,750	—
		10,000	—
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	1,695	1,695
4.110% notes due September 2028	5.02%	2,222	2,222
		3,917	3,917
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	105	1,000
3.150% notes due November 2025	3.29%	1,418	2,250
4.150% notes due November 2030	4.27%	2,750	2,750
4.300% notes due November 2032	4.39%	2,000	2,000
		6,273	8,000
April 2020 Senior Notes - fixed rate
4.700% notes due April 2025	4.88%	1,247	2,250
5.000% notes due April 2030	5.18%	2,250	2,250
		3,497	4,500
November 2019 Term Loans - floating rate
LIBOR plus 1.125% term loan due November 2022	1.54%	—	1,819
LIBOR plus 1.250% term loan due November 2024	1.56%	—	4,069
		—	5,888
April 2019 Senior Notes - fixed rate
3.125% notes due April 2021	3.61%	—	525
3.125% notes due October 2022	3.53%	—	693
3.625% notes due October 2024	3.98%	622	1,044
4.250% notes due April 2026	4.54%	1,183	2,500
4.750% notes due April 2029	4.95%	3,000	3,000
		4,805	7,762
2017 Senior Notes - fixed rate
2.200% notes due January 2021	2.41%	—	282
3.000% notes due January 2022	3.21%	255	842
2.650% notes due January 2023	2.78%	260	1,000
3.625% notes due January 2024	3.74%	829	1,352

	Effective Interest Rate	August 1, 2021	November 1, 2020

	(In millions, except percentages)
3.125% notes due January 2025	3.23%	585	1,000
3.875% notes due January 2027	4.02%	3,813	4,800
3.500% notes due January 2028	3.60%	1,250	1,250
		6,992	10,526
Assumed CA Senior Notes - fixed rate
3.600% notes due August 2022	4.07%	—	283
4.500% notes due August 2023	4.10%	143	250
4.700% notes due March 2027	5.15%	350	350
		493	883
Other borrowings
2.500% - 4.500% senior notes due August 2022 - August 2034	2.59% - 4.55%	22	22
Total principal amount outstanding		41,499	41,498
Less: Unamortized discount and issuance costs		(1,100)	(504)
Total debt		$40,399	$40,994
As of August 1, 2021 and November 1, 2020, short-term finance lease liabilities of $24 million and $20 million, respectively, were included in the current portion of long-term debt and long-term finance lease liabilities of $34 million and $48 million, respectively, were included in long-term debt.
March 2021 Senior Notes
In March 2021, we completed our private offers to exchange $5.5 billion of certain of our outstanding notes maturing between 2024 and 2027 (the “Exchange Offer”) for $2,250 million of 3.419% new senior unsecured notes due April 2033 and $3,250 million of 3.469% new senior unsecured notes due April 2034 (collectively, the “March 2021 Senior Notes”). As a result of the Exchange Offer, we paid premiums of $581 million, which were included in unamortized discount and issuance costs. At our option, we may redeem or purchase, in whole or in part, any of the March 2021 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the March 2021 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest. As of August 1, 2021, the March 2021 Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
In connection with the Exchange Offer, Broadcom Corporation and Broadcom Technologies Inc. were automatically and unconditionally released from their guarantees in accordance with the respective indentures governing the January 2021 Senior Notes, June 2020 Senior Notes, May 2020 Senior Notes, April 2020 Senior Notes, and April 2019 Senior Notes.
January 2021 Senior Notes
In January 2021, we issued $10 billion of senior unsecured notes (the “January 2021 Senior Notes”). At our option, we may redeem or purchase, in whole or in part, any of the January 2021 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the January 2021 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest. As of August 1, 2021, the January 2021 Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
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
January 2021 Credit Agreement
In January 2021, we entered into a credit agreement (the “January 2021 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility (the “Revolving Facility”), of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under the Revolving Facility for revolving loans. Subject to the terms of the January 2021 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the January 2021 Credit Agreement. In connection with the January 2021 Credit Agreement, we terminated the credit agreement entered into on May 7, 2019, which provided for a five-year $5 billion unsecured revolving credit facility, and the November 2019 Credit Agreement. As of August 1, 2021, we had no borrowings outstanding under the Revolving Facility.
Commercial Paper
In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under the Revolving Facility. As our commercial paper program is supported by the Revolving Facility, we have the ability and intent to continuously refinance Commercial Paper. As of August 1, 2021 and November 1, 2020, we had no Commercial Paper outstanding.
Fair Value of Debt
As of August 1, 2021, the estimated aggregate fair value of debt was $45,379 million. The fair value of our senior notes was determined using quoted prices from less active markets. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of August 1, 2021 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2021 (remainder)	$—
2022	264
2023	403
2024	1,563
2025	1,832
Thereafter	37,437
Total	$41,499
As of August 1, 2021 and November 1, 2020, we accrued interest payable of $471 million and $304 million, respectively, and were in compliance with all debt covenants.
8. Stockholders’ Equity
Mandatory Convertible Preferred Stock
On September 30, 2019, we completed an offering of approximately 4 million shares of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share (“Mandatory Convertible Preferred Stock”).
On September 30, 2022, unless earlier converted, each outstanding share of Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock at a rate between the then minimum and maximum conversion rates. At any time prior to September 30, 2022, holders may elect to convert each share of Mandatory Convertible Preferred Stock into shares of our common stock at the then minimum conversion rate. The conversion rates are subject to anti-dilution adjustments. As of August 1, 2021, the minimum conversion rate was 3.0763 and the maximum conversion rate was 3.5957.
As of each August 1, 2021 and November 1, 2020, we recognized $27 million of accrued preferred stock dividends, which were presented as temporary equity on our condensed consolidated balance sheets.
Cash Dividends Declared and Paid

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020

	(In millions, except per share data)
Dividends per share to common stockholders	$3.60	$3.25	$10.80	$9.75
Dividends to common stockholders	$1,482	$1,312	$4,427	$3,915
Dividends per share to preferred stockholders	$20.00	$20.00	$60.00	$60.00
Dividends to preferred stockholders	$74	$74	$224	$224
Stock-Based Compensation Expense

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020

	(In millions)
Cost of products sold	$18	$26	$59	$84
Cost of subscriptions and services	18	11	47	37
Research and development	285	337	920	1,101
Selling, general and administrative	100	91	264	305
Total stock-based compensation expense	$421	$465	$1,290	$1,527
As of August 1, 2021, the total unrecognized compensation cost related to unvested stock-based awards was $3,334 million, which is expected to be recognized over the remaining weighted-average service period of 3.1 years.
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
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 1, 2020	32	$188.35
Granted	1	$404.43
Vested	(6)	$211.74
Forfeited	(2)	$187.68
Balance as of August 1, 2021	25	$200.55
The aggregate fair value of time- and market-based RSUs that vested during the three fiscal quarters ended August 1, 2021 was $2,888 million, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.

9. Income Taxes
The benefit from income taxes was $150 million and $151 million for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively, compared to $96 million and $331 million for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively.
The benefit from income taxes for the fiscal quarter ended August 1, 2021 was primarily due to excess tax benefits from stock-based awards, the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements, and the jurisdictional mix of income and expense.
The benefit from income taxes for three fiscal quarters ended August 1, 2021 reflected excess tax benefits from stock-based awards and the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements, offset in part by higher taxes on income from continuing operations.
The benefit from income taxes for the fiscal quarter and three fiscal quarters ended August 2, 2020 was primarily due to the jurisdictional mix of income and expense, the remeasurement of certain foreign deferred tax assets and liabilities, and excess tax benefits from stock-based awards.
Uncertain Tax Positions
The balance of gross unrecognized tax benefits was $4,893 million and $4,748 million as of August 1, 2021 and November 1, 2020, respectively.
Accrued interest and penalties are included in other long-term liabilities on the condensed consolidated balance sheets. As of August 1, 2021 and November 1, 2020, the combined amount of cumulative accrued interest and penalties was approximately $354 million and $340 million, respectively.
As of August 1, 2021 and November 1, 2020, approximately $5,247 million and $5,088 million, respectively, of the unrecognized tax benefits, including accrued interest and penalties, would affect our effective tax rate if favorably resolved.
We are subject to U.S. income tax examination for fiscal years 2016 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside of the U.S. for fiscal years 2008 and later. It is possible that our existing unrecognized tax benefits may change up to $277 million as a result of lapses of the statute of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.
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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020

	(In millions)
Net revenue:
Semiconductor solutions	$5,021	$4,219	$14,749	$12,437
Infrastructure software	1,757	1,602	5,294	4,984
Total net revenue	$6,778	$5,821	$20,043	$17,421

Operating income:
Semiconductor solutions	$2,720	$2,112	$7,828	$6,046
Infrastructure software	1,226	1,069	3,700	3,250
Unallocated expenses	(1,820)	(2,173)	(5,590)	(6,808)
Total operating income	$2,126	$1,008	$5,938	$2,488
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors and channel partners globally. One customer accounted for 12% of our net accounts receivable balance as of August 1, 2021, while no customer accounted for more than 10% of our net accounts receivable balance as of November 1, 2020.
One customer accounted for 16% and 17% of our net revenue for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively, and 12% of our net revenue for the three fiscal quarters ended August 2, 2020, while no customer accounted for more than 10% of our net revenue for the fiscal quarter ended August 2, 2020. Net revenue from this customer was included in our semiconductor solutions segment.

11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of August 1, 2021 that materially changed from the end of fiscal year 2020:

Fiscal Year:	Debt Principal, Interest and Fees	Purchase Commitments	Other Contractual Commitments

	(In millions)
2021 (remainder)	$558	$1,305	$54
2022	1,819	78	239
2023	1,950	58	226
2024	3,084	—	162
2025	3,276	—	74
Thereafter	46,048	—	248
Total	$56,735	$1,441	$1,003
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at August 1, 2021, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,282 million of unrecognized tax benefits and accrued interest classified within other long-term liabilities on our condensed consolidated balance sheet as of August 1, 2021 have been excluded from the table above.
Standby Letters of Credit
As of August 1, 2021 and November 1, 2020, we had standby letters of credit of $52 million and $65 million, respectively. Standby letters of credit are financial guarantees provided by third parties for leases, customs, taxes and certain self-insured risks. If the guarantees are called, we must reimburse the provider of the guarantees.
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
Lawsuits Relating to California Institute of Technology
California Institute of Technology ("Caltech") filed a complaint against Broadcom and Apple Inc. on May 26, 2016 in the United States District Court for the Central District of California (the “U.S. Central District Court”), and an amended complaint adding Cypress Semiconductor Corporation as a defendant on August 15, 2016. The amended complaint alleged that chips that support certain error correction codes as specified in IEEE Standards 802.11n and 802.11ac willfully infringed four patents related to error correction coding: U.S. Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833 (“’833 patent”). Prior to trial, Caltech dismissed its claims against Cypress and withdrew its infringement allegations as to ‘833 patent. The complaint sought a preliminary and permanent injunction, damages, pre- and post-judgment interest, as well as attorneys’ fees, costs, and expenses. The trial was held in January 2020, and on January 29, 2020, the jury issued its verdict finding infringement and awarding Caltech past damages of $270.2 million from Broadcom and $837.8 million from Apple, for which Apple is seeking indemnification from Broadcom. On August 3, 2020, the U.S. Central District Court issued its judgment, awarding Caltech past damages in the amounts awarded by the jury, as well as pre- and post-judgment interest. Additionally, the U.S. Central District Court awarded Caltech an unspecified amount of ongoing royalties to be determined after the anticipated appeals process is resolved. Neither the jury nor the U.S. Central District Court found willful infringement, which if it had, could have resulted in enhanced damages up to three times the amount awarded. Broadcom and Apple have appealed to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit Court”) and oral arguments were heard on September 1, 2021. We are unable to predict the date on which the Federal Circuit Court will issue its decision.
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
12. Restructuring Charges
The following is a summary of significant restructuring expense recognized primarily in operating expenses:
•During fiscal year 2021, we initiated cost reduction activities associated with plans to align our workforce with strategic business activities and to improve efficiencies in our operations. As a result, we recognized $25 million and $123 million of restructuring expense primarily related to employee termination costs during the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively.

•We recognized $64 million and $173 million of restructuring expense primarily related to employee termination costs during the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively. The restructuring expense during the fiscal quarter ended August 2, 2020 was primarily related to cost reduction activities associated with the Symantec Asset Purchase. The restructuring expense during the three fiscal quarters ended August 2, 2020 was related to cost reduction activities related to the Symantec Asset Purchase of $151 million and cost reduction activities related to our acquisition of CA, Inc. of $22 million.
The following table summarizes the significant activities within, and components of, the restructuring liabilities during the three fiscal quarters ended August 1, 2021:

	Employee Termination Costs	Other Exit Costs	Total

	(In millions)
Balance as of November 1, 2020	$34	$—	$34
Restructuring charges	89	10	99
Utilization	(117)	(10)	(127)
Balance as of August 1, 2021 (a)	$6	$—	$6
_________________________________
(a) We expect the majority of the employee termination costs balance to be paid within the next three months.
Restructuring, impairment and disposal charges in our condensed consolidated statement of operations for the three fiscal quarters ended August 1, 2021 included $24 million for the write-down of certain lease-related right-of-use assets and other lease-related charges. As of August 1, 2021, short-term and long-term lease liabilities included $69 million of liabilities related to restructuring activities.
13. Subsequent Events
Preferred Stock Cash Dividends Declared
On September 1, 2021, our Board of Directors declared a quarterly cash dividend of $20.00 per share on our Mandatory Convertible Preferred Stock, payable on September 30, 2021 to stockholders of record on September 15, 2021.
Common Stock Cash Dividends Declared
On September 1, 2021, our Board of Directors declared a quarterly cash dividend of $3.60 per share on our common stock, payable on September 30, 2021 to stockholders of record on September 22, 2021.

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
Quarterly Highlights
Highlights during the fiscal quarter ended August 1, 2021 include the following:
•We generated $3,541 million of cash from operations.
•We paid $1,556 million in cash dividends.

COVID-19 Update
In response to the ongoing COVID-19 pandemic and the various resulting government directives, we have taken extensive measures to protect the health and safety of our employees and contractors at our facilities. We modified our workplace practices globally, which resulted in some of our employees working remotely for an extended period of time. While we have implemented a phased-in return of employees to many of our facilities, we may need to modify our business practices and policies. We continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.
The demand environment for our semiconductor products was consistent with our expectations for the third quarter of our fiscal year ending October 31, 2021 (“fiscal year 2021”), with continued demand for products and infrastructure to support a dramatic increase around the world in remote or tele-work and learning due to COVID-19. While we continue to see robust demand in this area, the macroeconomic environment remains uncertain and it may not be sustainable over the longer term. To date, the impact of COVID-19 on the demand environment for our software products has been limited. On the product supply side, we continue to experience various constraints in our supply chain due to the pandemic, including with respect to wafers and substrates. While supply lead times have stabilized, we continue to have difficulties in obtaining some necessary components and inputs in a timely manner to meet increased demand.
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
There were no significant changes in our critical accounting policies during the three fiscal quarters ended August 1, 2021 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2020 Annual Report on Form 10-K.
Results of Operations
Fiscal Quarter and Three Fiscal Quarters Ended August 1, 2021 Compared to Fiscal Quarter and Three Fiscal Quarters Ended August 2, 2020

The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$5,064	$4,125	75%	71%
Subscriptions and services	1,714	1,696	25	29
Total net revenue	6,778	5,821	100	100
Cost of revenue:
Cost of products sold	1,572	1,383	23	24
Cost of subscriptions and services	157	154	2	3
Amortization of acquisition-related intangible assets	851	953	13	16
Restructuring charges	1	15	—	—
Total cost of revenue	2,581	2,505	38	43
Gross margin	4,197	3,316	62	57
Research and development	1,205	1,228	18	21
Selling, general and administrative	346	428	5	8
Amortization of acquisition-related intangible assets	494	600	8	10
Restructuring, impairment and disposal charges	26	52	—	1
Total operating expenses	2,071	2,308	31	40
Operating income	$2,126	$1,008	31%	17%

	Three Fiscal Quarters Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$15,128	$12,582	75%	72%
Subscriptions and services	4,915	4,839	25	28
Total net revenue	20,043	17,421	100	100
Cost of revenue:
Cost of products sold	4,792	4,290	24	25
Cost of subscriptions and services	450	475	2	3
Amortization of acquisition-related intangible assets	2,578	2,857	13	16
Restructuring charges	17	30	—	—
Total cost of revenue	7,837	7,652	39	44
Gross margin	12,206	9,769	61	56
Research and development	3,654	3,786	18	22
Selling, general and administrative	1,010	1,530	5	9
Amortization of acquisition-related intangible assets	1,482	1,802	7	10
Restructuring, impairment and disposal charges	122	163	1	1
Total operating expenses	6,268	7,281	31	42
Operating income	$5,938	$2,488	30%	14%

Net Revenue
Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Direct sales to WT Microelectronics, a distributor, accounted for 16% and 17% of our net revenue for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively, and 12% of our net revenue for the three fiscal quarters ended August 2, 2020. No customer accounted for more than 10% of our net revenue for the fiscal quarter ended August 2, 2020.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 35% of our net revenue for each of the fiscal quarter and three fiscal quarters ended August 1, 2021 and approximately 25% and 30% of our net revenue for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% of our net revenue for each of the fiscal quarter and three fiscal quarters ended August 1, 2021, and approximately 10% and 15% of our net revenue for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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
The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Net Revenue by Segment	August 1, 2021	August 2, 2020	$ Change	% Change	August 1, 2021	August 2, 2020	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$5,021	$4,219	$802	19%	$14,749	$12,437	$2,312	19%
Infrastructure software	1,757	1,602	155	10%	5,294	4,984	310	6%
Total net revenue	$6,778	$5,821	$957	16%	$20,043	$17,421	$2,622	15%

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
Net Revenue by Segment	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020

	(As a percentage of net revenue)
Semiconductor solutions	74%	72%	74%	71%
Infrastructure software	26	28	26	29
Total net revenue	100%	100%	100%	100%
Fiscal quarter ended August 1, 2021 compared to corresponding prior year period. Net revenue from our semiconductor solutions segment increased primarily due to higher demand for our wireless content in mobile handsets, as well as the delayed production ramp of a new mobile handset by a major customer, which resulted in lower shipments in the prior year fiscal period. Net revenue from our semiconductor solutions segment also increased due to higher demand for our networking products driven by service providers’ continued investments, as well as higher demand for our wireless connectivity products. Net revenue from our infrastructure software segment increased primarily due to higher demand for our FC SAN products and mainframe solutions.
Three fiscal quarters ended August 1, 2021 compared to corresponding prior year period. Net revenue from our semiconductor solutions segment increased primarily due to higher demand for our wireless content in mobile handsets, as well as the delayed production ramp of a new mobile handset by a major customer, which resulted in lower shipments in the prior year fiscal period. Net revenue from our semiconductor solutions segment also increased due to higher demand for our networking products driven by service providers’ continued investments, as well as higher demand for our wireless connectivity products, partially offset by lower demand for our server storage products. Net revenue from our infrastructure software segment increased primarily due to higher demand for our FC SAN products, mainframe and cyber security solutions.

Gross Margin
Gross margin was $4,197 million for the fiscal quarter ended August 1, 2021 compared to $3,316 million for the fiscal quarter ended August 2, 2020 and $12,206 million for the three fiscal quarters ended August 1, 2021 compared to $9,769 million for the three fiscal quarters ended August 2, 2020. As a percentage of net revenue, gross margin was 62% and 61% of net revenue for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively, and 57% and 56% of net revenue for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively.
The increases in gross margin were primarily due to lower amortization of acquisition-related intangible assets and favorable margin within our semiconductor solutions segment due to increased demand compared to the prior year fiscal periods.
Research and Development Expense
Research and development expense decreased $23 million, or 2%, and $132 million, or 3%, for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively, compared to the prior year fiscal periods. The decreases were primarily due to lower stock-based compensation expense reflecting the full vesting of certain equity awards and the effects of forfeitures, partially offset by higher variable employee compensation expense.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $82 million, or 19%, and $520 million, or 34%, for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively, compared to the prior year fiscal periods. The decreases were primarily due to higher acquisition-related costs incurred in the prior year fiscal periods as a result of our acquisition of the Symantec Corporation Enterprise Security business (the “Symantec Business”). The decreases were also due to lower compensation expense reflecting the full benefit of the completed Symantec Business integration. In addition, fiscal year 2020 included non-recurring litigation settlements.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $106 million and $320 million for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively, compared to the prior year fiscal periods. The decreases were primarily due to lower amortization of certain intangible assets from our acquisition of CA, Inc.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses decreased $26 million and $41 million for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively, compared to the prior year fiscal periods. The decreases were primarily due to higher employee termination costs in the prior year fiscal periods from cost reduction activities related to our acquisition of the Symantec Business.
Stock-Based Compensation Expense
Total stock-based compensation expense was $421 million and $1,290 million for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively, compared to $465 million and $1,527 million for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively. The decreases primarily reflect the full vesting of certain equity awards and the effect of forfeitures.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of August 1, 2021.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2021 (remainder)	$413
2022	1,279
2023	896
2024	522
2025	199
Thereafter	25
Total	$3,334

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
Segment Operating Results

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Operating Income by Segment	August 1, 2021	August 2, 2020	$ Change	% Change	August 1, 2021	August 2, 2020	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$2,720	$2,112	$608	29%	$7,828	$6,046	$1,782	29%
Infrastructure software	1,226	1,069	157	15%	3,700	3,250	450	14%
Unallocated expenses	(1,820)	(2,173)	353	(16)%	(5,590)	(6,808)	1,218	(18)%
Total operating income	$2,126	$1,008	$1,118	111%	$5,938	$2,488	$3,450	139%
Fiscal quarter ended August 1, 2021 compared to corresponding prior year period. Operating income from our semiconductor solutions segment increased primarily due to higher demand for our wireless content in mobile handsets, as well as the delayed production ramp of a new mobile handset by a major customer, which resulted in lower shipments in the prior year fiscal period. Operating income from our semiconductor solutions segment also increased due to higher demand for our networking and wireless connectivity products, as well as higher gross margin. Operating income from our infrastructure software segment increased primarily due to higher demand for our FC SAN products and mainframe solutions.
Three fiscal quarters ended August 1, 2021 compared to corresponding prior year period. Operating income from our semiconductor solutions segment increased primarily due to higher demand for our wireless content in mobile handsets, as well as the delayed production ramp of a new mobile handset by a major customer, which resulted in lower shipments in the prior year fiscal period. Operating income from our semiconductor solutions segment also increased due to higher demand for our networking and wireless connectivity products, as well as higher gross margin, partially offset by lower demand for our server storage products. Operating income from our infrastructure software segment increased primarily due to higher demand for our FC SAN products, mainframe and cyber security solutions.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring, impairment and disposal charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 16% and 18% for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively, compared to prior year fiscal periods. The decreases were primarily due to lower amortization of acquisition-related intangible assets, acquisition-related costs and stock-based compensation expense.
Non-Operating Income and Expenses
Interest expense. Interest expense was $415 million and $1,451 million for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively, and $464 million and $1,357 million for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively. The decrease for the fiscal quarter ended August 1, 2021 was primarily due to losses on extinguishment of debt related to refinancing activities incurred in the prior year fiscal period. The increase for the three fiscal quarters ended August 1, 2021 was primarily due to higher losses on extinguishment of debt related to refinancing activities and higher interest expense.
Other income, net. Other income, net, includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $109 million and $175 million for the three fiscal quarters ended August 1, 2021 and August 2, 2020, respectively. The decrease was primarily due to a $116 million non-recurring gain from the lapse of a tax indemnification arrangement included in the prior year fiscal period, offset in part by an increase in gains on investments in the current year fiscal period.
Benefit from income taxes. The benefit from income taxes was $150 million and $151 million for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively, and $96 million and $331 million for the fiscal quarter and three fiscal quarters ended August 2, 2020, respectively.

The benefit from income taxes for the fiscal quarter ended August 1, 2021 was primarily due to excess tax benefits from stock-based awards, the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements, and the jurisdictional mix of income and expense. The benefit from income taxes for the three fiscal quarters ended August 1, 2021 reflected excess tax benefits from stock-based awards and the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements, offset in part by higher taxes on income from continuing operations.
The benefit from income taxes for the fiscal quarter and three fiscal quarters ended August 2, 2020 was primarily due to the jurisdictional mix of income and expense, the remeasurement of certain foreign deferred tax assets and liabilities and excess tax benefits from stock-based awards.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of August 1, 2021 consisted of: (i) $11,105 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility (the “Revolving Facility”). In addition, we may also generate cash from the sale of assets and debt or equity financing from time to time.
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
Working Capital
Working capital increased to $9,135 million at August 1, 2021 from $5,524 million at November 1, 2020. The increase was primarily attributable to the following:
•Cash and cash equivalents increased to $11,105 million at August 1, 2021 from $7,618 million at November 1, 2020, primarily due to $10,223 million in net cash provided by operating activities and $9,904 million in proceeds from long-term borrowings. These increases were partially offset by $10,733 million of debt payments, $4,651 million of dividend payments, and $1,033 million of employee withholding tax payments related to net settled equity awards.
•Current portion of long-term debt decreased to $279 million at August 1, 2021 from $827 million at November 1, 2020 due to repayments of certain debt instruments.
•Other current assets increased to $1,137 million at August 1, 2021 from $977 million at November 1, 2020, primarily due to increases in prepaid taxes.

•Inventory increased to $1,160 million at August 1, 2021 from $1,003 million at November 1, 2020, primarily to support customer demand.
These increases in working capital were offset in part by the following:
•Other current liabilities increased to $4,361 million at August 1, 2021 from $3,831 million at November 1, 2020, primarily due to increases in contract liabilities and interest payable.
•Accounts payable increased to $968 million at August 1, 2021 from $836 million at November 1, 2020, primarily due to the timing of payments.
Working capital increased to $6,979 million at August 2, 2020 from $3,018 million at November 3, 2019. The increase was attributable to the following:
•Cash and cash equivalents increased to $8,857 million at August 2, 2020 from $5,055 million at November 3, 2019, primarily due to $27,802 million in proceeds from long-term borrowings and $8,713 million in net cash provided by operating activities. These increases were partially offset by $17,099 million of debt repayments, $10.7 billion of our acquisition of the Symantec Business (the “Symantec Asset Purchase”), and $4,139 million of dividend payments.
•Inventory increased to $1,081 million at August 2, 2020 from $874 million at November 3, 2019, primarily due to the timing of customer product ramps.
•Other current assets increased to $1,059 million at August 2, 2020 from $729 million at November 3, 2019, primarily due to increases in prepaid taxes and short-term investments.
•Current portion of long-term debt decreased to $822 million at August 2, 2020 from $2,787 million at November 3, 2019, primarily due to repayment of certain debt instruments, partially offset by certain debt instruments becoming due within the next twelve months.
These increases in working capital were offset in part by the following:
•Accounts receivable decreased to $2,684 million at August 2, 2020 from $3,259 million at November 3, 2019, primarily due to revenue linearity and $552 million of additional receivables sold through factoring arrangements.
•Accounts payable increased to $1,092 million at August 2, 2020 from $855 million at November 3, 2019, primarily due to the timing of vendor payments.
•Other current liabilities increased to $4,056 million at August 2, 2020 from $2,616 million at November 3, 2019, primarily due to increases in contract liabilities, interest payable, lease liabilities resulting from the adoption of the new lease standard, and higher taxes payable, partially offset by repayments of notional pooling liabilities.
Capital Returns

	Three Fiscal Quarters Ended
Cash Dividends Declared and Paid	August 1, 2021	August 2, 2020

	(In millions, except per share data)
Dividends per share to common stockholders	$10.80	$9.75
Dividends to common stockholders	$4,427	$3,915
Dividends per share to preferred stockholders	$60.00	$60.00
Dividends to preferred stockholders	$224	$224
During the three fiscal quarters ended August 1, 2021 and August 2, 2020, we paid approximately $1,033 million and $580 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 2 million shares of common stock from employees in connection with such net share settlements during each of the three fiscal quarters ended August 1, 2021 and August 2, 2020.

Cash Flows

	Three Fiscal Quarters Ended
	August 1, 2021	August 2, 2020

	(In millions)
Net cash provided by operating activities	$10,223	$8,713
Net cash used in investing activities	(295)	(11,009)
Net cash provided by (used in) financing activities	(6,441)	6,098
Net change in cash and cash equivalents	$3,487	$3,802
Operating Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $1,510 million increase in cash provided by operations during the three fiscal quarters ended August 1, 2021 compared to the prior year fiscal period was due to $3,111 million higher net income, offset by a $976 million decrease in amortization of intangible assets and stock-based compensation and other adjustments, as well as a $625 million decrease resulting from changes in operating assets and liabilities.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions and capital expenditures. The $10,714 million decrease in cash used in investing activities during the three fiscal quarters ended August 1, 2021 compared to the prior year fiscal period was primarily related to a $10,864 million decrease in cash paid for acquisitions.
Financing Activities
Cash flows from financing activities primarily consisted of proceeds and payments related to our long-term borrowings, dividend payments and employee withholding tax payments related to net settled equity awards. The $12,539 million change in cash related to financing activities during the three fiscal quarters ended August 1, 2021 compared to the prior year fiscal period was primarily due to an $11,532 million change in net borrowing activities, a $512 million increase in dividend payments and a $453 million increase in employee withholding tax payments related to net settled equity awards.
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

Summarized Balance Sheet Information	August 1, 2021	November 1, 2020

	(In millions)
ASSETS
Current assets:
Amount due from Non-Obligor Group	$1,228	$1,889
Other current assets	9,153	4,091
Total current assets	$10,381	$5,980
Long-term assets:
Amount due from Non-Obligor Group, long-term	$5,825	$8,220
Goodwill	1,380	1,360
Other long-term assets	1,530	1,318
Total long-term assets	$8,735	$10,898
LIABILITIES
Current liabilities:
Amount due to Non-Obligor Group	$7,726	$7,147
Current portion of long-term debt	255	807
Other current liabilities	587	601
Total current liabilities	$8,568	$8,555
Long-term liabilities:
Amount due to Non-Obligor Group, long-term	$484	$—
Long-term debt	39,658	39,311
Other long-term liabilities	2,658	2,477
Total long-term liabilities	$42,800	$41,788

Three Fiscal Quarters Ended
Summarized Statement of Operations Information	August 1, 2021

(In millions)
Intercompany revenue with Non-Obligor Group	$1,311
Intercompany gross margin	$1,186
Net loss (a)	$(983)
_________________________________
(a) In addition to intercompany gross margin, there were $691 million of intercompany transactions included in net loss.
Contractual Commitments
See Note 11. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements at August 1, 2021 as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.
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
Interest Rate Risk
As of August 1, 2021, we do not have any outstanding debt that is subject to floating interest rates.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of August 1, 2021. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of August 1, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the COVID-19 pandemic, resulting in some of our employees working remotely, this has not materially affected our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under Note 11. “Commitments and Contingencies” included in Part I, Item 1 of this Form 10-Q, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.
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
•Our business is subject to various governmental regulations and trade restrictions. Compliance with these regulations may cause us to incur significant expense and, if we fail to maintain compliance, we may be forced to cease manufacture and distribution of certain products or subjected to administrative proceedings and civil or criminal penalties.
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
•We may be involved in legal proceedings, including IP, securities litigation, and employee-related claims.
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
The global spread of COVID-19 and the efforts to control it have disrupted, and reduced the efficiency of, normal business activities in much of the world. The pandemic has resulted in authorities around the world implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, factory and office shutdowns and vaccine. These measures have impacted, and will likely continue to impact, our workforce and operations, and those of our customers, contract manufacturers (“CMs”), suppliers and logistics providers.
We have been, and expect to continue, experiencing some disruption to parts of our global semiconductor supply chain, including procuring necessary components and inputs, such as wafers and substrates, in a timely fashion, with suppliers increasing lead times or placing products on allocation and raising prices. In addition, our primary warehouse and a number of our key suppliers, particularly assembly and test service providers, are in Malaysia. While our Malaysia warehouse has remained fully operational, many of the facilities of our key suppliers and other service providers were shut down or operated at reduced capacity for extended periods. This resulted in significant logistical challenges and product delays, which could recur in the event of any future closures of, or periods of reduced operations at, our warehouse or the facilities of our suppliers and providers. Any similar disruption at our Fort Collins, Colorado manufacturing facility would severely impact our ability to manufacture our film bulk acoustic resonator (“FBAR”) products and adversely affect our wireless business. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and components to our facilities, transfers of our products to our key suppliers and, in some cases, our ability to timely ship our products to customers. As a result of these supply chain disruptions, we have increased customer order lead times and placed some products on allocation. We are also largely building semiconductor products to order as demand continues to outpace supply. This may limit our ability to fulfill orders and we may be unable to satisfy all of the demand for our products, which may adversely affect our relationships with our customers.

In response to governmental directives and recommended safety measures, we modified our workplace practices globally, which has resulted in many of our employees working remotely for extended periods of time. Working remotely for extended periods may reduce our employees’ efficiency and productivity, which may cause product development delays, hamper new product innovation and have other unforeseen adverse effects on our business. While we have implemented a phased-in return of employees to some of our facilities, we may need to modify our business practices and policies in a manner that may adversely impact our business, especially if the spread of COVID-19 (including any variants) worsen significantly. In addition, if a significant number of our employees, or employees and third parties performing key functions, including our CEO and members of our board of directors, become ill, our business may be further adversely impacted. While we have implemented personal safety measures at all of our facilities where our employees are working onsite, existing and new precautionary measures could negatively impact our operations. In addition, any actions we take may not be sufficient to mitigate the risk of infection and could result in a significant number of COVID-19-related claims. Changes to state workers’ compensation laws, such as those in California, may increase our potential liability for such claims.
While we continue to see robust demand in our semiconductor solutions segment and enhanced profitability driven by the supply imbalance, and have seen little impact to our software business from the COVID-19 pandemic, the environment remains uncertain with limited visibility and it may not be sustainable over the longer term. The degree to which the pandemic ultimately impacts our business and results of operations will depend on future developments beyond our control, including the extent of actions to contain the virus (including any variants), availability and efficacy of the vaccines or other treatments, public acceptance of the vaccines (including boosters), and how quickly and to what extent normal economic and operating conditions can resume.
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of end customers, original equipment manufacturer (“OEMs”), their respective CMs, and certain distributors for a majority of our business, revenue and results of operations. For the three fiscal quarters ended August 1, 2021, sales to distributors accounted for 53% of our net revenue. We believe aggregate sales, through all channels, to Apple and our top five end customers, accounted for approximately 20% and approximately 35% of our net revenue for the three fiscal quarters ended August 1, 2021, respectively. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
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
We depend on our CMs to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. We do not generally have long-term capacity commitments with our CMs and substantially all of our manufacturing services are on a purchase order basis with no obligation to provide us with any specified minimum quantities of product. Further, from time to time, our CMs will cease to, or will become unable to, manufacture a component for us. As the lead time needed to identify, qualify and establish reliable production at acceptable yields, with a new CM is typically lengthy, there is often no readily available alternative source and there may be other constraints on our ability to change CMs. In addition, qualifying such CMs is often expensive, and they may not produce products as cost-effectively as our current suppliers. In any such circumstances, we may be unable to meet our customer demand and may fail to meet our contractual obligations. This could result in litigation for alleged failure to meet our obligations and the payment of significant damages by us to our customers, and our net revenue could decline, adversely affecting our business, financial condition and results of operations.
We utilize Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) to produce the substantial majority of our semiconductor wafers. TSMC manufactured approximately 88% of the wafers manufactured by our CMs during the three fiscal quarters ended August 1, 2021. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice, or raise their prices to us, all of which could result in loss of revenue opportunities, damage our relationships with our customers, and harm our results of operations and gross margin.
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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide (“InP”) wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our materials, components and finished goods used in our products from a few materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. During the three fiscal quarters ended August 1, 2021, we purchased approximately two-thirds of the materials for our manufacturing processes from five materials providers. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints or other factors and could lead to interruption of supply or increased demand in the industry. For example, due to the COVID-19 pandemic, we have experienced some supply constraints, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. In the event that we cannot timely obtain sufficient quantities of materials or at reasonable prices, the quality of the material deteriorates or we are not able to pass on higher materials or energy costs to our customers, our business, financial condition and results of operations could be adversely impacted and such events could result in loss of revenue opportunities and impact our relationships with our customers.
Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to cease the manufacture and distribution of certain products, and we could be subject to administrative proceedings and civil or criminal penalties.
Our business is subject to various domestic and international laws and other legal requirements, including anti-competition and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders. These laws, regulations and orders are complex, may change frequently and with limited notice, have generally and may continue to become more stringent and have intensified over time. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. The U.S. government may also add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries, which have had and will continue to have an adverse affect on our ability to sell our products and our revenue. For example, Huawei, one of our customers, is subject to certain U.S. export restrictions, which has required us to suspend sales to Huawei until we obtain licenses from the U.S. Department of Commerce. We may be unable to obtain or maintain the necessary licenses to allow us to export products to them. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with China, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products, and adversely affect our business and results of operations.

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
Our products and operations are also subject to the rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies, such as the U.S. Federal Trade Commission (“FTC”). From time to time, we may also be involved or required to participate in regulatory investigations or inquiries, such as the ongoing investigations by the FTC and the Korean Fair Trade Commission into certain of our contracting and business practices, which may evolve into legal or other administrative proceedings. Growing public concern over concentration of economic power in corporations is likely to result in increased anti-competition legislation, regulation, administrative rule making, and enforcement activity. Involvement in regulatory investigations or inquiries, can be costly, lengthy, complex and time consuming, diverting the attention and energies of our management and technical personnel.
If any pending or future governmental investigations result in an unfavorable resolution, we could be required to cease the manufacture and sale of the subject products or technology, pay fines or disgorge profits or other payments, and/or cease certain conduct and/or modify our contracting or business practices, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, we may be obligated to indemnify our current or former directors or employees, or former directors or employees of companies that we have acquired, in connection with regulatory investigations. These liabilities could be substantial and may include, among other things, the cost of government, law enforcement or regulatory investigations and civil or criminal fines and penalties.
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
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of August 1, 2021, approximately 48% of our employees were located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 53% of our net revenue in the three fiscal quarters ended August 1, 2021 and are subject to a number of risks, including:
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
We may be involved in legal proceedings, including IP, securities litigation, and employee-related claims, which could, among other things, divert efforts of management and result in significant expense and loss of our IP rights.
We are often involved in legal proceedings, including cases involving our IP rights and those of others, commercial matters, acquisition-related suits, securities class action suits, employee-related claims and other actions. Litigation or settlement of such actions, regardless of their merit, can be costly, lengthy, complex and time consuming, diverting the attention and energies of our management and technical personnel.
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
In addition, we may be obligated to indemnify our current or former directors or employees, or former directors or employees of companies that we have acquired, in connection with such litigation. These liabilities could be substantial and may include, among other things, the cost of defending lawsuits against these individuals, as well as stockholder derivative suits; civil or criminal fines and penalties; legal and other expenses; and expenses associated with the remedial measure, if any, which may be imposed.
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
During the COVID-19 pandemic, we have moved largely to a build to order model and have extended customer lead times substantially in light of supply chain challenges. More typically, however, to ensure the availability of our semiconductor products we start manufacturing based on customer forecasts, which are not binding. As a result, we incur inventory and manufacturing costs in advance of anticipated sales that may be substantially lower than expected. If actual demand for our products is lower than forecast, we may also experience higher inventory carrying and operating costs and product obsolescence. Because certain of our sales, research and development, and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may also decrease our gross margin and operating income.
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
A prolonged disruption at or shut-down of one or more of our manufacturing facilities or warehouses, especially our Colorado, Singapore, Malaysia and Pennsylvania facilities, or those of our CMs or suppliers, due to natural- or man-made disasters or other events outside of our control, such as equipment malfunction or widespread outbreaks of acute illness, including COVID-19, or for any other reason, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. Any such event would likely disrupt our operations, delay production, shipments and revenue, result in us being unable to timely satisfy customer demand, expose us to claims by our customers, result in significant expense to repair or replace our affected facilities, and, in some instances, could significantly curtail our research and development efforts in a particular product area or target market. As a result, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could materially and adversely affect our business. Although we purchase insurance to mitigate certain losses, such insurance often carries a high deductible amount and any uninsured losses could negatively affect our operating results. In addition, even if we were able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
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
In addition, current and future government restrictions imposed as a result of the COVID-19 pandemic that limit our manufacturing capabilities could severely impact our ability to manufacture our proprietary products, adversely affecting our wireless business.
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
Our security systems are designed to protect and secure our facilities and our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party cloud-based and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, out of necessity, dependent on the security systems of these providers. In addition, all software, including the security technologies produced by us have had occasionally in the past, and may have in the future, vulnerabilities that, if left unmanaged, could reduce the overall level of security.
Accidental or willful security breaches or other unauthorized access of our facilities, our information systems or the systems of our service providers, or the existence of computer viruses or malware (such as ransomware) in our or their data or software could expose us to a risk of information loss, business disruption, and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees. We have, from time to time, been subject to or there have been attempts of unauthorized network intrusions and malware on our own IT networks. As a result of the COVID-19 pandemic, remote access to our networks and systems has increased substantially. While we have taken steps to secure our networks and systems, we may be more vulnerable to a successful cyber-attack or information security incident when our workforce works remotely.
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
Any theft, accidental loss or misuse of confidential, personally identifiable or proprietary information could disrupt our business and result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations (such as the General Data Protection Regulation), any of which could have a material adverse effect on our business, profitability and financial condition. Interruptions in our operations and services or disruptions to the functionality provided by our software could adversely impact our revenues or cause customers to cease doing business with us. In addition, our business would be harmed if any of the events of this nature caused our customers and potential customers to believe our services are unreliable. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Since the techniques used to obtain unauthorized access to systems or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
As of August 1, 2021, the aggregate indebtedness under our senior notes was $41,499 million. We expect to maintain significant levels of indebtedness going forward.
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
As of June 30, 2021, we believe 10 of our 20 largest holders of common stock were active institutional investors who held approximately 31% of our outstanding shares of common stock in the aggregate, with Capital World Investors being our largest stockholder with approximately 10% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
Issuer Purchases of Equity Securities
During the fiscal quarter ended August 1, 2021, we paid approximately $347 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld less than 1 million shares of common stock from employees in connection with such net share settlement at an average price of $469.44 per share. These shares may be deemed to be “issuer purchases” of shares.
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
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
10.1+	Policy on Acceleration of Executive Staff Equity Awards in the Event of Permanent Disability.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	June 3, 2021
10.2+	Policy on Acceleration of Equity Awards in the Event of Death.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	June 3, 2021
31.1	Certification of Chief Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Chief Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Chief Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Chief Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X
101.SCH	XBRL Schema Document			X
101.CAL	XBRL Calculation Linkbase Document			X
101.DEF	XBRL Definition Linkbase Document			X
101.LAB	XBRL Labels Linkbase Document			X
101.PRE	XBRL Presentation Linkbase Document			X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Kirsten M. Spears
Kirsten M. Spears
Chief Financial Officer
Date: September 9, 2021