Form 10-K
period 2021-10-31
Broadcom Inc.
filed 2021-12-17
CIK 1730168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 30, 2021, based upon the closing sale price of such shares on The Nasdaq Global Select Market on such date was approximately $182.8 billion.
As of November 26, 2021, there were 412,873,968 shares of our common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROADCOM INC.
2021 ANNUAL REPORT ON FORM 10-K

PART I
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 1: “Business,” Item 1A: “Risk Factors,” Item 3: “Legal Proceedings” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. These statements are indicated by words or phrases such as “anticipate,” “expect,” “estimate,” “seek,” “plan,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies, and objectives of management for future operations; statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, or enforceability of our intellectual property rights; any backlog; and the effects of seasonality on our business. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Material factors that could cause actual results to differ materially from our expectations are summarized and disclosed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our,” and “us” mean Broadcom Inc. and its consolidated subsidiaries. Our fiscal year ends on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. We refer to our fiscal years by the calendar year in which they end. For example, the fiscal year ended October 31, 2021 was a 52-week year.

ITEM 1.BUSINESS
Overview
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. Our over 50-year history of innovation dates back to our diverse origins from Hewlett-Packard Company, AT&T, LSI Corporation, Broadcom Corporation, Brocade Communications Systems LLC (“Brocade”), CA, Inc. and Symantec Enterprise Security. Over the years, we have assembled a large team of semiconductor and software design engineers around the world. We maintain design, product and software development engineering resources at locations in the U.S., Asia, Europe and Israel, providing us with engineering expertise worldwide. We strategically focus our research and development resources to address niche opportunities in our target markets and leverage our extensive portfolio of U.S. and other patents, and other intellectual property (“IP”) to integrate multiple technologies and create system-on-chip (“SoC”) component and software solutions that target growth opportunities. We design products and software that deliver high-performance and provide mission critical functionality.
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
Our infrastructure software solutions enable customers to plan, develop, automate, manage, and secure applications across mainframe, distributed, mobile, and cloud platforms. Many of the largest companies in the world, including most of the Fortune 500, and many government agencies rely on our software solutions to help manage and secure their on-premise and hybrid cloud environments. Our portfolio of industry-leading infrastructure and security software is designed to modernize, optimize, and secure the most complex hybrid environments, enabling scalability, agility, automation, insights, resiliency and security. We also offer mission critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products.
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
Our product portfolio ranges from discrete devices to complex sub-systems that include multiple device types and may also incorporate firmware for interfacing between analog and digital systems. In some cases, our products include mechanical hardware that interfaces with optoelectronic or capacitive sensors. We focus on markets that require high quality and the technology leadership and integrated performance characteristic of our products. The table below presents our material semiconductor product families and their major end markets and applications during fiscal year 2021.

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
• Embedded processors and controllers
• Serializer/Deserializer (“SerDes”), application specific integrated circuits (“ASICs”)
• Optical and copper, physical layer (“PHYs”)
• Fiber optic transmitter and receiver components
Wireless	• Mobile Handsets	• RF front end modules (“FEMs”), filters, power amplifiers
• Wi-Fi, Bluetooth, global positioning system/global navigation satellite system (“GPS/GNSS”) SoCs
• Custom touch controllers
Storage	• Servers and Storage Systems	• Serial attached small computer system interface (“SAS”) and redundant array of independent disks (“RAID”) controllers and adapters
• Peripheral component interconnect express (“PCIe”) switches
• Fibre channel host bus adapters (“HBA”)
	• Hard Disk Drives (“HDD”); Solid-State Drives (“SSD”)	• Read channel based SoCs; Custom flash controllers
• Preamplifiers
Industrial	• Power isolation, conversion and protection	• Optocouplers
	• Factory automation, in-car infotainment and renewable energy systems	• Industrial fiber optics
	• Motor Controls and Factory Automation, In-car Infotainment Automation	• Motion control encoders and subsystems
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
Broadband Access Solutions: We offer complete SoC platform solutions for DSL, cable, PON and WLAN for both CPE and CO deployments. Our CPE devices are used in broadband modems, residential gateways and Wi-Fi access points and routers. Our CO devices, including DSL Access Multiplexer, cable modem termination systems and PON optical line termination medium access controller, are empowering modern operator broadband infrastructure. Our products enable global service providers to continue to deploy next generation broadband access technologies across multiple standards, including DOCSIS, G.Fast, data over cable service interface specification, PON and Wi-Fi to provide more bandwidth and faster speeds to consumers.
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
Industrial End Markets: We also provide a broad variety of products for the general industrial and automotive markets. We offer optocouplers, which provide electrical insulation and signal isolation for signaling systems that are susceptible to electrical noise or interference. Optocouplers are used in a diverse set of applications, including industrial motors, automotive systems including those used in hybrid engines, power generation and distribution systems, switching power supplies, motion sensors, telecommunications equipment, computers and office equipment, plasma displays, and military electronics. We also provide industrial fiber optics, Ethernet, motion encoders and LED products.
Infrastructure Software
Our mainframe software provides market-leading DevOps, AIOps, Security and Data Management Systems solutions. We help enterprises embrace open tools and technologies, integrate their mainframe into their cloud infrastructures, and increase the value of their mainframe investments. By partnering with our customers and providing creative value-added programs, we help customers overcome challenges related to skills development, technical education, strategy and planning, and the need for cloud-like pricing flexibility to support their overall business success with the platform.
Our distributed software solutions enable global enterprises to optimize the planning, development and delivery of software, powering their business critical digital services. Our solutions are designed to enable customers to innovate, improve customer experience, and drive profitability by aligning business, development, and operational teams. Our products, organized in the domains of ValueOps, DevOps, and AIOps, deliver end-to-end visibility across all stages of the digital lifecycle and help our customers realize better business outcomes and better experiences for their customers.
Our Symantec cyber security software solutions help organizations and governments secure against threats and compliance risks by protecting their users and data on any app, device, or network. Our integrated cyber defense approach simplifies cyber security with comprehensive solutions designed to secure critical business assets across on-premises and cloud infrastructures. Our Symantec solutions utilize rich threat intelligence from a global network of security engineers, threat analyst and researchers, as well as advanced AI and machine-learning engines, enabling customers to protect data, connect authorized users with trusted applications, and detect and respond to the most advanced targeted attacks.
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

The table below presents our software portfolios and their material offerings during fiscal year 2021.

Software Portfolio	Portfolio Description	Major Portfolio Offerings
Mainframe Software	• Solutions for DevOps, AIOps, Security and Database Management Systems	• Operational Analytics & management
• Automation
• Database & Database Management
• Application Development & Testing
• Identity & Access Management
• Compliance & Data Protection
• Security Insights
Distributed Software	• Solutions that optimize the planning, development and delivery of business critical services	• ValueOps
• DevOps
• AIOps
Symantec Cyber Security	• Comprehensive threat protection and compliance solutions that secure against threats and compliance risks by protecting users and data on any app, device, or network	• Endpoint Security
• Network Security
• Information Security
• Identity Security
FC SAN Management	• Solutions that transforms current storage networks with autonomous SAN capabilities	• Fibre Channel switch
Payment Authentication	• Software designed to reduce Card Not Present	• Payment Security Suite
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
Application Development & Testing: These solutions enable customers to accelerate software delivery while increasing code quality through the use of our agile processes and tools, and DevOps solutions. Our open-first strategy helps customers modernize their mainframe environment through the use of open source and open application programming technologies across people, process, tooling and applications, resulting in greater synergy and alignment with their corporate information technology (“IT”).
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
ValueOps: This solution delivers value stream management capabilities that enable customers to schedule, track, and manage work throughout its lifecycle from investment planning to execution. It aligns business and development teams across the enterprise, increasing transparency, reducing inefficiencies, and improving time to value.
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
AIOps: This solution combines application, infrastructure and network monitoring and correlation with intelligent remediation capabilities to help customers create more resilient production environments and improve customer experience.

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
Information Security: Information protection and compliance is critical to managing risk. We offer integrated information security solutions, based on an efficient, single-policy that can be applied across the entire environment, to help organizations identify and protect risky users, applications and their most sensitive data everywhere across endpoints, on-premises networks, cloud services and private applications.
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
Customers, Sales and Distribution
We sell our products through our direct sales force and a select network of distributors and channel partners globally. Distributors and OEMs, or their contract manufacturers, typically account for the substantial majority of our semiconductor sales. A relatively small number of customers account for a significant portion of our net revenue. Sales to distributors accounted for 53% and 42% of our net revenue for fiscal years 2021 and 2020, respectively. We believe aggregate sales to our top five end customers, through all channels, accounted for more than 35% and 30% of our net revenue for each of our fiscal years 2021 and 2020, respectively. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% and 15% of our net revenue for fiscal years 2021 and 2020, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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
Our software customers are in most major industries worldwide, including banks, insurance companies, other financial services providers, government agencies, global IT service providers, telecommunication providers, transportation companies, manufacturers, technology companies, retailers, educational organizations and health care institutions. Our customers generally consist of large enterprises that have computing environments from multiple vendors and are highly complex. We remain focused on strengthening relationships and increasing penetration within our existing core, mainframe-centric, and Symantec endpoint customers and expanding the adoption of our enterprise software offerings with these customers. We believe our enterprise-wide license model will continue to offer our customers reduced complexity, more flexibility and an easier renewal process that will help drive revenue growth.
Manufacturing Operations
We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we outsource a majority of our manufacturing operations, utilizing third-party foundry and assembly and test capabilities, as well as some of our corporate infrastructure functions. The majority of our front-end wafer manufacturing operations is outsourced to external foundries, including Taiwan Semiconductor Manufacturing Company Limited (“TSMC”). We use third-party contract manufacturers for a significant majority of our assembly and test operations, including Advanced Semiconductor Engineering, Inc., Foxconn Technology Group, Amkor Technology, Inc. and Siliconware Precision Industries Co., Ltd. We use our internal fabrication facilities for products utilizing our innovative and proprietary processes, such as our FBAR filters for wireless communications and our vertical-cavity surface emitting laser and side emitting lasers-based on GaAs and InP lasers for fiber optic communications, while outsourcing commodity processes such as standard CMOS. By doing so, we can protect our IP and accelerate time to market for our products. The majority of our internal III-V semiconductor wafer fabrication is done in the U.S. and Singapore.
We also have a long history of operating in Asia where we manufacture and source the majority of our products and materials. We store the majority of our product inventory in our warehouse in Malaysia and our presence in Asia places us in close proximity to many of our customers’ manufacturing facilities.
Manufacturing Materials and Suppliers
Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials. We purchase materials from hundreds of suppliers on a global basis. These purchases are generally on a purchase order basis and some parts are not readily available from alternate suppliers due to their unique design or the length of time and cost necessary for re-design or qualification. To address the potential disruption in our supply chain, we may use a number of techniques, including redesigning products for alternative components, making incremental or “lifetime” purchases, or qualifying more than one source of supply. Our long-term relationships with our suppliers allow us to proactively manage our technology development and product discontinuance plans, and to monitor our suppliers' financial health. Some suppliers may, nonetheless, extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique or highly specialized components, we may not be able to find a substitute quickly, or at all.
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
In the semiconductor market, we compete with integrated device manufacturers, fabless semiconductor companies, as well as the internal resources of large, integrated OEMs. Our primary competitors are Amlogic Inc., Analog Devices, Inc., Advanced Micro Devices, Inc., Cisco Systems, Inc., Cree, Inc., GlobalFoundries, Hamamatsu Photonics K.K., Heidenhain Corporation, HiSilicon Technologies Co. Ltd., iC-Haus Gmbh, Intel Corp., Lumentum Holdings Inc., MACOM Technology Solutions Holdings, Inc., MaxLinear, Inc., Marvell Technology Inc., Mediatek Inc., NVIDIA Corporation, Microchip Technology Incorporated, Mitsubishi Electric Corporation, Murata Manufacturing Co., Ltd., NXP Semiconductors N.V., ON Semiconductor Corporation, OSRAM, Qorvo, Inc., Qualcomm Inc., Realtek Semiconductor Corp., Renesas Electronics Corporation, Skyworks Solutions, Inc., ST Microelectronics N.V., Sumitomo Corporation, Synaptics Incorporated, TDK-EPC Corporation, Toshiba Corporation, Texas Instruments, Inc. and II-VI Incorporated. We compete based on the strength and expertise of our high speed proprietary design expertise, FBAR technology, amplifier design, module integration, proprietary materials processes, multiple storage protocols and mixed-signal design, our broad product portfolio, support of key industry standards, reputation for quality products, and our customer relationships.
In the infrastructure software market, we compete with large enterprise software vendors who continue to expand their product and service offerings and consolidate offerings into broad product lines, and smaller, niche players focused on specific markets. Our primary competitors are Atlassian Corporation, Plc, BMC Software Inc., BeyondTrust Corporation, Cisco Systems, Inc., CrowdStrike Holdings, Inc., CyberArk Software, Ltd., International Business Machines Corporation, Micro Focus International Plc, Microsoft Corporation, New Relic, Inc., Oracle Corporation, Proofpoint, Inc., Rocket Software, Inc., SailPoint, Inc., Salesforce.com, Inc., ServiceNow, Inc., SolarWinds, Inc., Splunk, Inc. and Zscaler, Inc. We compete based on our breadth of portfolio of enterprise management tools, breadth and synergy of offerings, our platform and hardware independence, our global reach, and our deep customer relationships and industry experience.
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
As of October 31, 2021, we had 19,170 U.S. and other patents and 511 U.S. and other pending patent applications. The expiration dates of our patents range from 2020 to 2039, with a small number of patents expiring in the near future, none of which are expected to be material to our IP portfolio. We are not substantially dependent on any single patent or group of related patents.
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
The industries in which we compete are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights, including by patent holding companies that do not make or sell products. Some of our customer agreements require us to indemnify our customers for third-party IP infringement claims arising from our products. Claims of this sort could harm our relationships with our customers and might deter future customers from doing business with us. With respect to any IP rights claims against us or our customers or distributors, we may be required to defend ourselves or our customers or distributors in litigation, cease manufacture the infringing products, pay damages, expend resources to develop non-infringing technology, seek a license which may not be available on commercially reasonable terms or at all, or relinquish patents or other IP rights.
With respect to our infrastructure software, the proprietary portions of our source code for our products are protected both as a trade secret and as copyrighted works. Except with respect to software components that are subject to open source licenses, our customers do not generally have access to the source code for our products. Rather, on-premise customers typically access only the executable code for our products, and SaaS customers access only the functionality of our SaaS offerings. Under certain contingent circumstances, some of our customers are beneficiaries of a source code escrow arrangement that would enables them to obtain a limited right to access and use our source code if specific conditions are met.
Employees
Our success depends on our continued ability to attract, motivate and retain our workforce. As the source of our technological and product innovations, our engineering and technical personnel are a significant asset. Competition for these and other talented employees is significant in many locations where we operate, such as Silicon Valley and Southeast Asia.
We measure our employees’ engagement by our voluntary attrition rate and employee feedback. Our global voluntary attrition rate in fiscal year 2021 was approximately 7%, below the technology industry benchmark (AON, 2021 Salary Increase and Turnover Study — Second Edition, September 2021).
We also track the portion of our workforce in research and development roles. As of October 31, 2021, we had approximately 20,000 employees worldwide, with approximately 63% in research and development roles. By geography, approximately 54% of our employees are located in North America, 35% in Asia, and 11% in Europe, the Middle East and Africa.
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
We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements, including legislation enacted in the U.S., European Union and China, among a growing number of jurisdictions, which have placed greater restrictions on the use of lead, among other substances, in electronic products, which affects materials composition and semiconductor packaging. In addition, our business is subject to various import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders, and rules of industrial standards bodies, like the International Standards Organization, as well as regulation by other agencies, such as the U.S. Federal Trade Commission (“FTC”). These laws, regulations and orders are complex, may change frequently and with limited notice, have generally and may continue to become more stringent over time. We may incur significant expenditures in future periods as a result.
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
Other Information
Our website is www.broadcom.com. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) with the Securities and Exchange Commission (the “SEC”), as well as proxy statements filed by Broadcom, free of charge at the “Investor Center - SEC Filings” section of our website at www.broadcom.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Such periodic reports, proxy statements and other information are also available at the SEC’s website at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on or accessible through our website.

Information About Our Executive Officers
The following table provides information regarding our executive officers as of December 17, 2021:

Name and Title	Age	Position and Offices
Hock E. Tan	70	President, Chief Executive Officer and Director
Kirsten M. Spears	57	Chief Financial Officer and Chief Accounting Officer
Mark D. Brazeal	53	Chief Legal and Corporate Affairs Officer
Charlie B. Kawwas, Ph.D.	51	Chief Operating Officer
Thomas H. Krause, Jr.	44	President, Broadcom Software Group
Hock E. Tan has served as our President and Chief Executive Officer since March 2006. He was President and Chief Executive Officer at Integrated Circuit Systems, Inc., a publicly traded timing solutions IC company, from 1999 until its acquisition by Integrated Device Technology, Inc. in 2005, Chief Operating Officer from 1996 to 1999 and Senior Vice President and Chief Financial Officer from 1995 to 1999. He was Vice President of Finance at Commodore International, Ltd. from 1992 to 1994, and held senior management positions at PepsiCo, Inc. and General Motors Corporation. He was also managing director of Pacven Investment, Ltd., a venture capital fund in Singapore, from 1988 to 1992, and was managing director of Hume Industries Ltd. in Malaysia from 1983 to 1988.
Kirsten M. Spears has served as our Chief Financial Officer and Chief Accounting Officer since December 2020. She served as our Principal Accounting Officer from March 2016 to December 2020 and Vice President and Corporate Controller from May 2014 to December 2020. She was Vice President and Corporate Controller at LSI Corporation from 2007 until its acquisition by us in 2014. She held several management positions in accounting and reporting at LSI from 1997 to 2007. She also worked for PriceWaterhouseCoopers prior to joining LSI.
Mark D. Brazeal has served as our Chief Legal and Corporate Affairs Officer since December 2021. He served as our Chief Legal Officer from March 2017 to December 2021. He was Chief Legal Officer and Senior Vice President, IP Licensing for SanDisk Corporation from 2014 until its acquisition by Western Digital Corporation in 2016. He held several senior legal positions at Broadcom Corporation from 2000 to 2014, most recently as the Senior Vice President and Senior Deputy General Counsel in charge of all commercial, operational, IP licensing and litigation matters. He was also an attorney in the transactional and IP groups at the law firms of Wilson Sonsini Goodrich & Rosati, Yuasa & Hara and Howrey & Simon prior to joining Broadcom Corporation.
Charlie B. Kawwas has served as our Chief Operating Officer since December 2020. He served as our Senior Vice President and Chief Sales Officer from June 2015 to December 2020 and Senior Vice President, Worldwide Sales from May 2014 to June 2015. He was head of worldwide sales at LSI Corporation from 2010 until its acquisition by us in 2014. He held several executive leadership positions at LSI from 2007 to 2010, including Vice President of Sales and Marketing for the networking division and Vice President of Marketing for the networking and storage products group. He was also the leader of Product Line Management for the Optical Ethernet and Multi-service Edge portfolio at Nortel Networks Corporation prior to joining LSI.
Thomas H. Krause, Jr. has served as our President, Broadcom Software Group since December 2020. He served as our Chief Financial Officer from October 2016 to December 2020, Vice President and acting Chief Financial Officer from March 2016 to October 2016 and Vice President of Corporate Development from January 2012 to March 2016. He founded a financial advisory firm where he represented public and private technology companies from 2010 to 2012. He was Vice President of Business Development at Techwell, Inc. from 2007 until its acquisition by Intersil Corporation in 2010. He also held several roles at Technology Crossover Ventures and Robertson Stephens prior to joining Techwell.

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
•We operate in the highly cyclical semiconductor industry.
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
•The amount and frequency of our stock repurchases may fluctuate.
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
The global spread of COVID-19 and the efforts to control it have disrupted, and reduced the efficiency of, normal business activities in much of the world. The pandemic has resulted in authorities around the world implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, factory and office shutdowns and vaccine mandates. These measures have impacted, and will likely continue to impact our workforce and operations, and those of our customers, contract manufacturers (“CMs”), suppliers and logistics providers.

We have been, and expect to continue, experiencing some disruption to parts of our global semiconductor supply chain, including procuring necessary components and inputs, such as wafers and substrates, in a timely fashion, with suppliers increasing lead times or placing products on allocation and raising prices. In addition, our primary warehouse and a number of our key suppliers, particularly assembly and test service providers, are in Malaysia. While our Malaysia warehouse has remained fully operational, many of the facilities of our key suppliers and other service providers were shut down or operated at reduced capacity for extended periods. This resulted in significant logistical challenges and product delays, which could recur in the event of any future closures of, or periods of reduced operations at, our warehouse or the facilities of our suppliers and providers. Any similar disruption at our Fort Collins, Colorado manufacturing facility would severely impact our ability to manufacture our FBAR products and adversely affect our wireless business. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and components to our facilities, transfers of our products to our key suppliers and, in some cases, our ability to timely ship our products to customers. As a result of these supply chain disruptions, we have increased customer order lead times and placed some products on allocation. We are also largely building semiconductor products to order as demand continues to outpace supply. This has limited and may continue to limit our ability to fulfill orders and satisfy all of the demand for our products, which may adversely affect our relationships with our customers.
In response to governmental directives and recommended safety measures, we modified our workplace practices globally, which has resulted in many of our employees working remotely for extended periods of time. Working remotely for extended periods may reduce our employees’ efficiency and productivity, which may cause product development delays, hamper new product innovation and have other unforeseen adverse effects on our business. In addition, if a significant number of our employees, or employees and third parties performing key functions, including our Chief Executive Officer and members of our board of directors, become ill, our business may be further adversely impacted. While we have implemented personal safety measures at all of our facilities where our employees are working onsite, we may need to modify our business practices and policies in a manner that may adversely impact our business, especially if the spread of COVID-19 (including any variants) worsen significantly, and existing and new precautionary measures could negatively impact our operations. In addition, any actions we take may not be sufficient to mitigate the risk of infection and could result in a significant number of COVID-19-related claims. Changes to state workers’ compensation laws, such as those in California, may increase our potential liability for such claims.
While we continue to see robust demand in our semiconductor solutions segment and record profitability driven by the supply imbalance, and have seen little impact to our software business from the COVID-19 pandemic, the macroeconomic environment remains uncertain and it may not be sustainable over the longer term. The degree to which the pandemic ultimately impacts our business and results of operations will depend on future developments beyond our control, including the extent of actions to contain the virus (including any variants), availability and efficacy of the vaccines or other treatments, public acceptance of the vaccines (including boosters), and how quickly and to what extent normal economic and operating conditions resume.
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of end customers, OEMs, their respective CMs, and certain distributors for a majority of our business, revenue and results of operations. For fiscal year 2021, sales to distributors accounted for 53% of our net revenue. We believe aggregate sales, through all channels, to Apple and our top five end customers, accounted for approximately 20% and more than 35% of our net revenue for fiscal year 2021, respectively. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
The terms and conditions under which we do business with most of our semiconductor customers generally do not include commitments to purchase any specific quantities of products. Even in those instances where we have an arrangement under which a customer agrees to source an agreed portion of its product needs from us (provided we meet our contractual obligations), the arrangement often includes pricing schedules or methodologies that apply regardless of the volume of products purchased, and those customers may not purchase the amount of product we expect. As a result, we may not generate the amount of revenue or achieve the level of profitability we expect under such arrangements. Moreover, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margin on certain products and, should we fail to perform under these arrangements, we could also be liable for significant monetary damages.
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
We depend on our CMs to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. We do not generally have long-term capacity commitments with our CMs and substantially all of our manufacturing services are on a purchase order basis with no minimum quantities. Further, our CMs may fail to timely develop new, advanced manufacturing processes, including transitions to smaller geometry process technologies or, from time to time, will cease to, or will become unable to, manufacture a component for us. As lead times to identify, qualify and establish reliable production at acceptable yields with a new CM is typically lengthy, there is often no readily available alternative source and there may be other constraints on our ability to change CMs. In addition, qualifying such CMs is often expensive, and they may not produce products as cost-effectively as our current suppliers.
TSMC, one of our CMs, manufactured approximately 89% of the wafers manufactured by our CMs during fiscal year 2021. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including certain of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.
If any of the foregoing circumstances occur, we may be unable to meet our customer demand, or to the same extent as our competitors, fail to meet our contractual obligations or forgo revenue opportunities. This has in the past damaged, and may in the future damage, our relationships with our customers. This could also result in litigation for alleged failure to meet our obligations, payment of significant damages, and our net revenue could decline, adversely affecting our business, financial condition, results of operations, and gross margin.
Further, any substantial disruption in the contract manufacturing services that we utilize, including TSMC’s supply of wafers to us, as a result of a natural disaster, climate change, water shortages, political unrest, military conflicts, geopolitical turmoil, trade tensions, government orders, medical epidemics, such as the COVID-19 pandemic, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.
We purchase a significant amount of the materials used in our products from a limited number of suppliers.
Our manufacturing processes and those of our CMs rely on many materials, including silicon, GaAs and InP wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. We purchase a significant portion of our materials, components and finished goods used in our products from a few materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. During fiscal year 2021, we purchased approximately two-thirds of our manufacturing materials from five materials providers. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints, inflation, or other factors, any of which could lead to interruption of supply or increased demand in the industry. For example, due to the COVID-19 pandemic, we have experienced some supply constraints and increases in prices, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. These supply constraints have had, and may continue to have, a negative impact on our customer relationships. Further, continued supply constraints for these or any other reasons could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to cease the manufacture and distribution of certain products, and we could be subject to administrative proceedings and civil or criminal penalties.
Our business is subject to various domestic and international laws and other legal requirements, including anti-competition and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders. These laws, regulations and orders are complex, may change frequently and with limited notice, have generally and may continue to become more stringent over time. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. The U.S. government may also add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries, which have had and will continue to have an adverse effect on our ability to sell our products and our revenue. For example, Huawei Technologies Co., Ltd., one of our customers, is subject to certain U.S. export restrictions, which has required us to suspend sales to Huawei until we obtain licenses from the U.S. Department of Commerce. We may be unable to obtain or maintain the necessary licenses to allow us to export products to them. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with China, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products, and adversely affect our business and results of operations.
Our products and operations are also subject to regulation by U.S. and non-U.S. regulatory agencies, such as the U.S. Federal Trade Commission (“FTC”). From time to time, we may also be involved or required to participate in regulatory investigations or inquiries, such as the ongoing investigation by the Korean Fair Trade Commission into certain of our contracting and business practices, which may evolve into legal or other administrative proceedings. Growing public concern over concentration of economic power in corporations is likely to result in increased anti-competition legislation, regulation, administrative rule making, and enforcement activity. Involvement in regulatory investigations or inquiries, can be costly, lengthy, complex and time consuming, diverting the attention and energies of our management and technical personnel.
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
A general slowdown in the global economy or in a particular region or industry, an increase in trade tensions with U.S. trading partners, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt. An escalation of trade tensions between the U.S. and China has resulted in trade restrictions and increased tariffs that harm our ability to participate in Chinese markets or compete effectively with Chinese companies. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, and possible decoupling of the U.S. and China economies, could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers and consumers to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to such restrictions or tariffs, (iii) lead to the insolvency or consolidation of key suppliers and customers, and (iv) intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.
We operate in the highly cyclical semiconductor industry.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, frequent new product introductions, short product life cycles (for semiconductors and for many of the end products in which they are used) and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. The industry has experienced a significant upturn due to the supply imbalance resulting in record profitability and increases in average selling prices, which may not be sustainable in the longer term.

Conversely, periods of industry downturns have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, our net revenue may decline and our financial condition and results of operations may suffer.
Global political and economic conditions and other factors related to our international operations could adversely affect our business, financial condition and results of operations.
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of October 31, 2021, approximately 48% of our employees were located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•changes in political, regulatory, legal or economic conditions or geopolitical turmoil, including terrorism, war or political or military coups, or civil disturbances or political instability foreign and domestic;
•restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments, data privacy regulations, imposition of climate change regulations, and trade protection measures, including increasing protectionism, import/export restrictions, import/export duties and quotas, trade sanctions and customs duties and tariffs, all of which have increased in recent years;
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 53% of our net revenue in the fiscal year ended October 31, 2021 and are subject to a number of risks, including:
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
Our future success depends on our ability to attract, retain and motivate qualified personnel. As the source of our technological and product innovations, our engineering and technical personnel (including cyber security experts) are a significant asset. Competition for these employees is significant in many areas of the world in which we operate, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. In addition, current or future immigration laws may make it more difficult to hire or retain qualified engineers, further limiting the pool of available talent. Further, our employees may decide not to continue working for us and may leave with little or no notice. We believe equity awards provide a powerful long-term retention incentive and have historically granted these awards to the substantial majority of our employees. However, the amendments to our 2012 Stock Incentive Plan approved by our stockholders at our 2021 Annual Meeting of Stockholders significantly reduced the number of shares available for equity awards. As a result, we may need to change our current equity granting philosophy, which could impair our efforts to attract and retain necessary personnel. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business, financial condition and results of operations.
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
Conversely, customers often require rapid increases in production on short notice. If we are unable to meet such increases in demand, this could damage our customer relationships, reduce revenue growth and margins, subject us to additional liabilities, harm our reputation, and prevent us from taking advantage of opportunities.
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
Some of our competitors have longer operating histories, greater name recognition, a larger installed customer base, larger technical staffs, more established relationships with vendors or suppliers, or greater manufacturing, distribution, financial, research and development, technical and marketing resources than us. We also face competition from numerous smaller companies that specialize in specific aspects of the highly fragmented software industry, open source authors who provide software and IP for free, competitors who offer their products through try-and-buy or freemium models, and customers who develop competing products.
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
Our gross margin is highly dependent on product mix, which is susceptible to seasonal and other fluctuations in our markets. A shift in sales mix away from our higher margin products, as well as the timing and amount of our software licensing and non-product revenue, could adversely affect our future gross margin percentages. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand or reductions in our technological lead compared to our competitors, and other factors have in the past and may in the future lead to further price erosion, lower revenue and lower margin. Conversely, periods of robust demand that create a supply imbalance, as we have seen recently, can lead to higher gross margins that may not be sustainable over the longer-term.
In addition, semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our owned manufacturing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and a lower gross margin. Furthermore, we do not hedge our exposure to commodity prices, some of which are very volatile, and sudden or prolonged increases in commodities prices may adversely affect our gross margin.
Our gross margin may also be adversely affected if businesses or companies that we acquire have different gross margin profiles and by expenses related to such acquisitions.
We utilize a significant amount of IP in our business. If we are unable or fail to protect our IP, our business could be adversely affected.
Our success depends in part upon protecting our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants. We spend significant resources to monitor and protect our IP rights, including the unauthorized use of our products, usage rates of the software seat licenses and subscriptions that we sell, and even with significant expenditures, we may not be able to protect the IP rights that are valuable to our business. We are unable to predict or assure that:
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
•our IP rights will be enforced in certain jurisdictions where competition is intense or where legal protection may be weak; or
•we have sufficient IP rights to protect our products or our business.
Effective IP protection may be unavailable or more limited in other jurisdictions, relative to those protections available in the U.S., and may not be applied for or may be abandoned in one or more relevant jurisdictions. In addition, when patents expire, we lose the protection and competitive advantages they provided to us.
We also generate revenue from licensing royalty payments and from technology claim settlements relating to certain of our IP. Licensing of our IP rights, particularly exclusive licenses, may limit our ability to assert those IP rights against third parties, including the licensee of those rights. In addition, we may acquire companies with IP that is subject to licensing obligations to other third parties. These licensing obligations may extend to our own IP following any such acquisition and may limit our ability to assert our IP rights. From time to time, we pursue litigation to assert our IP rights, including, in some cases, against our customers and suppliers. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. Conversely, third parties have and may in the future pursue IP litigation against us, including as a result of our IP licensing business. An adverse decision in such types of legal action could limit our ability to assert our IP rights and limit the value of our technology, including the loss of opportunities to sell or license our technology to others or to collect royalty payments, which could otherwise negatively impact our business, financial condition and results of operations.
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
Highly complex products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions, software documentation or enhancements are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not discovered until after we have commenced commercial production or deployment of a new product, we may be required to incur additional development costs and product recall, repair or replacement costs. Significant technical challenges also arise with our software products because our customers license and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. As a result, if there is system-wide failure or an actual or perceived breach of information integrity, security or availability occurs in one of our end-user customer’s system, it can be difficult to determine which product is at fault and we could ultimately be harmed by the failure of another supplier’s product. Consequently, our reputation may be damaged and customers may be reluctant to buy our products, which could materially and adversely affect our ability to retain existing customers and attract new customers. To resolve these problems, we may have to invest significant capital and other resources and we would likely lose, or experience a delay in, market acceptance of the affected product or products. These problems may also result in claims against us by our customers or others. For example, if a delay in the manufacture and delivery of our products causes the delay of a customer’s end-product delivery, we may be required, under the terms of our agreement with that customer, to compensate the customer for the adverse effects of such delays. As a result, our financial results could be materially adversely affected.

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

An increasing number of investors are also requiring companies to disclose corporate social and environmental policies, practices and metrics. In addition, various jurisdictions are developing climate change-based laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations, on corporate environmental and social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers or CMs to comply, with such policies or provisions or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations.
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
Our security systems are designed to protect and secure our facilities and our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party cloud-based and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, out of necessity, dependent on the security systems of these providers. In addition, all software, including the security technologies produced by us have had occasionally in the past and may have in the future, vulnerabilities that, if left unmanaged could reduce the overall level of security.
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
After enactment of the U.S. Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime. Beginning in fiscal year 2027, the deduction allowable under the GILTI regime will decrease from 50% to 37.5%, which will increase the effective tax rate imposed on our income. If the U.S. tax rate increases or the deduction allowable under the GILTI regime is further reduced or eliminated, or additional limitations are put on our ability to deduct interest expense, our provision for income taxes, net income, and cash flows would be adversely impacted.
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
Our operations are currently structured to benefit from the various tax incentives extended to us in various jurisdictions to encourage investment or employment. For example, absent our principal tax incentives from the Singapore Economic Development Board, which is scheduled to expire in 2025, the corporate income tax rate that would apply to our Singapore taxable income would be 17%. We also have a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028. Each tax incentive and tax holiday is subject to our compliance with various operating and other conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. In addition, we may be required, or elect, to modify our operational structure and tax strategy in order to keep an incentive, which could result in a decrease in the benefits of the incentive. Our tax incentives and tax holiday, before taking into consideration U.S. foreign tax credits, decreased the provision for income taxes by approximately $1,156 million in the aggregate and increased diluted net income per share by $2.69 for fiscal year 2021.
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
As of October 31, 2021, the aggregate indebtedness under our senior notes was $41,499 million. We expect to maintain significant levels of indebtedness going forward.
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
The amount, timing and execution of our stock repurchase program may fluctuate based on our priorities for the use of cash for other purposes. These purposes include operational spending, capital spending, acquisitions, repayment of debt and returning cash to our stockholders as dividend payments. Changes in cash flows, tax laws and our stock price could also impact our stock repurchase program. We are not obligated to repurchase any specific amount of shares of common stock, and the stock repurchase program may be suspended or terminated at any time.
A substantial amount of our stock is held by a small number of large investors and significant sales of our common stock by one or more of these holders could cause our stock price to fall.
As of September 30, 2021, we believe 10 of our 20 largest holders of common stock were active institutional investors who held approximately 31% of our outstanding shares of common stock in the aggregate, with Capital World Investors being our largest stockholder with approximately 9% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
We are headquartered in San Jose, California and our primary warehouse is located in Malaysia. We conduct our administration, manufacturing, research and development, sales and marketing in both owned and leased facilities. We believe that our owned and leased facilities are adequate for our present operations. We do not identify or allocate assets by operating segment.
As of October 31, 2021, our owned and leased facilities in excess of 100,000 square feet consisted of:

(In square feet)	United States	Other Countries	Total
Owned facilities [1]	2,477,165	928,888	3,406,053
Leased facilities [2]	901,198	1,309,369	2,210,567
Total facilities	3,378,363	2,238,257	5,616,620
_______________
[1] Includes 318,000 square feet and 153,000 square feet of property owned in Malaysia subject to a 60-year land lease with the state authority expiring in May 2051 and March 2077, respectively, subject to renewal at our option.

[2] Building leases expire on varying dates through February 2046 and generally include renewals at our option.
ITEM 3.     LEGAL PROCEEDINGS
The information set forth under Note 14. “Commitments and Contingencies” included in Part II, Item 8. of this Annual Report on Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” above.
ITEM 4.     MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Broadcom common stock is listed on The Nasdaq Global Select Market under the symbol “AVGO”.
Holders
As of November 26, 2021, there were 971 holders of record of our common stock. A substantially greater number of stockholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Issuer Purchases of Equity Securities
During the fiscal quarter ended October 31, 2021, we paid approximately $266 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $505.59 per share. These shares may be deemed to be “issuer purchases” of shares.
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time on or prior to December 31, 2022. Repurchases under our stock repurchase program may be effected through a variety of methods, including open market or privately negotiated purchases. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities and other factors. We are not obligated to repurchase any specific amount of shares of common stock, and the stock repurchase program may be suspended or terminated at any time.
Stock Performance Graph
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and the NASDAQ 100 Index for the five fiscal years ended October 31, 2021. The total return graph and table assume that $100 was invested on October 28, 2016 (the last trading day of our fiscal year 2016) in each of Broadcom Inc. common stock, the S&P 500 Index and the NASDAQ 100 Index and assume that all dividends are reinvested. Indexes are calculated on a month-end basis.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

Comparison of Five Year Cumulative Total Return
Among Broadcom Inc., the S&P 500 Index and the NASDAQ 100 Index

	October 30, 2016	October 29, 2017	November 4, 2018	November 3, 2019	November 1, 2020	October 31, 2021
Broadcom Inc.	$100.00	$152.15	$136.54	$190.64	$235.49	$369.32
S&P 500 Index	$100.00	$123.88	$133.27	$153.19	$166.44	$237.87
NASDAQ 100 Index	$100.00	$130.81	$148.20	$175.60	$240.06	$346.72
The graph and the table above shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.
ITEM 6.[RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto, which appear elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” or in other parts of this Annual Report on Form 10-K.
The following section generally discusses our financial condition and results of operations for our fiscal year ended October 31, 2021 (“fiscal year 2021”) compared to our fiscal year ended November 1, 2020 (“fiscal year 2020”). A discussion regarding our financial condition and results of operations for fiscal year 2020 compared to our fiscal year ended November 3, 2019 (“fiscal year 2019”) can be found in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year 2020, filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2020.
Overview
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation in the semiconductor industry and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, automate, manage and secure applications across mainframe, distributed, mobile and cloud platforms. Our portfolio of industry-leading infrastructure and security software is designed to modernize, optimize, and secure the most complex hybrid environments, enabling scalability, agility, automation, insights, resiliency and security. We also offer mission critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products.
We have two reportable segments: semiconductor solutions and infrastructure software, as a result of a change in our organizational structure during fiscal year 2020. Our semiconductor solutions segment includes all of our product lines and intellectual property (“IP”) licensing. Our infrastructure software segment includes our mainframe, distributed and cyber security solutions, and our FC SAN business. During fiscal year 2020, we refined our allocation methodology for certain selling, general and administrative expenses to more closely align these costs with the segment benefiting from the shared expenses.
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
•the shift to cloud-based information technology solutions and services, such as hyperscale computing, which may adversely affect the timing and volume of sales of our products for use in traditional enterprise data centers; and
•the timing, rescheduling or cancellation of expected customer orders.
COVID-19 Update
In response to the ongoing COVID-19 pandemic and the various resulting government directives, we have taken extensive measures to protect the health and safety of our employees and contractors at our facilities. We modified our workplace practices globally, which resulted in some of our employees working remotely for an extended period of time and some of whom are still working remotely. While we have implemented personal safety measures at all of our facilities where our employees are working on site, we may need to modify our business practices and policies. We continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses.
The demand environment for our semiconductor products was consistent with our expectations for the fourth quarter of fiscal year 2021, with continued demand for products and infrastructure as customers invest in technologies to support remote or hybrid tele-work and learning arising from COVID-19, as well as the transition to office re-openings. While we continue to see robust demand in this area and record profitability driven by the supply imbalance, the macroeconomic environment remains uncertain and it may not be sustainable over the longer term. We continue to experience various constraints in our supply chain due to the pandemic, including with respect to wafers and substrates. While supply lead times have stabilized, we continue to have difficulties in obtaining some necessary components and inputs in a timely manner to meet increased demand. To date, the impact of COVID-19 on the demand environment for our software products has been limited.
We have also taken various actions to de-risk our business in light of the ongoing uncertainty and strengthen our balance sheet, including closely managing working capital and our debt instruments.
Overall, in light of the changing nature and continuing uncertainty around the COVID-19 pandemic, our ability to predict the impact of COVID-19 on our business in future periods remains limited. The effects of the pandemic on our business are unlikely to be fully realized, or reflected in our financial results, until future periods.
Fiscal Year Highlights
Highlights during fiscal year 2021 include the following:
•We generated $13,764 million of cash from operations.
•We paid $6,212 million in cash dividends.
Acquisitions and Divestitures
The discussion and analysis in this section and the accompanying consolidated financial statements include the results of operations of acquired companies commencing on their respective acquisition dates.
Acquisition of Symantec Corporation Enterprise Security Business
On November 4, 2019, we purchased and assumed certain assets and certain liabilities, respectively, of the Symantec Corporation Enterprise Security business (the “Symantec Business”) for $10.7 billion in cash. We financed this acquisition with the net proceeds from the borrowings under the November 2019 Term Loans, as defined in Note 10. “Borrowings” included in Part II, Item 8 of this Annual Report on Form 10-K.
Acquisition of CA, Inc.
On November 5, 2018, we acquired CA, Inc. (“CA”) for $18.8 billion in aggregate cash purchase consideration and assumed $2.25 billion of outstanding unsecured bonds. We financed the acquisition of CA with $18 billion of term loans, as well as cash on hand of the combined companies. We also assumed all eligible unvested CA equity awards in the transaction. On December 31, 2018, we sold Veracode, Inc., a subsidiary of CA and provider of application security testing solutions, to Thoma Bravo, LLC for cash consideration of $950 million, before working capital adjustments.
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
Our overall net revenue, as well as the percentage of total net revenue generated by sales in our semiconductor solutions and infrastructure software segments, have varied from quarter to quarter, due largely to fluctuations in end-market demand, including the effects of seasonality, which are discussed in detail in Part I, Item 1. Business under “Seasonality” of this Annual Report on Form 10-K.
Original equipment manufacturers (“OEMs”), or their contract manufacturers, and distributors, typically account for the substantial majority of our semiconductor sales. To serve customers around the world, we have strategically developed relationships with large global electronic component distributors, complemented by a number of regional distributors with customer relationships based on their respective product ranges. We have established strong relationships with leading OEM customers across multiple target markets. Our direct sales force focuses on supporting our large OEM customers and has specialized product and service knowledge that enables us to sell specific offerings at key levels throughout a customer’s organization. Certain customers require us to contract with them directly and with specified intermediaries, such as contract manufacturers. Many of our major customer relationships have been in place for many years and are often the result of years of collaborative product development. This has enabled us to build our extensive IP portfolio and develop critical expertise regarding our customers’ requirements, including substantial system-level knowledge. This collaboration has provided us with key insights into our customers' businesses and has enabled us to be more efficient and productive and to better serve our target markets and customers. We recognize revenue upon the delivery of our products to the distributors, which can cause our quarterly net revenue to fluctuate significantly. Such revenue is reduced for estimated returns and distributor allowances.
Our software customers generally consist of large enterprises that have computing environments from multiple vendors and are highly complex. We believe our enterprise-wide license model will continue to offer our customers reduced complexity, more flexibility and an easier renewal process that will help drive revenue growth.
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
Total cost of revenue also includes amortization of acquisition-related intangible assets and restructuring charges.
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
Each tax incentive and tax holiday is also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with any such operating conditions specified, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. We may elect to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. Before taking into consideration the effects of the U.S. Tax Cuts and Jobs Act and other indirect tax impacts, the effect of these tax incentives and tax holiday was to decrease the provision for income taxes by approximately $1,156 million for fiscal year 2021 and increase the benefit from income taxes by approximately $833 million for fiscal year 2020.
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
Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual financial results may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, business combinations, valuation of goodwill and long-lived assets, inventory valuation, income taxes, retirement and post-retirement benefit plan assumptions, stock-based compensation and employee bonus programs. See Note 2. “Summary of Significant Accounting Policies” included in Part II, Item 8. of this Annual Report on Form 10-K for further information on our critical accounting policies and estimates.
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
Income taxes. Significant management judgment is required in developing our provision for or benefit from income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We have considered projected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. An adjustment to the valuation allowance will either increase or decrease our provision for or benefit from income taxes in the period such determination is made. In evaluating the exposure associated with various tax filing positions, we accrue an income tax liability when such positions do not meet the more likely than not threshold for recognition.
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
Retirement and post-retirement benefit plan assumptions.  Retirement and post-retirement benefit plan obligations represent liabilities that will ultimately be settled sometime in the future and therefore, are subject to estimation. Pension accounting is intended to reflect the recognition of future retirement and post-retirement benefit plan costs over the employees' average expected future service to us, based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of GAAP. One assumption is the discount rate used to calculate the estimated plan obligations. Other assumptions include the expected long-term return on plan assets, expected future salary increases, the health care cost trend rate, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates, and portfolio composition. We evaluate these assumptions at least annually.
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
Actuarial assumptions are based on our best estimates and judgment. Material changes may occur in retirement benefit costs in the future if these assumptions differ from actual events or experiences. We performed a sensitivity analysis on the discount rate, which is the key assumption in calculating the U.S. pension and post-retirement benefit obligations. Each change of 25 basis points in the discount rate assumption would have had an estimated $36 million impact on the benefit obligations as of the fiscal year 2021 measurement date. Each change of 25 basis points in the discount rate assumption or expected rate of return assumption would not have a material impact on annual net retirement benefit costs for the fiscal year ending October 30, 2022 (“fiscal year 2022”).

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
Employee Bonus Programs. Our employee bonus programs, which are overseen by our Compensation Committee, or our Board, in the case of our Chief Executive Officer, provide for variable compensation based on the attainment of overall corporate annual targets and functional performance metrics. At the end of each fiscal quarter, we monitor and accrue for an estimated, variable, proportional compensation expense based on our actual progress toward the achievement of the annual targets and metrics. The actual achievement of target and metrics at the end of the fiscal year, which is subject to approval by our Compensation Committee, may result in the actual variable compensation amounts being significantly higher or lower than the relevant estimated amounts accrued in earlier quarters, which would result in a corresponding adjustment in the fourth fiscal quarter.
Fiscal Year Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal years 2021, 2020 and 2019 consisted of 52 weeks.
The financial statements included in Part II, Item 8. of this Annual Report on Form 10-K are presented in accordance with GAAP and expressed in U.S. dollars.

Results of Operations
Fiscal Year 2021 Compared to Fiscal Year 2020
The following table sets forth our results of operations for the periods presented:

	Fiscal Year Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$20,886	$17,435	76%	73%
Subscriptions and services	6,564	6,453	24	27
Total net revenue	27,450	23,888	100	100
Cost of revenue:
Cost of products sold	6,555	5,892	24	25
Cost of subscriptions and services	607	626	2	2
Amortization of acquisition-related intangible assets	3,427	3,819	13	16
Restructuring charges	17	35	—	—
Total cost of revenue	10,606	10,372	39	43
Gross margin	16,844	13,516	61	57
Research and development	4,854	4,968	18	21
Selling, general and administrative	1,347	1,935	5	8
Amortization of acquisition-related intangible assets	1,976	2,401	7	10
Restructuring, impairment and disposal charges	148	198	—	1
Total operating expenses	8,325	9,502	30	40
Operating income	$8,519	$4,014	31%	17%
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Sales of products to distributors accounted for 53% and 42% of our net revenue for fiscal years 2021 and 2020, respectively. Direct sales to WT Microelectronics Co., Ltd., a distributor, accounted for 18% and 13% of our net revenue for fiscal years 2021 and 2020, respectively. We believe aggregate sales to our top five end customers, through all channels, accounted for more than 35% and 30% of our net revenue for fiscal years 2021 and 2020, respectively. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% and 15% of our net revenue for fiscal years 2021 and 2020, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key semiconductor customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our wireless products as fluctuations may be magnified by the timing of launches, and seasonal variations in sales, of mobile handsets. The ongoing COVID-19 pandemic and related uncertainties and supply imbalance have caused and may continue to cause our net revenue to fluctuate significantly and impact our results of operations, as discussed above. Additionally, export restrictions on one of our larger customers have had, and may continue to have, an adverse impact on our revenue.
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose net revenue by country based primarily on the geographic shipment or delivery location specified by our distributors, OEMs, contract manufacturers, channel partners, or software customers. In each of fiscal years 2021 and 2020, approximately 35% of our net revenue came from shipments or deliveries to China (including Hong Kong). However, the end customers for either our products or for the end products into which our products are incorporated, are frequently located in countries other than China (including Hong Kong). As a result, we believe that a substantially smaller percentage of our net revenue is ultimately dependent on sales of either our product or our customers’ product incorporating our product, to end customers located in China (including Hong Kong).

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Year Ended
Net Revenue by Segment	October 31, 2021	November 1, 2020	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$20,383	$17,267	$3,116	18%
Infrastructure software	7,067	6,621	446	7%
Total net revenue	$27,450	$23,888	$3,562	15%

	Fiscal Year Ended
Net Revenue by Segment	October 31, 2021	November 1, 2020

	(As a percentage of net revenue)
Semiconductor solutions	74%	72%
Infrastructure software	26	28
Total net revenue	100%	100%
Net revenue from our semiconductor solutions segment increased primarily due to higher demand for our wireless products, as well as the delayed production ramp of a new mobile handset by a major customer in the prior fiscal year, which resulted in lower shipments in fiscal year 2020. Net revenue from our semiconductor solutions segment also increased due to higher demand for our networking and wireless connectivity products. Net revenue from our infrastructure software segment increased primarily due to higher demand for our FC SAN products, mainframe and cyber security solutions.
Gross Margin
Gross margin was $16,844 million, or 61% of net revenue, for fiscal year 2021, compared to $13,516 million, or 57% of net revenue, for fiscal year 2020. The increase was primarily due to lower amortization of acquisition-related intangible assets and favorable margin within our semiconductor solutions segment due to increased demand.
Research and Development Expense
Research and development expense decreased $114 million, or 2%, in fiscal year 2021, compared to the prior fiscal year. The decrease was primarily due to lower stock-based compensation expense reflecting the full vesting of certain equity awards and the effects of forfeitures, partially offset by higher variable employee compensation expense.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $588 million, or 30%, in fiscal year 2021, compared to the prior fiscal year. The decrease was primarily due to higher acquisition-related costs incurred in the prior fiscal year as a result of our acquisition of the Symantec Business. The decrease was also due to lower compensation expense reflecting the full benefit of the completed Symantec Business integration as well as our strategic workforce alignment. In addition, fiscal year 2020 included non-recurring litigation settlements.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $425 million, or 18%, in fiscal year 2021, compared to the prior fiscal year. The decrease was primarily due to lower amortization of certain intangible assets from our acquisition of CA.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses decreased $50 million, or 25%, in fiscal year 2021, compared to the prior fiscal year. The decrease was primarily due to higher employee termination costs in the prior fiscal year from cost reduction activities related to our acquisition of the Symantec Business.
Stock-Based Compensation Expense
Total stock-based compensation expense was $1,704 million and $1,976 million for fiscal years 2021 and 2020, respectively. The decrease primarily reflects the full vesting of certain equity awards and the effect of forfeitures.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of October 31, 2021, which we expect to recognize over the remaining weighted-average service period of 2.9 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2022	$1,289
2023	907
2024	535
2025	210
2026	26
Total	$2,967
During the first quarter of fiscal year 2019, our Compensation Committee approved a broad-based program of multi-year equity grants of time- and market-based RSUs (the “Multi-Year Equity Awards”) in lieu of our annual employee equity awards historically granted on March 15 of each year. Each Multi-Year Equity Award vests on the same basis as four annual grants made March 15 of each year, beginning in fiscal year 2019, with successive four-year vesting periods. We recognize stock-based compensation expense related to the Multi-Year Equity Awards from the grant date through their respective vesting date, ranging from 4 years to 7 years.
Segment Operating Results

	Fiscal Year Ended
Operating Income by Segment	October 31, 2021	November 1, 2020	$ Change	% Change

	(In millions, except for percentages)
Semiconductor solutions	$10,976	$8,576	$2,400	28%
Infrastructure software	4,936	4,363	573	13%
Unallocated expenses	(7,393)	(8,925)	1,532	(17)%
Total operating income	$8,519	$4,014	$4,505	112%
Operating income from our semiconductor solutions segment increased primarily due to higher demand for our wireless products, as well as the delayed production ramp of a new mobile handset by a major customer in the prior fiscal year, which resulted in lower shipments in fiscal year 2020. Operating income from our semiconductor solutions segment also increased due to higher demand for our networking and wireless connectivity products, as well as higher gross margin. Operating income from our infrastructure software segment increased primarily due to higher demand for our FC SAN products and mainframe solutions.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring, impairment and disposal charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 17% in fiscal year 2021, compared to the prior fiscal year, primarily due to lower amortization of acquisition-related intangible assets, acquisition-related costs and stock-based compensation expense.
Non-Operating Income and Expenses
Interest expense. Interest expense was $1,885 million and $1,777 million for fiscal years 2021 and 2020, respectively. The increase was primarily due to higher losses on extinguishment of debt as a result of our fiscal year 2021 debt transactions.
Other income, net. Other income, net, which includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items, was $131 million and $206 million for fiscal years 2021 and 2020, respectively. The decrease was primarily due to a $116 million non-recurring gain from the lapse of a tax indemnification arrangement included in the prior fiscal year, offset in part by an increase in gains on investments in fiscal year 2021.
Provision for (benefit from) income taxes. The provision for income taxes of $29 million in fiscal year 2021 was primarily due to income from continuing operations, offset in part by excess tax benefits from stock-based awards, a benefit from foreign derived intangible income, and the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements.

The benefit from income taxes of $518 million in fiscal year 2020 was primarily due to the jurisdictional mix of income and expense, the recognition of gross uncertain tax benefits as a result of lapses of statutes of limitations, the remeasurement of certain foreign deferred tax assets and liabilities, and excess tax benefit from stock-based awards.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our primary liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of October 31, 2021 consisted of: (i) $12,163 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility (the “Revolving Facility”). In addition, we may also generate cash from the sale of assets and debt or equity financing from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our outstanding indebtedness, (vi) share repurchases, and (vii) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
We believe that our cash and cash equivalents on hand, cash flows from operations, and the Revolving Facility will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months. We expect a slight increase in capital expenditures in fiscal year 2022 as compared to fiscal year 2021. For additional information regarding our cash requirement from contractual obligations, indebtedness and lease obligations, see Note 14. “Commitments and Contingencies”, Note 10. “Borrowings” and Note 6. “Leases” in Part II, Item 8 of this Annual Report on Form 10-K.
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
Working Capital
Working capital increased to $10,305 million at October 31, 2021 from $5,524 million at November 1, 2020. The increase was attributable to the following:
•Cash and cash equivalents increased to $12,163 million at October 31, 2021 from $7,618 million at November 1, 2020, primarily due to $13,764 million in net cash provided by operating activities and $9,904 million in proceeds from long-term borrowings, partially offset by $11,495 million of payments on debt obligations, $6,212 million of dividend payments and $1,299 million in payments of employee withholding taxes related to net share settled equity awards. See the “Cash Flows” section below for further details.
•Current portion of long-term debt decreased to $290 million at October 31, 2021 from $827 million at November 1, 2020, primarily as a result of our fiscal year 2021 debt transactions.
•Inventory increased to $1,297 million at October 31, 2021 from $1,003 million at November 1, 2020, primarily due to the timing of customer product ramps.

These increases in working capital were offset in part by the following:
•Accounts payable increased to $1,086 million at October 31, 2021 from $836 million at November 1, 2020, primarily due to the timing of vendor payments.
•Accounts receivable decreased to $2,071 million at October 31, 2021 from $2,297 million at November 1, 2020, primarily due to revenue linearity and additional receivables sold through factoring arrangements.
•Employee compensation and benefits increased to $1,066 million at October 31, 2021 from $877 million at November 1, 2020, primarily due to higher variable compensation based on current fiscal year performance.
Capital Returns

	Fiscal Year Ended
Cash Dividends Declared and Paid	October 31, 2021	November 1, 2020

	(In millions, except per share data)
Dividends per share to common stockholders	$14.40	$13.00
Dividends to common stockholders	$5,913	$5,235
Dividends per share to preferred stockholders	$80.00	$80.00
Dividends to preferred stockholders	$299	$299
During fiscal years 2021 and 2020, we paid approximately $1,299 million and $765 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 3 million shares of common stock from employees in connection with such net share settlements during each of fiscal years 2021 and 2020.
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time on or prior to December 31, 2022. Repurchases under our stock repurchase program may be effected through a variety of methods, including open market or privately negotiated purchases. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. We are not obligated to repurchase any specific amount of shares of common stock, and the stock repurchase program may be suspended or terminated at any time.
Cash Flows

	Fiscal Year Ended
	October 31, 2021	November 1, 2020

	(In millions)
Net cash provided by operating activities	$13,764	$12,061
Net cash used in investing activities	(245)	(11,109)
Net cash provided by (used in) financing activities	(8,974)	1,611
Net change in cash and cash equivalents	$4,545	$2,563
Operating Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $1,703 million increase in cash provided by operations during fiscal year 2021 compared to fiscal year 2020 was due to $3,776 million higher net income, offset by a $1,220 million decrease resulting from changes in operating assets and liabilities, as well as a $853 million decrease in amortization of intangible assets, stock-based compensation, and other adjustments.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions, capital expenditures and investments, and proceeds from sales of businesses and assets. The $10,864 million decrease in cash used in investing activities for fiscal year 2021 compared to fiscal year 2020 was primarily related to a $10,864 million decrease in cash paid for acquisitions, partially offset by $173 million less in proceeds received from sales of businesses.

Financing Activities
Cash flows from financing activities primarily consisted of net proceeds and payments related to our long-term borrowings, dividend and distribution payments, stock repurchases and the issuances of stock. The $10,585 million decrease in cash related to financing activities for fiscal year 2021 compared to fiscal year 2020 was primarily due to a $9,294 million decrease in net proceeds from borrowings as a result of debt repayments, and a $678 million increase in dividend payments.
Summarized Obligor Group Financial Information
Pursuant to indentures dated January 19, 2017 and October 17, 2017 (collectively, the “2017 Indentures”), Broadcom Cayman Finance Limited (subsequently merged into Broadcom Technologies Inc. (“BTI”) during fiscal year 2019 with BTI remaining as the surviving entity) and Broadcom Corporation (“BRCM”) (BRCM and BTI collectively, the “2017 Senior Notes Co-Issuers”) issued $13,550 million and $4,000 million aggregate principal amount of notes, respectively (collectively, the “2017 Senior Notes”). Substantially all of the 2017 Senior Notes have been registered with the SEC.
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
Broadcom and BTI fully and unconditionally guarantee, jointly and severally, on an unsecured, unsubordinated basis, the 2017 Senior Notes. Because the guarantees are not secured, they are effectively subordinated to any existing and future secured indebtedness of the guarantors to the extent of the value of the collateral securing that indebtedness. The guarantee by Broadcom and BTI will be automatically and unconditionally released upon the sale, exchange, disposition or other transfer of all or substantially all of the assets of such guarantor if any of these events occurs, subject to the terms of the 2017 Indentures. The guarantee by Broadcom (1) will also be automatically and unconditionally released at such time as: (A) the 2017 Senior Notes Co-Issuers, in their sole discretion, determine that such guarantee is no longer required by Rule 3-10(a), as applicable, of Regulation S-X to except the 2017 Senior Notes Co-Issuers’ financial statements from being required to be filed pursuant to Rule 3-10(a) of Regulation S-X or otherwise facilitate a reduction in its financial reporting obligations or (B) either of the 2017 Senior Notes Co-Issuers becomes subject to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) and (2) may, at the election of the 2017 Senior Notes Co-Issuers, be unconditionally released at such time as Broadcom is eligible to suspend its reporting obligation under the Exchange Act.
In March 2021, we completed the settlement of our private offers to exchange $5.5 billion of certain of our outstanding notes maturing between 2024 and 2027 (the “Exchange Offer”) for $2,250 million of 3.419% new senior unsecured notes due April 2033 and $3,250 million of 3.469% new senior unsecured notes due April 2034. In connection with the Exchange Offer, BRCM and BTI were automatically and unconditionally released from their guarantees in accordance with the respective indentures governing the January 2021 Senior Notes, the June 2020 Senior Notes, the May 2020 Senior Notes, the April 2020 Senior Notes, and the April 2019 Senior Notes, as defined in Note 10. “Borrowings” included in Part II, Item 8 of this Annual Report on Form 10-K.
The following tables set forth the summarized financial information of the Obligor Group on a combined basis. This summarized financial information excludes any subsidiaries that are not issuers or guarantors (the “Non-Obligor Group”). Intercompany balances and transactions between members of the Obligor Group have been eliminated.

Summarized Balance Sheet Information	October 31, 2021

(In millions)
ASSETS
Current assets:
Amount due from Non-Obligor Group	$792
Other current assets	7,418
Total current assets	$8,210
Long-term assets:
Amount due from Non-Obligor Group, long-term	$4,620
Goodwill	1,380
Other long-term assets	1,376
Total long-term assets	$7,376
LIABILITIES
Current liabilities:
Amount due to Non-Obligor Group	$7,412
Current portion of long-term debt	264
Other current liabilities	666
Total current liabilities	$8,342
Long-term liabilities:
Amount due to Non-Obligor Group, long-term	$7
Long-term debt	38,998
Other long-term liabilities	2,787
Total long-term liabilities	$41,792

Fiscal Year Ended
Summarized Statement of Operations Information	October 31, 2021

(In millions)
Intercompany revenue with Non-Obligor Group	$1,760
Intercompany gross margin	$1,596
Net loss (a)	$(1,262)
_________________________________
(a) In addition to intercompany gross margin, there were $962 million of intercompany transactions included in net loss.
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
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
From time to time, we use foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates, which result from our global operating and financing activities. We do not use derivative financial instruments for trading or speculative purposes. Gains and losses from foreign currency transactions, as well as derivative instruments, were not significant for any period presented in the consolidated financial statements included in this Form 10-K. As of October 31, 2021, we did not have any outstanding foreign exchange forward contracts.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BROADCOM INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Broadcom Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Broadcom Inc. and its subsidiaries (the “Company”) as of October 31, 2021 and November 1, 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended October 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and November 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.

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

Uncertain Tax Positions (UTPs)

As described in Notes 2 and 12 to the consolidated financial statements, the gross unrecognized tax benefits balance was $5,030 million as of October 31, 2021. As management has disclosed, management evaluates the exposure associated with various tax filing positions and accrues an income tax liability when such positions do not meet the more-likely-than-not threshold for recognition. A tax benefit from an UTP may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits.

The principal considerations for our determination that performing procedures relating to the UTPs is a critical audit matter are (i) the significant judgment by management when evaluating the technical merits of these tax positions, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the technical merits of the tax positions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the income tax liability for UTPs, including controls addressing the completeness of the UTPs and the measurement of the income tax liability. These procedures also included, among others, (i) testing management’s process for identifying potential new UTPs, (ii) for a selection of UTPs, evaluating possible outcomes, and (iii) for a selection of UTPs, testing the calculation of the income tax liability by jurisdiction, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained. Professionals with specialized skill and knowledge were used to assist in (i) the evaluation of the completeness of management’s identification of the UTPs and (ii) for a selection of UTPs, the evaluation of the reasonableness of management’s assessment of whether the tax positions are more-likely-than-not of being sustained, the amount of potential benefit to be realized, and the application of relevant tax laws.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 17, 2021
We have served as the Company’s auditor since 2006.

BROADCOM INC.
CONSOLIDATED BALANCE SHEETS

	October 31, 2021	November 1, 2020

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$12,163	$7,618
Trade accounts receivable, net	2,071	2,297
Inventory	1,297	1,003
Other current assets	1,055	977
Total current assets	16,586	11,895
Long-term assets:
Property, plant and equipment, net	2,348	2,509
Goodwill	43,450	43,447
Intangible assets, net	11,374	16,782
Other long-term assets	1,812	1,300
Total assets	$75,570	$75,933
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,086	$836
Employee compensation and benefits	1,066	877
Current portion of long-term debt	290	827
Other current liabilities	3,839	3,831
Total current liabilities	6,281	6,371
Long-term liabilities:
Long-term debt	39,440	40,235
Other long-term liabilities	4,860	5,426
Total liabilities	50,581	52,032
Commitments and contingencies (Note 14)
Preferred stock dividend obligation	27	27
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; 8.00% Mandatory Convertible Preferred Stock, Series A, 4 shares issued and outstanding; aggregate liquidation value of $3,737 and $3,738 as of October 31, 2021 and November 1, 2020, respectively	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 413 and 407 shares issued and outstanding as of October 31, 2021 and November 1, 2020, respectively	—	—
Additional paid-in capital	24,330	23,982
Retained earnings	748	—
Accumulated other comprehensive loss	(116)	(108)
Total stockholders’ equity	24,962	23,874
Total liabilities and equity	$75,570	$75,933
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 31, 2021	November 1, 2020	November 3, 2019

	(In millions, except per share data)
Net revenue:
Products	$20,886	$17,435	$18,117
Subscriptions and services	6,564	6,453	4,480
Total net revenue	27,450	23,888	22,597
Cost of revenue:
Cost of products sold	6,555	5,892	6,208
Cost of subscriptions and services	607	626	515
Amortization of acquisition-related intangible assets	3,427	3,819	3,314
Restructuring charges	17	35	77
Total cost of revenue	10,606	10,372	10,114
Gross margin	16,844	13,516	12,483
Research and development	4,854	4,968	4,696
Selling, general and administrative	1,347	1,935	1,709
Amortization of acquisition-related intangible assets	1,976	2,401	1,898
Restructuring, impairment and disposal charges	148	198	736
Total operating expenses	8,325	9,502	9,039
Operating income	8,519	4,014	3,444
Interest expense	(1,885)	(1,777)	(1,444)
Other income, net	131	206	226
Income from continuing operations before income taxes	6,765	2,443	2,226
Provision for (benefit from) income taxes	29	(518)	(510)
Income from continuing operations	6,736	2,961	2,736
Loss from discontinued operations, net of income taxes	—	(1)	(12)
Net income	6,736	2,960	2,724
Dividends on preferred stock	(299)	(297)	(29)
Net income attributable to common stock	$6,437	$2,663	$2,695

Basic income per share attributable to common stock:
Income per share from continuing operations	$15.70	$6.62	$6.80
Loss per share from discontinued operations	—	—	(0.03)
Net income per share	$15.70	$6.62	$6.77

Diluted income per share attributable to common stock:
Income per share from continuing operations	$15.00	$6.33	$6.46
Loss per share from discontinued operations	—	—	(0.03)
Net income per share	$15.00	$6.33	$6.43

Weighted-average shares used in per share calculations:
Basic	410	402	398
Diluted	429	421	419
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	October 31, 2021	November 1, 2020	November 3, 2019

	(In millions)
Net income	$6,736	$2,960	$2,724
Other comprehensive income (loss), net of tax:
Change in actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	(8)	24	(24)
Other comprehensive income (loss), net of tax	(8)	24	(24)
Comprehensive income	$6,728	$2,984	$2,700
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 31, 2021	November 1, 2020	November 3, 2019

	(In millions)
Cash flows from operating activities:
Net income	$6,736	$2,960	$2,724
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	5,502	6,335	5,239
Depreciation	539	570	569
Stock-based compensation	1,704	1,976	2,185
Deferred taxes and other non-cash taxes	(809)	(1,142)	(934)
Loss on debt extinguishment	198	169	28
Non-cash restructuring, impairment and disposal charges	38	44	133
Non-cash interest expense	96	108	69
Other	(113)	(52)	(132)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	210	981	486
Inventory	(294)	(31)	250
Accounts payable	243	(3)	(42)
Employee compensation and benefits	186	217	(294)
Other current assets and current liabilities	(177)	331	(283)
Other long-term assets and long-term liabilities	(295)	(402)	(301)
Net cash provided by operating activities	13,764	12,061	9,697
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(8)	(10,872)	(16,033)
Proceeds from sales of businesses	45	218	957
Purchases of property, plant and equipment	(443)	(463)	(432)
Proceeds from disposals of property, plant and equipment	4	12	88
Proceeds from sales of investments	169	—	—
Other	(12)	(4)	(2)
Net cash used in investing activities	(245)	(11,109)	(15,422)
Cash flows from financing activities:
Proceeds from long-term borrowings	9,904	27,802	28,793
Payments on debt obligations	(11,495)	(18,814)	(16,800)
Other borrowings, net	—	(1,285)	1,241
Payment of dividends	(6,212)	(5,534)	(4,235)
Repurchases of common stock - repurchase program	—	—	(5,435)
Shares repurchased for tax withholdings on vesting of equity awards	(1,299)	(765)	(972)
Issuance of preferred stock, net	—	—	3,679
Issuance of common stock	170	276	253
Other	(42)	(69)	(36)
Net cash provided by (used in) financing activities	(8,974)	1,611	6,488
Net change in cash and cash equivalents	4,545	2,563	763
Cash and cash equivalents at beginning of period	7,618	5,055	4,292
Cash and cash equivalents at end of period	$12,163	$7,618	$5,055
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,565	$1,408	$1,287
Cash paid for income taxes	$775	$501	$741
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of November 4, 2018	—	$—	408	$—	$23,285	$3,487	$(115)	$26,657
Net income	—	—	—	—	—	2,724	—	2,724
Other comprehensive loss	—	—	—	—	—	—	(24)	(24)
Cumulative effect of accounting change	—	—	—	—	—	8	(1)	7
Fair value of partially vested equity awards assumed in connection with the acquisition of CA, Inc.	—	—	—	—	67	—	—	67
Dividends to common stockholders	—	—	—	—	(880)	(3,355)	—	(4,235)
Dividends to preferred stockholders	—	—	—	—	(29)	—	—	(29)
Common stock issued	—	—	15	—	253	—	—	253
Preferred stock issued, net	4	—	—	—	3,679	—	—	3,679
Stock-based compensation	—	—	—	—	2,260	—	—	2,260
Repurchases of common stock	—	—	(21)	—	(2,571)	(2,864)	—	(5,435)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(4)	—	(983)	—	—	(983)
Balance as of November 3, 2019	4	—	398	—	25,081	—	(140)	24,941
Net income	—	—	—	—	—	2,960	—	2,960
Other comprehensive income	—	—	—	—	—	—	24	24
Cumulative effect of accounting change	—	—	—	—	—	(10)	8	(2)
Fair value of partially vested equity awards assumed in connection with an acquisition	—	—	—	—	1	—	—	1
Dividends to common stockholders	—	—	—	—	(2,582)	(2,653)	—	(5,235)
Dividends to preferred stockholders	—	—	—	—	—	(297)	—	(297)
Common stock issued	—	—	12	—	276	—	—	276
Stock-based compensation	—	—	—	—	1,976	—	—	1,976
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(3)	—	(770)	—	—	(770)
Balance as of November 1, 2020	4	—	407	—	23,982	—	(108)	23,874
Net income	—	—	—	—	—	6,736	—	6,736
Other comprehensive loss	—	—	—	—	—	—	(8)	(8)
Dividends to common stockholders	—	—	—	—	(224)	(5,689)	—	(5,913)
Dividends to preferred stockholders	—	—	—	—	—	(299)	—	(299)
Common stock issued	—	—	9	—	170	—	—	170
Stock-based compensation	—	—	—	—	1,704	—	—	1,704
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(3)	—	(1,302)	—	—	(1,302)
Balance as of October 31, 2021	4	$—	413	$—	$24,330	$748	$(116)	$24,962
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation
Overview
Broadcom Inc. (“Broadcom”), a Delaware corporation, is a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation in the semiconductor industry and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, automate, manage and secure applications across mainframe, distributed, mobile and cloud platforms. Our portfolio of industry-leading infrastructure and security software is designed to modernize, optimize, and secure the most complex hybrid environments, enabling scalability, agility, automation, insights, resiliency and security. We also offer mission critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our,” and “us” mean Broadcom and its consolidated subsidiaries.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ended October 31, 2021 (“fiscal year 2021”) was a 52-week fiscal year. The first quarter of our fiscal year 2021 ended on January 31, 2021, the second quarter ended on May 2, 2021 and the third quarter ended on August 1, 2021. Our fiscal year ended November 1, 2020 (“fiscal year 2020”) and fiscal year ended November 3, 2019 (“fiscal year 2019”) were both 52-week fiscal years.
On November 4, 2019, we completed the purchase of certain assets and assumption of certain liabilities of the Symantec Corporation Enterprise Security business (the “Symantec Business”). On November 5, 2018, we acquired CA, Inc. (“CA”). The accompanying consolidated financial statements include the results of operations of the Symantec Business and CA commencing as of their respective acquisition dates. See Note 4. “Acquisitions” for additional information.
Certain reclassifications have been made to the consolidated statement of cash flows for fiscal year 2019. These reclassifications have no impact on previously reported operating, investing or financing cash flows. During the first quarter of fiscal year 2020, we changed our organizational structure, resulting in two reportable segments: semiconductor solutions and infrastructure software. Reclassifications have also been made to segment operating income. Fiscal year 2019 segment results have been recast to conform to the current presentation. See Note 13. “Segment Information” for additional information. These reclassifications have no impact on previously reported consolidated operating income.
The accompanying consolidated financial statements include the accounts of Broadcom and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
2. Summary of Significant Accounting Policies
Foreign currency remeasurement.  We operate in a U.S. dollar functional currency environment. Foreign currency assets and liabilities for monetary accounts are remeasured into U.S. dollars at current exchange rates. Non-monetary items such as inventory and property, plant and equipment, are measured and recorded at historical exchange rates. The effects of foreign currency remeasurement were not material for any period presented.
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
Cash and cash equivalents.  We consider all highly liquid investment securities with original maturities of three months or less at the date of purchase to be cash equivalents. We determine the appropriate classification of our cash and cash equivalents at the time of purchase.

Trade accounts receivable, net.  Trade accounts receivable are recognized at the invoiced amount and do not bear interest. Accounts receivable are reduced by an allowance for doubtful accounts, which is our best estimate of the expected credit losses in our existing accounts receivable. We determine the allowance based on historical experience, current economic conditions and certain forward-looking information, among other factors. Allowances for doubtful accounts were not material as of October 31, 2021 or November 1, 2020. Accounts receivable are also recognized net of sales returns and distributor credit allowances. These amounts are recognized when it is both probable and estimable that discounts will be granted or products will be returned. Allowances for sales returns and distributor credit allowances as of October 31, 2021 and November 1, 2020 were $129 million and $174 million, respectively.
Concentrations of credit risk and significant customers.  Our cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. We seek to mitigate our credit risks by spreading such risks across multiple counterparties and monitoring the risk profile of these counterparties. Our accounts receivable are derived from revenue earned from customers located both within and outside the U.S. We mitigate collection risks from our customers by performing regular credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.
Concentration of other risks.  We operate in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products with new capabilities, general economic conditions worldwide, the ability to safeguard patents and other intellectual property (“IP”) in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors and other factors could affect our financial results.
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
Retirement benefits. For defined benefit pension plans, we consider various factors in determining our respective benefit obligations and net periodic benefit (income) cost, including the number of employees that we expect to receive benefits, their salary levels and years of service, the expected return on plan assets, the discount rate, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of the retirement benefit plans differ from our current assumptions, the benefit obligations may be over- or under-valued.
Post-retirement benefit plan assets and obligations are estimates of benefits that we expect to pay to eligible retirees. We consider various factors in determining the value of our post-retirement benefit plan assets and obligations, including the number of employees that we expect to receive benefits and other actuarial assumptions.
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
Outstanding derivatives are recognized as either assets or liabilities at their fair values based on Level 2 inputs as defined in the fair value hierarchy. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and its hedging designation. For derivative instruments designated as fair value hedges, the changes in fair value are recognized in other income, net in the periods of change, and are offset by the changes in fair value of the hedged items. For derivative instruments designated as cash flow hedges, the changes in fair value of the effective portion are initially recognized in other comprehensive income (loss), net of tax in the period of change, and are subsequently reclassified and recognized in the same line item as the hedged item when either the hedged transactions affect earnings or it becomes probable that the hedged transactions will not occur. The changes in the fair value of the ineffective portion of the derivative instruments are recognized in other income, net in the period of change, which have not been material to date. For derivative instruments not designated as hedges, the changes in fair value are recognized in other income, net in the period of change. We did not have any outstanding derivative instruments as of October 31, 2021 or November 1, 2020.

Property, plant and equipment.  Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions, improvements and major renewals are capitalized, and maintenance, repairs and minor renewals are expensed as incurred. Assets are held in construction in progress until placed in service, upon which date, we begin to depreciate these assets. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our property, plant and equipment balances and the resulting gain or loss is reflected in the consolidated statements of operations. Buildings and leasehold improvements are generally depreciated over 15 to 40 years, or over the lease period, whichever is shorter, and machinery and equipment are generally depreciated over 3 to 10 years. We use the straight-line method of depreciation for all property, plant and equipment.
Leases. We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluate whether the lease is an operating lease or a finance lease at the commencement date. We recognize right-of-use (“ROU”) assets and lease liabilities for operating and finance leases with terms greater than 12 months, and account for the lease and non-lease components as a single component. ROU assets represent our right to use an asset for the lease term, while lease liabilities represent our obligation to make lease payments. Operating and finance lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. We use the implicit interest rate or, if not readily determinable, our incremental borrowing rate as of the lease commencement date to determine the present value of lease payments. The incremental borrowing rate is based on our unsecured borrowing rate, adjusted for the effects of collateral. Operating and finance lease ROU assets are recognized net of any lease prepayments and incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized based on the effective-interest method over the lease term.
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
Products. We recognize revenue from sales to direct customers and distributors when control transfers to the customer. Rebates and incentives offered to distributors, which are earned when sales to end customers are completed, are estimated at the point of revenue recognition. We have elected to exclude from the transaction price any taxes collected from a customer and to account for shipping and handling activities performed after a customer obtains control of the product as activities to fulfill the promise to transfer the product. From time to time, certain customers agree to pay us secure supply fees in exchange for prioritized fulfillment of product orders. Such fees are included in the transaction price of the product orders and are recognized as revenue in the period that control over the products is transferred to the customer.
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
Income taxes.  We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
Net income per share. Basic net income per share is computed by dividing net income attributable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common stock by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Diluted shares outstanding include the dilutive effect of unvested RSUs, in-the-money stock options, and ESPP rights (together referred to as “equity awards”), as well as convertible preferred stock. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.
The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and purchasing shares under the ESPP and the amount of compensation cost for future service that we have not yet recognized are collectively assumed to be used to repurchase shares. The dilutive effect of convertible preferred stock is calculated using the if-converted method. The if-converted method assumes that these securities were converted at the beginning of the reporting period to the extent that the effect is dilutive.
Recent Accounting Guidance Not Yet Adopted
In October 2021, the Financial Accounting Standards Boards issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The new guidance will be effective for the first quarter of our fiscal year ending October 29, 2023, with early adoption permitted. The adoption impact of the new standard will depend on the magnitude of future acquisitions. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date.
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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Year 2021
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,809	$17,258	$1,819	$20,886
Subscriptions and services(a)	4,290	720	1,554	6,564
Total	$6,099	$17,978	$3,373	$27,450

	Fiscal Year 2020
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,775	$14,442	$1,218	$17,435
Subscriptions and services(a)	4,059	881	1,513	6,453
Total	$5,834	$15,323	$2,731	$23,888

	Fiscal Year 2019
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$2,023	$14,857	$1,237	$18,117
Subscriptions and services(a)	3,126	374	980	4,480
Total	$5,149	$15,231	$2,217	$22,597
_____________________________
(a) Subscriptions and services predominantly includes software licenses with termination for convenience clauses.
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose net revenue by region based primarily on the geographic shipment location or delivery location specified by our distributors, original equipment manufacturer (“OEM”) customers, contract manufacturers, channel partners, or software customers.

Contract Balances
Contract assets and contract liabilities balances were as follows:

	Contract Assets	Contract Liabilities

	(In millions)
Balance as of November 1, 2020	$158	$3,443

Balance as of October 31, 2021	$126	$3,185
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements which may include termination for convenience provisions. The amount of revenue recognized during fiscal year 2021 that was included in the contract liabilities balance as of November 1, 2020 was $2,617 million. The amount of revenue recognized during fiscal year 2020 that was included in the contract liabilities balance as of November 3, 2019 was $1,450 million.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. Remaining performance obligations include unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, but do not include contracts for software, subscriptions or services where the customer is not committed. The customer is not considered committed when termination for convenience without payment of a substantive penalty exists, either contractually or through customary business practice. The majority of our customer software contracts include termination for convenience clauses without a substantive penalty and are not considered committed. Additionally, as a practical expedient, we have not included contracts that have an original duration of one year or less, nor have we included contracts with sales-based or usage-based royalties promised in exchange for a license of IP.
Certain multi-year customer contracts in our semiconductor solutions segment contain firmly committed amounts and the remaining performance obligations under these contracts as of October 31, 2021 were approximately $13.6 billion. We expect approximately 31% of this amount to be recognized as revenue over the next 12 months. Although the majority of our software contracts are not deemed to be committed, our customers generally do not exercise their termination for convenience rights. In addition, the majority of our contracts for products, subscriptions and services have a duration of one year or less. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.

4. Acquisitions
Acquisition of the Symantec Corporation Enterprise Security Business
On November 4, 2019 (the “Symantec Acquisition Date”), we completed the purchase of the Symantec Business, which was an established leader in cyber security, for $10.7 billion in cash. We acquired the Symantec Business to expand our footprint of mission critical infrastructure software with our existing customer base. The Symantec Business includes a deep and broad mix of products, services and solutions, unifying cloud and on-premises security to provide advanced threat protection and information protection across endpoints, network, email and cloud applications. We financed this acquisition with the net proceeds from borrowings under the November 2019 Term Loans, as defined in Note 10. “Borrowings”.
The following table presents our allocation of the total purchase price:

Fair Value
(In millions)
Current assets	$273
Goodwill	6,638
Intangible assets	5,411
Other long-term assets	92
Total assets acquired	12,414
Current liabilities	(1,127)
Other long-term liabilities	(587)
Total liabilities assumed	(1,714)
Fair value of net assets acquired	$10,700
Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the Symantec Business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved resulting from the acquisition of the Symantec Business. Substantially all goodwill is deductible for tax purposes.
Current assets and current liabilities included amounts held-for-sale related to the acquired Symantec Cyber Security Services (“CSS”) business. The CSS business was not aligned with our acquisition-date strategic objectives and was sold on April 30, 2020. We do not have any material continuing involvement with this business and have presented its results in discontinued operations.
Our results of continuing operations for fiscal year 2020 included $1,610 million of net revenue attributable to the Symantec Business. It was impracticable to determine the effect on net income attributable to the Symantec Business as we had integrated the Symantec Business into our ongoing operations during the year. The results of operations of the Symantec Business were included in our infrastructure software segment. Transaction costs related to the acquisition of the Symantec Business of $110 million were included in selling, general and administrative expense for fiscal year 2020.
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
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if we had completed the acquisition of the Symantec Business as of the beginning of fiscal year 2019. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges related to the acquisition and transaction costs. For the fiscal year 2019, non-recurring pro forma adjustments directly attributable to the acquisition of the Symantec Business included transaction costs of $136 million. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2019 or of the results of our future operations of the combined business.

	Fiscal Year
	2020	2019

	(In millions)
Pro forma net revenue	$23,264	$24,227
Pro forma net income attributable to common stock	$2,368	$1,265
Other Acquisitions
During fiscal year 2020, we also completed three other acquisitions qualifying as business combinations for total consideration of $201 million, of which $109 million was allocated to goodwill and $46 million was allocated to intangible assets.
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

Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for fiscal year 2019, as if CA had been acquired as of the beginning of our fiscal year ended November 4, 2018 (“fiscal year 2018”). The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges related to the acquisition and transaction costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined business.

Fiscal Year
2019

(In millions)
Pro forma net revenue	$21,697
Pro forma net income attributable to common stock	$2,535
5. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $4,668 million and $2,471 million of time deposits and $1,607 million and $790 million of money-market funds as of October 31, 2021 and November 1, 2020, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $4,027 million, $3,723 million and $1,151 million during fiscal years 2021, 2020 and 2019, respectively. Factoring fees for the sales of receivables were recorded in other income, net and were not material for any of the periods presented.
Inventory

	October 31, 2021	November 1, 2020

	(In millions)
Finished goods	$423	$323
Work-in-process	680	558
Raw materials	194	122
Total inventory	$1,297	$1,003
Property, Plant and Equipment, Net

	October 31, 2021	November 1, 2020

	(In millions)
Land	$195	$194
Construction in progress	38	113
Buildings and leasehold improvements	1,150	1,133
Machinery and equipment	4,161	3,891
Total property, plant and equipment	5,544	5,331
Accumulated depreciation and amortization	(3,196)	(2,822)
Total property, plant and equipment, net	$2,348	$2,509

Depreciation expense was $539 million, $570 million and $569 million for fiscal years 2021, 2020, and 2019, respectively.
Other Current Assets

	October 31, 2021	November 1, 2020

	(In millions)
Prepaid expenses	$539	$387
Other (miscellaneous)	516	590
Total other current assets	$1,055	$977
Other Current Liabilities

	October 31, 2021	November 1, 2020

	(In millions)
Contract liabilities	$2,619	$2,620
Tax liabilities	541	440
Other (miscellaneous)	679	771
Total other current liabilities	$3,839	$3,831
Other Long-Term Liabilities

	October 31, 2021	November 1, 2020

	(In millions)
Unrecognized tax benefits, interest and penalties	$3,407	$3,185
Contract liabilities	566	823
Other (miscellaneous)	887	1,418
Total other long-term liabilities	$4,860	$5,426
Other Income, Net

	Fiscal Year
	2021	2020	2019

	(In millions)
Gains on investments	$99	$31	$145
Other income	26	56	18
Interest income	16	53	98
Other expense	(10)	(50)	(35)
Gain from lapse of indemnification	—	116	—
Other income, net	$131	$206	$226
Other income includes dividends, gains on sales of businesses and other miscellaneous items.
6. Leases
At the beginning of fiscal year 2020, we adopted ASU 2016-02, Leases (“Topic 842”) using the optional adoption method, whereby no adjustment to the financial statements of comparative periods was required. We have operating and finance leases for our facilities, data centers and certain equipment. Operating lease expense was $102 million, $106 million and $244 million for fiscal years 2021, 2020 and 2019, respectively. Finance lease expense was $16 million and $14 million for fiscal years 2021 and 2020, respectively.

Other information related to leases was as follows:

	Fiscal Year
	2021	2020
	(In millions)
Cash paid for operating leases included in operating cash flows	$140	$125
ROU assets obtained in exchange for operating lease liabilities	$92	$682
ROU assets obtained in exchange for finance lease liabilities	$15	$74

	October 31, 2021	November 1, 2020
Weighted-average remaining lease term – operating leases (In years)	10	10
Weighted-average remaining lease term – finance leases (In years)	3	4
Weighted-average discount rate – operating leases	3.78%	3.80%
Weighted-average discount rate – finance leases	3.11%	3.33%
Supplemental balance sheet information related to leases was as follows:

	Classification on the Consolidated Balance Sheets	October 31, 2021	November 1, 2020
		(In millions)
ROU assets - operating leases	Other long-term assets	$588	$589
ROU assets - finance leases	Property, plant and equipment, net	$55	$62

Short-term lease liabilities - operating leases	Other current liabilities	$83	$100
Long-term lease liabilities - operating leases	Other long-term liabilities	$460	$527
Short-term lease liabilities - finance leases	Current portion of long-term debt	$26	$20
Long-term lease liabilities - finance leases	Long-term debt	$39	$48
Future minimum lease payments under non-cancelable leases as of October 31, 2021 were as follows:

	October 31, 2021
	Operating Leases	Finance Leases

	(In millions)
2022	$101	$28
2023	86	18
2024	67	18
2025	57	2
2026	46	2
Thereafter	311	—
Total undiscounted liabilities	668	68
Less: interest	(125)	(3)
Present value of lease liabilities	$543	$65

7. Goodwill and Intangible Assets
Goodwill

	Semiconductor Solutions	Infrastructure Software	IP Licensing	Total

	(In millions)
Balance as of November 3, 2019	$25,929	$10,776	$9	$36,714
Reallocation due to change in segments	9	—	(9)	—
Acquisitions	35	6,712	—	6,747
Sale of business	(14)	—	—	(14)
Balance as of November 1, 2020	25,959	17,488	—	43,447
Acquisition	—	10	—	10
Sale of business	—	(7)	—	(7)
Balance as of October 31, 2021	$25,959	$17,491	$—	$43,450
In fiscal year 2020, we reassigned goodwill balances among our reportable segments to reflect changes in our segment structure.
During the fourth quarter of fiscal years 2021, 2020 and 2019, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of these years.
Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of October 31, 2021:
Purchased technology	$23,932	$(17,148)	$6,784
Customer contracts and related relationships	8,356	(4,533)	3,823
Order backlog	2,579	(2,352)	227
Trade names	787	(386)	401
Other	239	(127)	112
Intangible assets subject to amortization	35,893	(24,546)	11,347
IPR&D	27	—	27
Total	$35,920	$(24,546)	$11,374

As of November 1, 2020:
Purchased technology	$24,119	$(13,925)	$10,194
Customer contracts and related relationships	8,389	(3,179)	5,210
Order backlog	2,579	(1,836)	743
Trade names	797	(322)	475
Other	252	(117)	135
Intangible assets subject to amortization	36,136	(19,379)	16,757
IPR&D	25	—	25
Total	$36,161	$(19,379)	$16,782

Based on the amount of intangible assets subject to amortization at October 31, 2021, the expected amortization expense for each of the next five fiscal years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2022	$4,365
2023	3,237
2024	2,367
2025	659
2026	323
Thereafter	396
Total	$11,347
The weighted-average amortization periods remaining by intangible asset category were as follows:

Amortizable intangible assets:	October 31, 2021	November 1, 2020

	(In years)
Purchased technology	4	5
Customer contracts and related relationships	3	4
Order backlog	2	2
Trade names	8	9
Other	9	10

8. Net Income Per Share

	Fiscal Year
	2021	2020	2019

	(In millions, except per share data)
Numerator:
Income from continuing operations	$6,736	$2,961	$2,736
Dividends on preferred stock	(299)	(297)	(29)
Income from continuing operations attributable to common stock	6,437	2,664	2,707
Loss from discontinued operations, net of income taxes, attributable to common stock	—	(1)	(12)
Net income attributable to common stock	$6,437	$2,663	$2,695

Denominator:
Weighted-average shares outstanding - basic	410	402	398
Dilutive effect of equity awards	19	19	21
Weighted-average shares outstanding - diluted	429	421	419

Basic income per share attributable to common stock:
Income per share from continuing operations	$15.70	$6.62	$6.80
Loss per share from discontinued operations	—	—	(0.03)
Net income per share	$15.70	$6.62	$6.77

Diluted income per share attributable to common stock:
Income per share from continuing operations	$15.00	$6.33	$6.46
Loss per share from discontinued operations	—	—	(0.03)
Net income per share	$15.00	$6.33	$6.43
For fiscal years 2021, 2020 and 2019, diluted net income per share excluded the potentially dilutive effect of 12 million, 12 million and 1 million shares of common stock, respectively, issuable upon the conversion of Mandatory Convertible Preferred Stock, as defined in Note 11. “Stockholders’ Equity,” as their effect was antidilutive.
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
Post-Retirement Benefit Plans.  Certain of our U.S. employees who meet the retirement eligibility requirements as of their termination dates, may receive post-retirement medical benefits under our retiree medical account program. The majority of the eligible employees receive a medical benefit spending account of $55,000 upon retirement to pay premiums for medical coverage through the maximum age of 75 as a retiree.
Our group life insurance plan offers post-retirement life insurance coverage for certain U.S. employees.

Net Periodic Benefit (Income) Cost

	Pension Benefits			Post-Retirement Benefits
	Fiscal Year			Fiscal Year
	2021	2020	2019	2021	2020	2019

	(In millions)
Service cost	$11	$12	$10	$—	$—	$—
Interest cost	39	45	58	3	3	3
Expected return on plan assets	(40)	(46)	(59)	(3)	(3)	(3)
Other	1	(3)	1	1	1	(1)
Net periodic benefit (income) cost	$11	$8	$10	$1	$1	$(1)

Net actuarial (gain) loss	$8	$(28)	$13	$3	$—	$11
The components of net periodic benefit (income) cost other than the service cost are included in other income, net. Service cost is recognized in operating expenses.
Funded Status

	Pension Benefits		Post-Retirement Benefits
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020

	(In millions)
Change in plan assets:
Fair value of plan assets — beginning of period	$1,593	$1,539	$88	$85
Actual return on plan assets	20	129	(2)	5
Employer contributions	9	13	1	1
Payments from plan assets	(102)	(96)	(3)	(3)
Foreign currency impact	1	8	—	—
Fair value of plan assets — end of period	1,521	1,593	84	88
Change in benefit obligations:
Benefit obligations — beginning of period	1,588	1,553	95	93
Service cost	11	12	—	—
Interest cost	39	45	3	3
Actuarial (gain) loss	(11)	61	(2)	2
Benefit payments	(102)	(96)	(3)	(3)
Curtailments	(1)	(6)	—	—
Benefit obligations assumed in an acquisition	—	10	—	—
Foreign currency impact	2	9	—	—
Benefit obligations — end of period	1,526	1,588	93	95

Overfunded (underfunded) status of benefit obligations (a)	$(5)	$5	$(9)	$(7)

Actuarial losses and prior service costs recognized in accumulated other comprehensive loss, net of taxes	$(100)	$(94)	$(16)	$(14)
_______________________________
(a)Substantially all amounts recognized in the consolidated balance sheets were recorded in other long-term assets and other long-term liabilities for all periods presented.

Plans with benefit obligations in excess of plan assets:

	Pension Benefits		Post-Retirement Benefits
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020

	(In millions)
Projected benefit obligations	$83	$82	$—	$—
Accumulated benefit obligations	$65	$68	$13	$15
Fair value of plan assets	$13	$11	$—	$—
Plans with benefit obligations less than plan assets:

	Pension Benefits		Post-Retirement Benefits
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020

	(In millions)
Projected benefit obligations	$1,443	$1,506	$—	$—
Accumulated benefit obligations	$1,442	$1,505	$80	$80
Fair value of plan assets	$1,508	$1,582	$84	$88
The fair value of pension plan assets as of October 31, 2021 and November 1, 2020 included $174 million and $160 million, respectively, of assets for our non-U.S. pension plans.
The projected benefit obligations as of October 31, 2021 and November 1, 2020 included $217 million and $206 million, respectively, of obligations related to our non-U.S. pension plans. The accumulated benefit obligations as of October 31, 2021 and November 1, 2020 included $199 million and $190 million, respectively, of obligations related to our non-U.S. pension plans.
Expected Future Benefit Payments

Fiscal Years:	Pension Benefits	Post-Retirement Benefits

	(In millions)
2022	$94	$8
2023	$94	$4
2024	$94	$4
2025	$94	$4
2026	$93	$4
2027-2031	$447	$23
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
Substantially all of the plan assets are for the U.S. qualified pension plan. The target asset allocation for this plan reflects a risk/return profile that we believe is appropriate relative to the liability structure and return goals for the plan. We periodically review the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. For both fiscal years 2021 and 2020, 100% of the U.S. qualified pension plan assets were allocated to fixed income, in line with the target allocation. The fixed income allocation is primarily directed toward long-term core bond investments, with smaller allocations to Treasury Inflation-Protected Securities and high-yield bonds.

Fair Value Measurement of Defined Benefit Pension Plan Assets

	October 31, 2021
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Total

	(In millions)
Cash equivalents	$24	(a)	$—		$24
Equity securities:
Non-U.S. equity securities	28	(b)	—		28
Fixed-income securities:
U.S. treasuries	—		186	(c)	186
Corporate bonds	—		1,222	(c)	1,222
Municipal bonds	—		24	(c)	24
Government bonds	—		34	(c)	34
Asset-backed securities	—		3	(c)	3
Total plan assets	$52		$1,469		$1,521

	November 1, 2020
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Total

	(In millions)
Cash equivalents	$42	(a)	$—		$42
Equity securities:
Non-U.S. equity securities	26	(b)	—		26
Fixed-income securities:
U.S. treasuries	—		158	(c)	158
Corporate bonds	—		1,307	(c)	1,307
Municipal bonds	—		22	(c)	22
Government bonds	—		36	(c)	36
Asset-backed securities	—		2	(c)	2
Total plan assets	$68		$1,525		$1,593
______________________________
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
Post-Retirement Benefit Plan Investment Policy
Our overall investment strategy for the group life insurance plan is to allocate assets in a manner that seeks to both maximize the safety of promised benefits and minimize the cost of funding those benefits. The target asset allocation for plan assets reflects a risk/return profile that we believe is appropriate relative to the liability structure and return goals for the plan. We periodically review the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. We set the overall portfolio allocation and use an investment manager that directs the investment of funds consistent with that allocation. The investment manager invests the plan assets in index funds that it manages. For both fiscal years 2021 and 2020, 100% of plan assets were allocated to commingled funds that invested in fixed income, in line with the target allocation. The fair value of the commingled funds are measured using net asset value per share as a practical expedient.
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

	Assumptions for Benefit Obligations as of		Assumptions for Net Periodic Benefit (Income) Cost Fiscal Year
	October 31, 2021	November 1, 2020	2021	2020	2019
Defined benefit pension plans:
Discount rate	0.75%-6.50%	0.61%-6.54%	0.61%-6.54%	0.47%-7.00%	0.50%-8.00%
Average increase in compensation levels	2.00%-10.00%	2.00%-10.00%	2.00%-10.00%	2.00%-10.00%	1.80%-10.00%
Expected long-term return on assets	N/A	N/A	1.00%-8.00%	1.50%-7.80%	1.50%-7.75%

	Assumptions for Benefit Obligations as of		Assumptions for Net Periodic Benefit (Income) Cost Fiscal Year
	October 31, 2021	November 1, 2020	2021	2020	2019
Post-retirement benefit plans:
Discount rate	2.30%-2.90%	2.10%-2.90%	2.10%-2.90%	2.80%-3.20%	4.12%-4.60%
Average increase in compensation levels	3.00%	3.00%	3.00%	3.00%	3.00%
Expected long-term return on assets	N/A	N/A	2.90%	3.20%	4.80%

	Assumed Health Care Cost Trend Rate Used to Measure the Expected Cost of Benefits as of
	October 31, 2021	November 1, 2020

Health care cost trend rate assumed for next year	6.75%	7.25%
Rate to which the health care cost trend rate is assumed to decline (ultimate health care cost trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate health care cost trend rate	2029	2029
Defined Contribution Plans
Our eligible U.S. employees participate in a company-sponsored 401(k) plan. Under the plan, we match employees contributions dollar for dollar up to 6% of their eligible earnings. All matching contributions vest immediately. During fiscal years 2021, 2020 and 2019, we made contributions of $94 million, $99 million and $89 million, respectively, to the 401(k) plan.
In addition, other eligible employees outside of the U.S. receive retirement benefits under various defined contribution retirement plans.

10. Borrowings

	Effective Interest Rate	October 31, 2021	November 1, 2020

	(In millions, except percentages)
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%	$3,250	$—
3.187% notes due November 2036	4.79%	2,750	—
		6,000	—
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	2,250	—
3.469% notes due April 2034	4.63%	3,250	—
		5,500	—
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	—
2.450% notes due February 2031	2.56%	2,750	—
2.600% notes due February 2033	2.70%	1,750	—
3.500% notes due February 2041	3.60%	3,000	—
3.750% notes due February 2051	3.84%	1,750	—
		10,000	—
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	752	1,695
4.110% notes due September 2028	5.02%	1,965	2,222
		2,717	3,917
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	105	1,000
3.150% notes due November 2025	3.29%	900	2,250
4.150% notes due November 2030	4.27%	2,679	2,750
4.300% notes due November 2032	4.39%	2,000	2,000
		5,684	8,000
April 2020 Senior Notes - fixed rate
4.700% notes due April 2025	4.88%	1,020	2,250
5.000% notes due April 2030	5.18%	1,086	2,250
		2,106	4,500
November 2019 Term Loans - floating rate
LIBOR plus 1.125% term loan due November 2022	1.54%	—	1,819
LIBOR plus 1.250% term loan due November 2024	1.56%	—	4,069
		—	5,888
April 2019 Senior Notes - fixed rate
3.125% notes due April 2021	3.61%	—	525
3.125% notes due October 2022	3.53%	—	693
3.625% notes due October 2024	3.98%	622	1,044
4.250% notes due April 2026	4.54%	944	2,500
4.750% notes due April 2029	4.95%	1,958	3,000
		3,524	7,762
2017 Senior Notes - fixed rate
2.200% notes due January 2021	2.41%	—	282
3.000% notes due January 2022	3.21%	255	842

	Effective Interest Rate	October 31, 2021	November 1, 2020

	(In millions, except percentages)
2.650% notes due January 2023	2.78%	260	1,000
3.625% notes due January 2024	3.74%	829	1,352
3.125% notes due January 2025	3.23%	495	1,000
3.875% notes due January 2027	4.02%	2,922	4,800
3.500% notes due January 2028	3.60%	777	1,250
		5,538	10,526
Assumed CA Senior Notes - fixed rate
3.600% notes due August 2022	4.07%	—	283
4.500% notes due August 2023	4.10%	143	250
4.700% notes due March 2027	5.15%	265	350
		408	883
Other borrowings
2.500% - 4.500% senior notes due August 2022 - August 2034	2.59% - 4.55%	22	22
Total principal amount outstanding		41,499	41,498
Less: Unamortized discount and issuance costs		(1,834)	(504)
Total debt		$39,665	$40,994
As of October 31, 2021 and November 1, 2020, short-term finance lease liabilities of $26 million and $20 million, respectively, were included in the current portion of long-term debt and long-term finance lease liabilities of $39 million and $48 million, respectively, were included in long-term debt.
September 2021 Senior Notes
In September 2021, we completed our private offers to exchange $6.0 billion of certain of our outstanding notes maturing between 2025 and 2030 (the “September 2021 Exchange Offer”) for $3,250 million of 3.137% new senior unsecured notes due November 2035 and $2,750 million of 3.187% new senior unsecured notes due November 2036 (collectively, the “September 2021 Senior Notes”). As a result of the September 2021 Exchange Offer, we paid premiums of $762 million, which were included in unamortized discount and issuance costs. We may redeem or purchase, in whole or in part, any of the September 2021 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the September 2021 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest. As of October 31, 2021, the September 2021 Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
March 2021 Senior Notes
In March 2021, we completed our private offers to exchange $5.5 billion of certain of our outstanding notes maturing between 2024 and 2027 (the “March 2021 Exchange Offer”) for $2,250 million of 3.419% new senior unsecured notes due April 2033 and $3,250 million of 3.469% new senior unsecured notes due April 2034 (collectively, the “March 2021 Senior Notes”). As a result of the March 2021 Exchange Offer, we paid premiums of $581 million, which were included in unamortized discount and issuance costs. We may redeem or purchase, in whole or in part, any of the March 2021 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the March 2021 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest. As of October 31, 2021, the March 2021 Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.

In connection with the March 2021 Exchange Offer, Broadcom Corporation (“BRCM”) and Broadcom Technologies Inc. (“BTI”) were automatically and unconditionally released from their guarantees in accordance with the respective indentures governing the January 2021 Senior Notes, June 2020 Senior Notes, May 2020 Senior Notes, April 2020 Senior Notes, and April 2019 Senior Notes, as defined below respectively.
January 2021 Senior Notes
In January 2021, we issued $10 billion of senior unsecured notes (the “January 2021 Senior Notes”). We may redeem or purchase, in whole or in part, any of the January 2021 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the January 2021 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest. As of October 31, 2021, the January 2021 Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
Using the net proceeds from the January 2021 Senior Notes, we repaid the outstanding balance of $5,888 million of our unsecured term A-3 facility and unsecured term A-5 facility under the credit agreement entered into on November 4, 2019 (the “November 2019 Credit Agreement”), repurchased $3,830 million of certain of our outstanding notes maturing between 2021 and 2023 through a cash tender offer and redemption, and repaid $282 million of our 2.200% notes upon maturity in January 2021. As a result of these repayments and repurchases, we incurred premiums of $151 million and wrote off $47 million of unamortized discount and issuance costs, both of which were included in interest expense.
January 2021 Credit Agreement
In January 2021, we entered into a credit agreement (the “January 2021 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility (the “Revolving Facility”), of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under the Revolving Facility for revolving loans. Subject to the terms of the January 2021 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the January 2021 Credit Agreement. In connection with the January 2021 Credit Agreement, we terminated the credit agreement entered into on May 7, 2019 (the “May 2019 Credit Agreement”), which provided for a five-year $5 billion unsecured revolving credit facility, and the November 2019 Credit Agreement. As of October 31, 2021, we had no borrowings outstanding under the Revolving Facility.
June 2020 Senior Notes
In June 2020, we completed our private offers to exchange $3,742 million of certain series of our outstanding notes maturing between 2021 and 2024, for $1,695 million of new senior notes due 2026 and $2,222 million of new senior notes due 2028 (collectively, the “June 2020 Senior Notes”). As a result of this exchange, we paid premiums of $177 million, which were included in unamortized discount and issuance costs. We may redeem or purchase, in whole or in part, any of the June 2020 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the June 2020 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest. The June 2020 Senior Notes are recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
May 2020 Senior Notes
In May 2020, we issued $8 billion of senior unsecured notes (the “May 2020 Senior Notes”). We may redeem or purchase, in whole or in part, any of the May 2020 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the May 2020 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest. The May 2020 Senior Notes are recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
The net proceeds from this issuance, together with the remaining net proceeds from the issuance of the April 2020 Senior Notes, as defined below, were used to repay an aggregate of $5,424 million of term loans outstanding under the November 2019 Credit Agreement, consisting of repayments of $2,712 million of each of our unsecured term A-3 and A-5 facilities and $3 billion of borrowings outstanding under the unsecured revolving credit facility provided by the May 2019 Credit Agreement.

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
Pursuant to a cash tender offer that we completed in April 2020, we repurchased $2,361 million of our 3.000% notes due January 2022, $1,274 million of our 3.125% notes due April 2021 and $351 million of our 2.200% notes due January 2021 with the net proceeds from the April 2020 Senior Notes. As a result of these repurchases, we incurred premiums of $78 million and wrote off $15 million of unamortized discount and issuance costs, both of which were included in interest expense.
November 2019 Term Loans
On November 4, 2019, in connection with the acquisition of the Symantec Business, we entered into the November 2019 Credit Agreement, which provides for a $7,750 million unsecured term A-3 facility and a $7,750 million unsecured term A-5 facility (collectively, the “November 2019 Term Loans”). We used net proceeds from the November 2019 Term Loans to fund the $10.7 billion Symantec Business acquisition and to repay $750 million principal amount of 5.375% notes due December 2019 and $2,750 million principal amount of 2.375% notes due January 2020, on their respective maturity dates. During fiscal year 2020, we repaid an aggregate of $9,612 million of our November 2019 Term Loans, consisting of repayments of $5,931 million and $3,681 million of our unsecured term A-3 and A-5 facilities, respectively, and wrote off $60 million of unamortized discount and issuance costs. During fiscal year 2021, we repaid the remaining outstanding balance of the November 2019 Term Loans using the proceeds from the January 2021 Senior Notes.
April 2019 Senior Notes
In April 2019, we issued $11 billion of senior unsecured notes (the “April 2019 Senior Notes”). We may redeem or purchase, in whole or in part, any of the April 2019 Senior Notes prior to their respective maturities, subject to a make-whole premium determined in accordance with the indenture governing the April 2019 Senior Notes, plus accrued and unpaid interest. The April 2019 Senior Notes are recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.
Registered Exchange Offer
In connection with the issuance of the June 2020 Senior Notes, the May 2020 Senior Notes, the April 2020 Senior Notes (collectively, the “2020 Senior Notes”) and the April 2019 Senior Notes, we entered into registration rights agreements, pursuant to which we were obligated to use commercially reasonable efforts to file with the Securities and Exchange Commission (the “SEC”), and cause to be declared effective, a registration statement with respect to an offer to exchange (the “Registered Exchange Offer”) each series of the 2020 Senior Notes and the April 2019 Senior Notes for notes that are registered with the SEC (the “Registered Notes”), with substantially identical terms. We completed the Registered Exchange Offer on August 10, 2020. Substantially all of our 2020 Senior Notes and April 2019 Senior Notes were tendered and exchanged for the corresponding Registered Notes in the Registered Exchange Offer.
Commercial Paper
    In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under the Revolving Facility. As our commercial paper program is supported by the Revolving Facility, we have the ability and intent to continuously refinance Commercial Paper. As of October 31, 2021 and November 1, 2020, we had no Commercial Paper outstanding.
2017 Senior Notes
During the fiscal year ended October 29, 2017, Broadcom Cayman Finance Limited, which subsequently merged into BTI during fiscal year 2019 with BTI remaining as the surviving entity, and BRCM issued $17,550 million of senior unsecured notes (the “2017 Senior Notes”). Our 2017 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom and BTI. We may redeem or purchase, in whole or in part, any of the 2017

Senior Notes prior to their respective maturities, subject to a make-whole premium determined in accordance with the indenture governing the 2017 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest.
During the fiscal year ended November 4, 2018, substantially all of the 2017 Senior Notes were tendered and exchanged for notes registered with the SEC, with substantially identical terms.
Assumed CA Senior Notes
In connection with our acquisition of CA during fiscal year 2019, we assumed $2.25 billion CA’s outstanding senior unsecured notes (the “Assumed CA Senior Notes”). CA remains the sole obligor under the Assumed CA Senior Notes. We may redeem all or a portion of the Assumed CA Senior Notes at any time, subject to a specified make-whole premium as set forth with the indenture governing the Assumed CA Senior Notes. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest.
Fair Value of Debt
As of October 31, 2021, the estimated aggregate fair value of our debt was $43,392 million. The fair value of our senior notes was determined using quoted prices from less active markets. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of October 31, 2021 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2022	$264
2023	403
2024	1,563
2025	1,515
2026	2,596
Thereafter	35,158
Total	$41,499
    As of October 31, 2021 and November 1, 2020, we accrued interest payable of $282 million and $304 million, respectively, and were in compliance with all debt covenants.
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

On September 30, 2022, unless earlier converted, each outstanding share of Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock at a rate between the then minimum and maximum conversion rates. At any time prior to September 30, 2022, holders may elect to convert each share of Mandatory Convertible Preferred Stock into shares of our common stock at the then minimum conversion rate. The conversion rates are subject to anti-dilution adjustments. As of October 31, 2021, the minimum conversion rate was 3.0822 and the maximum conversion rate was 3.6025.
We recognized $27 million of accrued preferred stock dividends at each of October 31, 2021 and November 1, 2020, which were presented as temporary equity in our consolidated balance sheets.
Cash Dividends Declared and Paid

	Fiscal Year
	2021	2020	2019

	(In millions, except per share data)
Dividends per share to common stockholders	$14.40	$13.00	$10.60
Dividends to common stockholders	$5,913	$5,235	$4,235
Dividends per share to preferred stockholders	$80.00	$80.00	$—
Dividends to preferred stockholders	$299	$299	$—
Stock Repurchase Program
Pursuant to an $18 billion stock repurchase program previously authorized by our Board of Directors, we repurchased and retired approximately 21 million shares of our common stock for $5,435 million during fiscal year 2019. This authorization ended on November 3, 2019.
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time on or prior to December 31, 2022. Repurchases under our stock repurchase program may be effected through a variety of methods, including open market or privately negotiated purchases. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. We are not obligated to repurchase any specific amount of shares of common stock, and the stock repurchase program may be suspended or terminated at any time.
Equity Incentive Award Plan
2012 Plan
In connection with the acquisition of BRCM, we assumed the BRCM 2012 Stock Incentive Plan (the “Original 2012 Plan”) and outstanding unvested RSUs originally granted by BRCM under the Original 2012 Plan that were held by continuing employees. During the second quarter of fiscal year 2021, our stockholders approved the amendment and restatement of the Original 2012 Plan, now called Broadcom Inc. 2012 Stock Incentive Plan (the “Amended 2012 Plan”). Under the Amended 2012 Plan, we may grant to employees stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant, restricted stock awards and RSUs. No participant may be granted such awards for more than an aggregate of 4 million shares in any fiscal year. Equity awards granted under the Amended 2012 Plan generally vest over four years. The Amended 2012 Plan reduced the number of shares available for new equity award grants to 20 million shares and removed the annual share replenishment provision provided under the Original 2012 Plan. We will make no further equity award grants under our LSI Corporation 2003 Equity Incentive Plan, which we assumed in connection with the acquisition of LSI Corporation. As of October 31, 2021, 21 million shares remained available for issuance under the Amended 2012 Plan.
We may grant market-based RSUs with both a service condition and a market condition as part of our equity compensation programs. The market-based RSUs generally vest over four years, subject to satisfaction of market conditions. During fiscal years 2021, 2020 and 2019, we granted market-based RSUs under which grantees may receive the number of shares ranging from 0% to 300% of the original grant at vesting based upon the total stockholder return (“TSR”) on our common stock on an absolute basis and as compared to the TSR of an index group of companies.

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
Stock-Based Compensation Expense

	Fiscal Year
	2021	2020	2019

	(In millions)
Cost of products sold	$78	$109	$120
Cost of subscriptions and services	65	50	43
Research and development	1,199	1,419	1,532
Selling, general and administrative	362	398	490
Total stock-based compensation expense (a)	$1,704	$1,976	$2,185

Estimated income tax benefits for stock-based compensation	$283	$345	$400
Excess income tax benefits for stock-based awards exercised or released	$310	$147	$232
_________________________________
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
During the first quarter of fiscal year 2019, the Compensation Committee of our Board of Directors approved a broad-based program of multi-year equity grants of time- and market-based RSUs (the “Multi-Year Equity Awards”) in lieu of our annual employee equity awards historically granted on March 15 of each year. Each Multi-Year Equity Award vests on the same basis as four annual grants made March 15 of each year, beginning in fiscal year 2019, with successive four-year vesting periods. Stock-based compensation expense related to the Multi-Year Equity Awards was $816 million, $902 million and $890 million for fiscal years 2021, 2020 and 2019, respectively.
In connection with the amendment to the vesting of certain time-based RSUs from an annual cycle to a quarterly cycle, we recognized approximately $140 million in incremental compensation cost during fiscal year 2019.
As of October 31, 2021, the total unrecognized compensation cost related to unvested stock-based awards was $2,967 million, which is expected to be recognized over the remaining weighted-average service period of 2.9 years.
The following table summarizes the weighted-average assumptions utilized to calculate the fair value of market-based awards granted in the periods presented:

	Fiscal Year
	2021	2020	2019
Risk-free interest rate	0.3%	1.2%	2.7%
Dividend yield	3.0%	4.7%	4.4%
Volatility	39.0%	31.2%	33.0%
Expected term (in years)	3.4	4.0	4.0
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
The expected term was commensurate with the awards’ contractual terms.
Restricted Stock Unit Awards
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 4, 2018	18	$195.50
Assumed in CA Merger	1	$206.14
Granted	33	$183.64
Vested	(10)	$192.28
Forfeited	(2)	$182.80
Balance as of November 3, 2019	40	$188.52
Granted	3	$252.36
Vested	(8)	$210.84
Forfeited	(3)	$198.17
Balance as of November 1, 2020	32	$188.35
Granted	2	$408.69
Vested	(8)	$214.15
Forfeited	(3)	$189.84
Balance as of October 31, 2021	23	$200.38
The aggregate fair value of time- and market-based RSUs that vested in fiscal years 2021, 2020 and 2019 was $3,715 million, $2,254 million and $2,958 million, respectively, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
Stock Option Awards
As of October 31, 2021, our stock options outstanding were not material. The aggregate intrinsic value of stock options exercised in fiscal years 2021, 2020 and 2019 was $339 million, $917 million and $761 million, respectively.
12. Income Taxes
Components of Income from Continuing Operations Before Income Taxes
The following table presents the components of income from continuing operations before income taxes for financial reporting purposes:

	Fiscal Year
	2021	2020	2019

	(In millions)
Domestic loss	$(3,103)	$(4,221)	$(4,116)
Foreign income	9,868	6,664	6,342
Income from continuing operations before income taxes	$6,765	$2,443	$2,226
Components of Provision for (Benefit from) Income Taxes
The provision for income taxes in fiscal year 2021 was primarily due to higher income from continuing operations, offset in part by excess tax benefits from stock-based awards, a benefit from foreign derived intangible income, and the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements.

The benefit from income taxes in fiscal year 2020 was primarily due to jurisdictional mix of income and expense, the recognition of gross uncertain tax benefits as a result of lapses of statutes of limitations, the remeasurement of certain foreign deferred tax assets and liabilities, and excess tax benefits from stock-based awards.
The benefit from income taxes in the fiscal year 2019 was primarily due to excess tax benefits from stock-based awards, the recognition of gross unrecognized tax benefits as a result of audit settlements and lapses of statutes of limitations net of increases in balances related to tax positions taken during the year, deferred tax remeasurement in state and foreign jurisdictions, internal reorganizations, and the partial release of our valuation allowance as a result of the CA Merger, partly offset by a change in estimate of our fiscal year 2018 provision resulting from regulations issued related to the U.S. Tax Cuts and Jobs Act (“2017 Tax Reform Act”).
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
Before taking into consideration the effects of the 2017 Tax Reform Act and other indirect tax impacts, the effect of these tax incentives and tax holiday was to decrease the provision for income taxes by approximately $1,156 million for fiscal year 2021 and increase the benefit from income taxes by approximately $833 million and $923 million for fiscal years 2020 and 2019, respectively.
Significant components of provision for (benefit from) income taxes are as follows:

	Fiscal Year
	2021	2020	2019

	(In millions)
Current tax expense (benefit from):
Federal	$446	$7	$(49)
State	46	51	(16)
Foreign	534	506	342
	1,026	564	277
Deferred tax expense (benefit from):
Federal	(876)	(627)	(497)
State	(114)	(161)	(113)
Foreign	(7)	(294)	(177)
	(997)	(1,082)	(787)
Total provision for (benefit from) income taxes	$29	$(518)	$(510)

Rate Reconciliation

	Fiscal Year
	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
State, net of federal benefit	(0.8)	(3.6)	(4.6)
Foreign income taxed at different rates	(22.8)	(48.6)	(52.5)
Deemed inclusion of foreign earnings	12.7	23.3	25.9
Foreign-derived intangible income deduction	(3.1)	(1.5)	—
Deferred taxes on unremitted foreign earnings	(0.7)	(1.1)	1.9
Excess tax benefits from stock-based compensation	(4.6)	(6.0)	(10.4)
Research and development credit	(2.3)	(4.3)	(7.6)
Other, net	1.0	(0.4)	(1.7)
2017 Tax Reform Act	—	—	5.1
Effective tax rate on income before income taxes	0.4%	(21.2)%	(22.9)%
Summary of Deferred Income Taxes

	October 31, 2021	November 1, 2020

	(In millions)
Deferred income tax assets:
Net operating loss, credit and other carryforwards	$1,774	$1,773
Deferred revenue	1,332	529
Employee stock awards	192	273
Other deferred income tax assets	446	449
Gross deferred income tax assets	3,744	3,024
Less: valuation allowance	(1,782)	(1,707)
Deferred income tax assets	1,962	1,317
Deferred income tax liabilities:
Depreciation and amortization	847	1,477
Unamortized discount and issuance costs	374	57
Foreign earnings not indefinitely reinvested	73	112
Deferred income tax liabilities	1,294	1,646

Net deferred income tax assets (liabilities)	$668	$(329)
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards. The increase in net deferred income tax assets was primarily a result of an increase in deferred revenue and amortization of acquisition-related intangible assets, offset in part by unamortized discount and issuance costs included in the consolidated statement of operations.
In connection with the acquisition of the Symantec Business in November 2019, we established $28 million of net deferred tax assets primarily as a result of the difference in book basis and tax basis related to acquired assets. In connection with the CA Merger in November 2018, we established $2,434 million of net deferred tax liabilities on the excess of the book basis over the tax basis of acquired identified intangible assets and investments in certain foreign subsidiaries that had not been indefinitely reinvested, partially offset by acquired tax attributes.
We continue to indefinitely reinvest $2,291 million of certain accumulated foreign earnings. The unrecognized deferred income tax liability related to these earnings is estimated to be $241 million. All other current and future earnings of all our foreign subsidiaries are not considered permanently reinvested.

The increase in the valuation allowance to $1,782 million in fiscal year 2021 from $1,707 million in fiscal year 2020 was primarily due to state and foreign deferred tax assets arising from credits and net operating loss carryforwards not expected to be realized.
As of October 31, 2021, we had U.S. federal net operating loss carryforwards of $51 million, U.S. state net operating loss carryforwards of $2,610 million and foreign net operating loss carryforwards of $782 million, all of which expire in various years beginning fiscal year 2022. We also had $83 million, $1,896 million and $43 million of U.S. federal, state, and foreign research and development tax credits, respectively. U.S. federal, state and foreign research and development credits, if not utilized, begin to expire in fiscal years 2022, 2022 and 2023, respectively.
Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before their utilization. The events that may cause ownership changes include, but are not limited to, a cumulative stock ownership change of greater than 50% over a three year period.
Uncertain Tax Positions
Gross unrecognized tax benefits increased by $282 million during fiscal year 2021, resulting in gross unrecognized tax benefits of $5,030 million as of October 31, 2021. Gross unrecognized tax benefits increased by $326 million during fiscal year 2020, resulting in gross unrecognized tax benefits of $4,748 million as of November 1, 2020. Gross unrecognized tax benefits increased by $392 million during fiscal year 2019, resulting in gross unrecognized tax benefits of $4,422 million as of November 3, 2019.
We recognize interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes. Accrued interest and penalties were included within other long-term liabilities. During fiscal years 2021 and 2020, we recognized interest and penalties of $46 million and $37 million, respectively, within the provision for (benefit from) income taxes. There was no amount recognized during fiscal year 2019. As of October 31, 2021 and November 1, 2020, the combined amount of cumulative accrued interest and penalties was approximately $386 million and $340 million, respectively.
The following table reconciles the beginning and ending balance of gross unrecognized tax benefits:

	Fiscal Year
	2021	2020	2019

	(In millions)
Beginning balance	$4,748	$4,422	$4,030
Lapses of statutes of limitations	(58)	(95)	(36)
Increases in balances related to tax positions taken during prior periods (including those related to acquisitions made during the year)	41	98	467
Decreases in balances related to tax positions taken during prior periods	—	(14)	(270)
Increases in balances related to tax positions taken during current period	337	379	460
Decreases in balances related to settlements with taxing authorities	(38)	(42)	(229)
Ending balance	$5,030	$4,748	$4,422
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of October 31, 2021 and November 1, 2020, approximately $5,416 million and $5,088 million of the unrecognized tax benefits and accrued interest and penalties would affect our effective tax rate, respectively.
We are subject to U.S. income tax examination for fiscal years 2015 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside of the U.S. for fiscal years 2008 and later. It is possible that our existing unrecognized tax benefits may change up to $289 million as a result of lapses of the statute of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.
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
Infrastructure software. We provide a portfolio of software solutions that enables customers to plan, develop, automate, manage and secure applications across mainframe, distributed, mobile and cloud platforms. Our portfolio of industry-leading infrastructure and security software is designed to modernize, optimize, and secure the most complex hybrid environments, enabling scalability, agility, automation, insights, resiliency and security. We also offer mission critical FC SAN products and related software.
Our CODM assesses the performance of each segment and allocates resources to each segment based on net revenue and operating results and does not evaluate each segment using discrete asset information. Operating results by segment include items that are directly attributable to each segment and also include shared expenses such as global operations, including manufacturing support, logistics and quality control, expenses associated with selling, general and administrative activities, facilities and IT expenses. Shared expenses are primarily allocated based on revenue and headcount.
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

	Fiscal Year
	2021	2020	2019

	(In millions)
Net revenue:
Semiconductor solutions	$20,383	$17,267	$17,441
Infrastructure software	7,067	6,621	5,156
Total net revenue	$27,450	$23,888	$22,597

Operating income:
Semiconductor solutions	$10,976	$8,576	$8,538
Infrastructure software	4,936	4,363	3,391
Unallocated expenses	(7,393)	(8,925)	(8,485)
Total operating income	$8,519	$4,014	$3,444
Geographic Information
Net revenue by country is based primarily on the geographic shipment or delivery location as specified by the distributors, OEMs, contract manufacturers, channel partners, or software customers who purchased our products or services. For the majority of our products, title and control transfer to our customers in Penang, Malaysia. The products are then transported to the customer specific locations. Net revenue from the United States for fiscal years 2021, 2020 and 2019 was $5,285 million, $4,778 million and $4,235 million, respectively. Net revenue from China (including Hong Kong) for fiscal years 2021, 2020 and 2019 was $9,752 million, $7,808 million and $8,056 million, respectively. Net revenue from Singapore for fiscal years 2021 and 2019 was $2,754 million and $2,507 million, respectively (the amount was less than 10% for fiscal year 2020). Net revenue from other foreign countries for fiscal years 2021, 2020 and 2019 was $9,659 million, $11,302 million and $7,799 million, respectively. These geographic delivery locations are not necessarily indicative of the geographic location of our end customers or the country in which our end customers sell devices containing our products. For example, we believe a substantial portion of our products shipped or delivered to China (including Hong Kong) is included in devices sold by our end customers in the United States and Europe.
Long-lived assets include property, plant and equipment and are based on the physical location of the assets.

	October 31, 2021	November 1, 2020

	(In millions)
Long-lived assets:
United States	$1,540	$1,659
Taiwan	313	285
Other	495	565
Total long-lived assets	$2,348	$2,509
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors and channel partners globally. No customer accounted for more than 10% of our net accounts receivable balance as of October 31, 2021 or November 1, 2020. During fiscal years 2021, 2020 and 2019, one customer accounted for 18%, 13% and 17% of our net revenue, respectively. Revenue from this customer was included in our semiconductor solutions segment.
14. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of October 31, 2021:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments
	(In millions)
2022	$1,286	$738
2023	82	178
2024	—	119
2025	—	25
2026	—	48
Thereafter	—	1
Total	$1,368	$1,109
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at October 31, 2021, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,407 million of unrecognized tax benefits and accrued interest and penalties classified within other long-term liabilities on our consolidated balance sheet as of October 31, 2021 have been excluded from the table above.
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
15. Restructuring, Impairment and Disposal Charges
Restructuring Charges
The following is a summary of significant restructuring expense recognized primarily in operating expenses:
•During fiscal year 2021, we initiated cost reduction activities associated with plans to align our workforce with strategic business activities and to improve efficiencies in our operations. As a result, we recognized $149 million of restructuring expense primarily related to employee termination costs during fiscal year 2021. We have substantially completed these restructuring activities.
•Restructuring expense during fiscal year 2020 was primarily related to employee termination and other cost reduction activities related to the acquisition of the Symantec Business of $174 million and the CA Merger of $28 million. We have substantially completed the restructuring activities related to the acquisition of the Symantec Business and the CA Merger.
The following table summarizes the significant activities within, and components of, the restructuring liabilities:

	Employee Termination Costs	Other Exit Costs(a)	Total

	(In millions)
Balance as of November 4, 2018	$16	$6	$22
Liabilities assumed from CA	29	38	67
Restructuring charges	586	160	746
Utilization	(562)	(165)	(727)
Balance as of November 3, 2019	69	39	108
Restructuring charges(b)	186	47	233
Utilization	(221)	(50)	(271)
Effect of adoption of Topic 842(c)	—	(36)	(36)
Balance as of November 1, 2020	34	—	34
Restructuring charges	100	13	113
Utilization	(130)	(13)	(143)
Balance as of October 31, 2021(d)	$4	$—	$4
______________________________
(a)Included $30 million and $134 million of restructuring expense related to the write-down of certain lease-related ROU assets and other lease-related charges during fiscal years 2020 and 2019, respectively.
(b)Included $19 million of restructuring expense related to discontinued operations recognized during fiscal year 2020, which was included in loss from discontinued operations.
(c)Upon adoption of Topic 842, certain restructuring lease liabilities were required to be recognized as a reduction to the corresponding ROU assets.
(d)The majority of the employee termination costs balance is expected to be paid within the next six months.

Restructuring, impairment and disposal charges in our consolidated statement of operations for the fiscal year ended October 31, 2021 included $36 million for the write-down of certain lease-related ROU assets and other lease-related charges. As of October 31, 2021, short-term and long-term lease liabilities included $52 million of liabilities related to restructuring activities.
Impairment and Disposal Charges
During fiscal years 2021 and 2020, impairment and disposal charges of $16 million and $19 million, respectively, primarily related to leasehold improvements. During fiscal year 2019, impairment and disposal charges of $67 million primarily related to property, plant and equipment.
16. Subsequent Events
Preferred Stock Cash Dividends Declared
On December 7, 2021, our Board of Directors declared a quarterly cash dividend of $20.00 per share on our Mandatory Convertible Preferred Stock, payable on December 31, 2021 to stockholders of record on December 15, 2021.
Common Stock Cash Dividends Declared
On December 7, 2021, our Board of Directors declared a quarterly cash dividend of $4.10 per share on our common stock, payable on December 31, 2021 to stockholders of record on December 22, 2021.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions to Allowances	Charges Utilized/ Write-offs	Balance at End of Period

	(In millions)
Accounts receivable allowances:
Distributor credit allowances (1)
Fiscal year ended October 31, 2021	$149	$756	$(777)	$128
Fiscal year ended November 1, 2020	$153	$696	$(700)	$149
Fiscal year ended November 3, 2019	$151	$705	$(703)	$153

Other accounts receivable allowances (2)
Fiscal year ended October 31, 2021	$28	$14	$(40)	$2
Fiscal year ended November 1, 2020	$38	$84	$(94)	$28
Fiscal year ended November 3, 2019	$12	$99	$(73)	$38

Income tax valuation allowances:
Fiscal year ended October 31, 2021	$1,707	$121	$(46)	$1,782
Fiscal year ended November 1, 2020	$1,563	$149	$(5)	$1,707
Fiscal year ended November 3, 2019	$1,347	$284	$(68)	$1,563
________________________________
(1)Distributor credit allowances relate to price adjustments and other allowances.
(2)Other accounts receivable allowances primarily include sales returns and allowance for doubtful accounts.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of October 31, 2021, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting, as of October 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the COVID-19 pandemic, resulting in some of our employees working remotely, this has not meaningfully affected our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
ITEM 9B.OTHER INFORMATION
None.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from sections entitled “Proposal 1 — Election of Directors” and “Corporate Governance” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders. Our executive officers are listed at the end of Item 1 of this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from sections entitled “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Report” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from sections entitled “Stockholder Information — Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from sections entitled “Corporate Governance” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from the section entitled “Proposal 2 — Ratification of Appointment of Our Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:
1. Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:
2. Financial Statement Schedules
The financial statement schedule of the Registrant and its subsidiaries for fiscal years 2021, 2020 and 2019 required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K:

Page
Schedule II - Valuation and Qualifying Accounts	95
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
4.39
Registration Rights Agreement, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, as dealer-managers in connection with the 2020 Exchange Offers.
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
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.47	Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.48	Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.47)	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
4.49	Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.47)	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.50
Registration Rights Agreement, dated as of March 31, 2021, by and among the Company and BofA Securities, Inc. and HSBC Securities (USA) Inc., as dealer-managers in connection with the March 2021 Senior Notes.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.51	Indenture, dated as of September 30, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2021
4.52	Form of 3.137% Senior Notes due 2035 (included in Exhibit 4.51).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2021
4.53	Form of 3.187% Senior Notes due 2036 (included in Exhibit 4.51).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2021
4.54
Registration Rights Agreement, dated as of September 30, 2021, by and among the Company and BNP Paribas Securities Corp., J.P. Morgan Securities LLC and TD Securities (USA) LLC, as dealer-managers in connection with the 2021 Exchange Offers.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2021
10.1	Form of Indemnification and Advancement Agreement (effective April 4, 2018).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
10.2	Credit Agreement, dated as of May 7, 2019, among Broadcom Inc., the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 7, 2019
10.3	Credit Agreement, dated as of November 4, 2019, among Broadcom Inc., the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	November 4, 2019
10.4	Credit Agreement, dated as of January 19, 2021, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
10.5	Lease Agreement dated August 10, 2017 between Five Point Office Venture I, LLC and Broadcom Corporation.	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.6	First Amendment to Lease Agreement by and between Five Point Office Venture 1, LLC and Broadcom Corporation.	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 18, 2020
10.7*	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and Broadcom Corporation.	Broadcom Corporation Current Report on Form 8-K/A (Commission File No. 000-23993)	July 23, 2009
10.8+	Avago Technologies Limited 2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.9+	Broadcom Inc. Employee Stock Purchase Plan (as amended and restated on April 1, 2019).	Broadcom Inc. Definitive Proxy Statement on Schedule 14A (Commission File No. 001-38449)	February 19, 2019

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.10+	LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-195741)	May 6, 2014
10.11+	Amendment to the LSI Corporation 2003 Equity Incentive Plan (effective February 1, 2016).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 23, 2016
10.12+	Amendment to the LSI Corporation 2003 Equity Incentive Plan (effective April 4, 2018).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
10.13+	Broadcom Inc. 2012 Stock Incentive Plan (as amended and restated on April 5, 2021).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 11, 2021
10.14+	Form of Annual Bonus Plan for Executive Employees.	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 23, 2016
10.15+	Form of Option Agreement under Avago Technologies Limited 2009 Equity Incentive Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.16+	Form of Restricted Stock Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan (effective February 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016
10.17+	Form of Restricted Stock Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan (effective December 5, 2017).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.18+	Form of Agreement for Multi-Year Equity Award of Restricted Stock Unit Award under the Avago Technologies Limited 2009 Equity Incentive Award Plan).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 6, 2018
10.19+	Form of Performance Stock Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 9, 2017
10.20+	Form of Performance Share Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Plan (effective March 13, 2018).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 15, 2018
10.21+	Form of Agreement for Multi-Year Equity Award of Performance Stock Units under the Avago Technologies Limited 2009 Equity Incentive Award Plan).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 6, 2018
10.22+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 8, 2020).	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 18, 2020
10.23+	Form of Performance Stock Unit Agreement (Relative TSR) under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 8, 2020).	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 18, 2020
10.24+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan (effective February 1, 2016).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 10, 2016
10.25+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan (effective December 5, 2017).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
10.26+	Form of Restricted Stock Unit Award Agreement under Broadcom Inc. 2012 Stock Incentive Plan (effective April 5, 2021).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 11, 2021
10.27+	Form of Performance Stock Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan.	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 9, 2017
10.28+	Form of Performance Share Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan (effective March 15, 2018).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 15, 2018
10.29+	Form of Performance Stock Unit Award Agreement under the Broadcom Inc. 2012 Stock Incentive Plan (effective April 5, 2021).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 11, 2021
10.30+	Performance Stock Unit Award Agreement, dated June 15, 2017, between Broadcom Limited and Hock E. Tan.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	June 19, 2017
10.31+	Performance Stock Unit Award Agreement, dated April 5, 2021, between Broadcom Inc. and Hock E. Tan.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 11, 2021
10.32+	Policy on Acceleration of Executive Staff Equity Awards in the Event of Permanent Disability (as amended June 2, 2021).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	June 3, 2021
10.33+	Policy on Acceleration of Equity Awards in the Event of Death (as amended June 2, 2021).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	June 3, 2021
10.34+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Hock E. Tan.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
10.35+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Thomas H. Krause, Jr.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
10.36+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Charlie B. Kawwas.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
10.37+	Severance Benefits Agreement, dated September 26, 2017, between Broadcom Limited and Mark Brazeal.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 16, 2018
10.38+	Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Kirsten M. Spears.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
10.39+	Letter Agreement dated December 8, 2020, between Broadcom Inc. and Kirsten M. Spears.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
21.1	List of Subsidiaries.			X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			X
24.1	Power of Attorney (see signature page to this Form 10-K).			X
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

Exhibit No.		Incorporated by Referenced Herein		Filed Herewith
	Description	Form	Filing Date
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X
101.SCH	XBRL Schema Document			X
101.CAL	XBRL Calculation Linkbase Document			X
101.DEF	XBRL Definition Linkbase Document			X
101.LAB	XBRL Labels Linkbase Document			X
101.PRE	XBRL Presentation Linkbase Document			X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

Notes:

+	Indicates a management contract or compensatory plan or arrangement.
#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
*	Certain information omitted pursuant to a request for confidential treatment filed with the SEC.

ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADCOM INC.

By:	/s/ Hock E. Tan
	Name:	Hock E. Tan
	Title:	President and Chief Executive Officer

Date: December 17, 2021

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

Signature	Title	Date

/s/ Hock E. Tan	President and Chief Executive Officer and Director (Principal Executive Officer)	December 17, 2021
Hock E. Tan

/s/ Kirsten M. Spears	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 17, 2021
Kirsten M. Spears

/s/ Henry Samueli	Chairman of the Board of Directors	December 17, 2021
Henry Samueli

/s/ Eddy W. Hartenstein	Lead Independent Director	December 17, 2021
Eddy W. Hartenstein

/s/ Diane M. Bryant	Director	December 17, 2021
Diane M. Bryant

/s/ Gayla J. Delly	Director	December 17, 2021
Gayla J. Delly

/s/ Raul F. Fernandez	Director	December 17, 2021
Raul F. Fernandez

/s/ Check Kian Low	Director	December 17, 2021
Check Kian Low

/s/ Justine F. Page	Director	December 17, 2021
Justine F. Page

/s/ Harry L. You	Director	December 17, 2021
Harry L. You