Form 10-Q
period 2022-01-30
Broadcom Inc.
filed 2022-03-10
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2022
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

As of February 25, 2022, there were 408,281,170 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended January 30, 2022

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	January 30, 2022	October 31, 2021

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$10,219	$12,163
Trade accounts receivable, net	2,539	2,071
Inventory	1,520	1,297
Other current assets	1,063	1,055
Total current assets	15,341	16,586
Long-term assets:
Property, plant and equipment, net	2,303	2,348
Goodwill	43,450	43,450
Intangible assets, net	10,244	11,374
Other long-term assets	1,886	1,812
Total assets	$73,224	$75,570
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,078	$1,086
Employee compensation and benefits	531	1,066
Current portion of long-term debt	300	290
Other current liabilities	4,378	3,839
Total current liabilities	6,287	6,281
Long-term liabilities:
Long-term debt	39,205	39,440
Other long-term liabilities	4,738	4,860
Total liabilities	50,230	50,581
Commitments and contingencies (Note 10)
Preferred stock dividend obligation	26	27
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; 8.00% Mandatory Convertible Preferred Stock, Series A, 4 shares issued and outstanding; aggregate liquidation value of $3,737 as of January 30, 2022 and October 31, 2021	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 410 and 413 shares issued and outstanding as of January 30, 2022 and October 31, 2021, respectively	—	—
Additional paid-in capital	23,083	24,330
Retained earnings	—	748
Accumulated other comprehensive loss	(115)	(116)
Total stockholders’ equity	22,968	24,962
Total liabilities and equity	$73,224	$75,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended
	January 30, 2022	January 31, 2021

	(In millions, except per share data)
Net revenue:
Products	$6,053	$5,081
Subscriptions and services	1,653	1,574
Total net revenue	7,706	6,655
Cost of revenue:
Cost of products sold	1,769	1,672
Cost of subscriptions and services	156	142
Amortization of acquisition-related intangible assets	730	874
Restructuring charges	2	15
Total cost of revenue	2,657	2,703
Gross margin	5,049	3,952
Research and development	1,206	1,211
Selling, general and administrative	321	339
Amortization of acquisition-related intangible assets	397	494
Restructuring, impairment and disposal charges	17	71
Total operating expenses	1,941	2,115
Operating income	3,108	1,837
Interest expense	(407)	(570)
Other income (expense), net	(14)	117
Income before income taxes	2,687	1,384
Provision for income taxes	215	6
Net income	2,472	1,378
Dividends on preferred stock	(74)	(74)
Net income attributable to common stock	$2,398	$1,304

Net income per share attributable to common stock:
Basic	$5.82	$3.20
Diluted	$5.59	$3.05

Weighted-average shares used in per share calculations:
Basic	412	407
Diluted	429	428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended
	January 30, 2022	January 31, 2021

	(In millions)
Net income	$2,472	$1,378
Other comprehensive income, net of tax:
Change in actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	1	1
Other comprehensive income, net of tax	1	1
Comprehensive income	$2,473	$1,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Fiscal Quarter Ended
	January 30, 2022	January 31, 2021

	(In millions)
Cash flows from operating activities:
Net income	$2,472	$1,378
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	1,151	1,395
Depreciation	136	138
Stock-based compensation	387	444
Deferred taxes and other non-cash taxes	70	(149)
Loss on debt extinguishment	—	172
(Gain) loss on investments	16	(119)
Non-cash interest expense	32	22
Other	(1)	10
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(468)	(247)
Inventory	(223)	51
Accounts payable	—	44
Employee compensation and benefits	(528)	(375)
Other current assets and current liabilities	521	408
Other long-term assets and long-term liabilities	(79)	(59)
Net cash provided by operating activities	3,486	3,113
Cash flows from investing activities:
Purchases of property, plant and equipment	(101)	(114)
Purchases of investments	(200)	—
Other	(8)	(8)
Net cash used in investing activities	(309)	(122)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	9,904
Payments on debt obligations	(255)	(9,200)
Payments of dividends	(1,764)	(1,543)
Repurchases of common stock - repurchase program	(2,724)	—
Shares repurchased for tax withholdings on vesting of equity awards	(375)	(225)
Issuance of common stock	1	35
Other	(4)	(28)
Net cash used in financing activities	(5,121)	(1,057)
Net change in cash and cash equivalents	(1,944)	1,934
Cash and cash equivalents at beginning of period	12,163	7,618
Cash and cash equivalents at end of period	$10,219	$9,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — UNAUDITED
Fiscal Quarter Ended January 30, 2022

	8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of October 31, 2021	4	$—	413	$—	$24,330	$748	$(116)	$24,962
Net income	—	—	—	—	—	2,472	—	2,472
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends to common stockholders	—	—	—	—	—	(1,689)	—	(1,689)
Dividends to preferred stockholders	—	—	—	—	—	(74)	—	(74)
Common stock issued	—	—	2	—	1	—	—	1
Stock-based compensation	—	—	—	—	387	—	—	387
Repurchases of common stock	—	—	(4)	—	(1,267)	(1,457)	—	(2,724)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(368)	—	—	(368)
Balance as of January 30, 2022	4	$—	410	$—	$23,083	$—	$(115)	$22,968

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
Broadcom Inc. (“Broadcom”), a Delaware corporation, is a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation in the semiconductor industry and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, automate, manage and secure applications across mainframe, distributed, mobile and cloud platforms. Our portfolio of infrastructure and security software is designed to modernize, optimize, and secure the most complex hybrid environments, enabling scalability, agility, automation, insights, resiliency and security. We also offer mission critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our” and “us” mean Broadcom and its consolidated subsidiaries. We have two reportable segments: semiconductor solutions and infrastructure software.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending October 30, 2022 (“fiscal year 2022”) is a 52-week fiscal year. The first quarter of our fiscal year 2022 ended on January 30, 2022, the second quarter ends on May 1, 2022 and the third quarter ends on July 31, 2022. Our fiscal year ended October 31, 2021 (“fiscal year 2021”) was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The October 31, 2021 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2021 as filed with the Securities and Exchange Commission. All intercompany transactions and balances have been eliminated in consolidation. The operating results for the fiscal quarter ended January 30, 2022 are not necessarily indicative of the results that may be expected for fiscal year 2022, or for any other future period.
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
Recently Adopted Accounting Guidance
In October 2021, the Financial Accounting Standards Boards issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, as if it had originated the contracts. We early adopted ASU 2021-08 at the beginning of fiscal year 2022 and it did not impact our condensed consolidated financial statements.

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
Disaggregation
We have considered (1) information that is regularly reviewed by our Chief Executive Officer, who has been identified as the chief operating decision maker (the “CODM”) as defined by the authoritative guidance on segment reporting, in evaluating financial performance and (2) disclosures presented outside of our financial statements in our earnings releases and used in investor presentations to disaggregate revenues. The principal category we use to disaggregate revenues is the nature of our products and subscriptions and services, as presented in our condensed consolidated statements of operations. In addition, revenues by reportable segment are presented in Note 9. “Segment Information”.
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended January 30, 2022
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$548	$4,984	$521	$6,053
Subscriptions and services (a)	1,109	128	416	1,653
Total	$1,657	$5,112	$937	$7,706

	Fiscal Quarter Ended January 31, 2021
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$390	$4,320	$371	$5,081
Subscriptions and services (a)	1,004	191	379	1,574
Total	$1,394	$4,511	$750	$6,655
_______________
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
Contract Balances
Contract assets and contract liabilities balances were as follows:

	January 30, 2022	October 31, 2021

	(In millions)
Contract Assets	$105	$126

Contract Liabilities	$3,545	$3,185

Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements, which may include termination for convenience provisions. The amount of revenue recognized during the fiscal quarter ended January 30, 2022 that was included in the contract liabilities balance as of October 31, 2021 was $1,216 million. The amount of revenue recognized during the fiscal quarter ended January 31, 2021 that was included in the contract liabilities balance as of November 1, 2020 was $1,132 million.
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
Certain multi-year customer contracts in our semiconductor solutions segment contain firmly committed amounts and the remaining performance obligations under these contracts as of January 30, 2022 were approximately $15.3 billion. We expect approximately 28% of this amount to be recognized as revenue over the next 12 months. Although the majority of our software contracts are not deemed to be committed, our customers generally do not exercise their termination for convenience rights. In addition, the majority of our contracts for products, subscriptions and services have a duration of one year or less. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
3. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $3,315 million and $4,668 million of time deposits and $1,080 million and $1,607 million of money-market funds as of January 30, 2022 and October 31, 2021, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $1,200 million and $927 million during the fiscal quarters ended January 30, 2022 and January 31, 2021, respectively. Factoring fees for the sales of receivables were recorded in other income (expense), net and were not material for any of the periods presented.
Inventory

	January 30, 2022	October 31, 2021

	(In millions)
Finished goods	$526	$423
Work-in-process	779	680
Raw materials	215	194
Total inventory	$1,520	$1,297

Other Current Assets

	January 30, 2022	October 31, 2021

	(In millions)
Prepaid expenses	$579	$539
Other (miscellaneous)	484	516
Total other current assets	$1,063	$1,055
Other Current Liabilities

	January 30, 2022	October 31, 2021

	(In millions)
Contract liabilities	$3,027	$2,619
Tax liabilities	556	541
Interest payable	417	282
Other (miscellaneous)	378	397
Total other current liabilities	$4,378	$3,839
Other Long-Term Liabilities

	January 30, 2022	October 31, 2021

	(In millions)
Unrecognized tax benefits	$3,366	$3,407
Other (miscellaneous)	1,372	1,453
Total other long-term liabilities	$4,738	$4,860
Supplemental Cash Flow Information

	Fiscal Quarter Ended
	January 30, 2022	January 31, 2021

	(In millions)
Cash paid for interest	$240	$372
Cash paid for income taxes	$186	$147

4. Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of January 30, 2022:
Purchased technology	$23,597	$(17,542)	$6,055
Customer contracts and related relationships	8,335	(4,857)	3,478
Order backlog	1,279	(1,085)	194
Trade names	698	(316)	382
Other	183	(75)	108
Intangible assets subject to amortization	34,092	(23,875)	10,217
In-process research and development	27	—	27
Total	$34,119	$(23,875)	$10,244

As of October 31, 2021:
Purchased technology	$23,932	$(17,148)	$6,784
Customer contracts and related relationships	8,356	(4,533)	3,823
Order backlog	2,579	(2,352)	227
Trade names	787	(386)	401
Other	239	(127)	112
Intangible assets subject to amortization	35,893	(24,546)	11,347
In-process research and development	27	—	27
Total	$35,920	$(24,546)	$11,374
Based on the amount of intangible assets subject to amortization at January 30, 2022, the expected amortization expense for each of the next five years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense
(In millions)
2022 (remainder)	$3,235
2023	3,237
2024	2,367
2025	659
2026	323
Thereafter	396
Total	$10,217
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	January 30, 2022
(In years)
Purchased technology	4
Customer contracts and related relationships	3
Order backlog	1
Trade names	8
Other	9

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
Diluted shares outstanding include the dilutive effect of unvested restricted stock units (“RSUs”), in-the-money stock options and employee stock purchase plan rights under the Broadcom Inc. Employee Stock Purchase Plan, as amended (“ESPP”), (collectively referred to as “equity awards”), as well as Mandatory Convertible Preferred Stock, as defined in Note 7. “Stockholders’ Equity.” Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.
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
For each of the fiscal quarters ended January 30, 2022 and January 31, 2021, diluted net income per share excluded the potentially dilutive effect of 12 million shares of common stock issuable upon the conversion of Mandatory Convertible Preferred Stock as their effect was antidilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended
	January 30, 2022	January 31, 2021

	(In millions, except per share data)
Numerator:
Net income	$2,472	$1,378
Dividends on preferred stock	(74)	(74)
Net income attributable to common stock	$2,398	$1,304

Denominator:
Weighted-average shares outstanding - basic	412	407
Dilutive effect of equity awards	17	21
Weighted-average shares outstanding - diluted	429	428

Net income per share attributable to common stock:
Basic	$5.82	$3.20
Diluted	$5.59	$3.05

6. Borrowings

	Effective Interest Rate	January 30, 2022	October 31, 2021

	(In millions, except percentages)
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%	$3,250	$3,250
3.187% notes due November 2036	4.79%	2,750	2,750
		6,000	6,000
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	1,965	1,965
		2,717	2,717
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	105	105
3.150% notes due November 2025	3.29%	900	900
4.150% notes due November 2030	4.27%	2,679	2,679
4.300% notes due November 2032	4.39%	2,000	2,000
		5,684	5,684
April 2020 Senior Notes - fixed rate
4.700% notes due April 2025	4.88%	1,020	1,020
5.000% notes due April 2030	5.18%	1,086	1,086
		2,106	2,106
April 2019 Senior Notes - fixed rate
3.625% notes due October 2024	3.98%	622	622
4.250% notes due April 2026	4.54%	944	944
4.750% notes due April 2029	4.95%	1,958	1,958
		3,524	3,524
2017 Senior Notes - fixed rate
3.000% notes due January 2022	3.21%	—	255
2.650% notes due January 2023	2.78%	260	260
3.625% notes due January 2024	3.74%	829	829
3.125% notes due January 2025	3.23%	495	495
3.875% notes due January 2027	4.02%	2,922	2,922
3.500% notes due January 2028	3.60%	777	777
		5,283	5,538

	Effective Interest Rate	January 30, 2022	October 31, 2021

	(In millions, except percentages)
Assumed CA Senior Notes - fixed rate
4.500% notes due August 2023	4.10%	143	143
4.700% notes due March 2027	5.15%	265	265
		408	408
Other borrowings
2.500% - 4.500% senior notes due August 2022 - August 2034	2.59% - 4.55%	22	22
Total principal amount outstanding		41,244	41,499
Less: Unamortized discount and issuance costs		(1,803)	(1,834)
Total debt		$39,441	$39,665
As of January 30, 2022 and October 31, 2021, short-term finance lease liabilities of $31 million and $26 million, respectively, were included in the current portion of long-term debt and long-term finance lease liabilities of $33 million and $39 million, respectively, were included in long-term debt.
January 2021 Credit Agreement
In January 2021, we entered into a credit agreement (the “January 2021 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility (the “Revolving Facility”), of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under the Revolving Facility for revolving loans. Subject to the terms of the January 2021 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the January 2021 Credit Agreement. We had no borrowings outstanding under the Revolving Facility at either January 30, 2022 or October 31, 2021.
Commercial Paper
In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under the Revolving Facility. As our commercial paper program is supported by the Revolving Facility, we have the ability and intent to continuously refinance Commercial Paper. We had no Commercial Paper outstanding at either January 30, 2022 or October 31, 2021.
Fair Value of Debt
As of January 30, 2022, the estimated aggregate fair value of debt was $41,558 million. The fair value of our senior notes was determined using quoted prices from less active markets. All of our debt obligations are categorized as Level 2 instruments.

Future Principal Payments of Debt
The future scheduled principal payments of debt as of January 30, 2022 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2022 (remainder)	$9
2023	403
2024	1,563
2025	1,515
2026	2,596
Thereafter	35,158
Total	$41,244
As of January 30, 2022 and October 31, 2021, we accrued interest payable of $417 million and $282 million, respectively, and were in compliance with all debt covenants.
7. Stockholders’ Equity
Mandatory Convertible Preferred Stock
On September 30, 2019, we completed an offering of approximately 4 million shares of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share (“Mandatory Convertible Preferred Stock”).
On September 30, 2022, unless earlier converted, each outstanding share of Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock at a rate between the then minimum and maximum conversion rates. At any time prior to September 30, 2022, holders may elect to convert each share of Mandatory Convertible Preferred Stock into shares of our common stock at the then minimum conversion rate. The conversion rates are subject to anti-dilution adjustments. As of January 30, 2022, the minimum conversion rate was 3.0894 and the maximum conversion rate was 3.6109.
We recognized $26 million and $27 million of accrued preferred stock dividends, which were presented as temporary equity on our condensed consolidated balance sheets as of January 30, 2022 and October 31, 2021, respectively.
Cash Dividends Declared and Paid

	Fiscal Quarter Ended
	January 30, 2022	January 31, 2021

	(In millions, except per share data)
Dividends per share to common stockholders	$4.10	$3.60
Dividends to common stockholders	$1,689	$1,468
Dividends per share to preferred stockholders	$20.00	$20.00
Dividends to preferred stockholders	$75	$75
Stock Repurchase Program
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time on or prior to December 31, 2022. During the fiscal quarter ended January 30, 2022, we repurchased and retired approximately 4 million shares of our common stock for $2,724 million under this stock repurchase program.
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

Stock-Based Compensation Expense

	Fiscal Quarter Ended
	January 30, 2022	January 31, 2021

	(In millions)
Cost of products sold	$18	$20
Cost of subscriptions and services	18	12
Research and development	268	328
Selling, general and administrative	83	84
Total stock-based compensation expense	$387	$444
As of January 30, 2022, the total unrecognized compensation cost related to unvested stock-based awards was $2,692 million, which is expected to be recognized over the remaining weighted-average service period of 2.8 years.
Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding		Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of October 31, 2021	23		$200.38
Granted	1		$453.96
Vested	(2)		$226.39
Forfeited	—	*	$234.59
Balance as of January 30, 2022	22		$201.93
_______________
* Represents fewer than 1 million shares.
The aggregate fair value of time- and market-based RSUs that vested during the fiscal quarter ended January 30, 2022 was $1,076 million, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
8. Income Taxes
The provision for income taxes was $215 million and $6 million for the fiscal quarters ended January 30, 2022 and January 31, 2021, respectively. The increase was primarily due to higher income before income taxes and a shift in jurisdictional mix of income and expenses. The provision for income taxes for the fiscal quarter ended January 31, 2021 was substantially offset by excess tax benefits from stock-based awards and benefits from lapses of statutes of limitations and audit settlements.
As of January 30, 2022, we had $5,038 million of gross unrecognized tax benefits, of which all, if recognized, would favorably impact the effective tax rate. It is possible that our existing unrecognized tax benefits may change up to $271 million as a result of lapses of the statute of limitations for certain audit periods and/or anticipated closure of audit examinations within the next 12 months.
9. Segment Information
Reportable Segments
We have two reportable segments: semiconductor solutions and infrastructure software. Each segment has separate financial information that is utilized on a regular basis by the CODM in determining how to allocate resources and evaluate performance. The reportable segments are determined based on several factors including, but not limited to, customer base, homogeneity of products, technology, delivery channels and similar economic characteristics.

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
Infrastructure software. We provide a portfolio of software solutions that enables customers to plan, develop, automate, manage and secure applications across mainframe, distributed, mobile and cloud platforms. Our portfolio of infrastructure and security software is designed to modernize, optimize, and secure the most complex hybrid environments, enabling scalability, agility, automation, insights, resiliency and security. We also offer mission critical FC SAN products and related software.
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
Depreciation expense directly attributable to each reportable segment is included in the operating results of each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue in either of the fiscal quarters ended January 30, 2022 or January 31, 2021. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Annual Report on Form 10-K for fiscal year 2021.

	Fiscal Quarter Ended
	January 30, 2022	January 31, 2021

	(In millions)
Net revenue:
Semiconductor solutions	$5,873	$4,908
Infrastructure software	1,833	1,747
Total net revenue	$7,706	$6,655

Operating income:
Semiconductor solutions	$3,349	$2,561
Infrastructure software	1,307	1,219
Unallocated expenses	(1,548)	(1,943)
Total operating income	$3,108	$1,837

10. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of January 30, 2022 that materially changed from the end of fiscal year 2021:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments

	(In millions)
2022 (remainder)	$126	$698
2023	146	181
2024	80	122
2025	60	25
2026	—	49
Thereafter	—	2
Total	$412	$1,077
Purchase Commitments. Represent unconditional purchase obligations that are enforceable and legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased, price provisions, and the approximate timing of the transaction. These commitments include agreements to purchase inventory and other goods or services. Purchase obligations exclude agreements that are cancelable without penalty and unconditional purchase obligations with a remaining term of one year or less.
Other Contractual Commitments. Represents amounts payable pursuant to agreements related to IT, human resources, and other service agreements.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at January 30, 2022, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,366 million of unrecognized tax benefits and accrued interest and penalties classified within other long-term liabilities on our condensed consolidated balance sheet as of January 30, 2022 have been excluded from the table above.
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
Lawsuits Relating to California Institute of Technology
California Institute of Technology (“Caltech“) filed a complaint against Broadcom and Apple Inc. on May 26, 2016 in the United States District Court for the Central District of California (the “U.S. Central District Court”), and an amended complaint adding Cypress Semiconductor Corporation as a defendant on August 15, 2016. The amended complaint alleged that chips that support certain error correction codes as specified in IEEE Standards 802.11n and 802.11ac willfully infringed four patents related to error correction coding: U.S. Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833 (“’833 patent”). Prior to trial, Caltech dismissed its claims against Cypress and withdrew its infringement allegations as to ‘833 patent. The complaint sought a preliminary and permanent injunction, damages, pre- and post-judgment interest, as well as attorneys’ fees, costs, and expenses. The trial was held in January 2020, and on January 29, 2020, the jury issued its verdict finding infringement and awarding Caltech past damages of $270.2 million from Broadcom and $837.8 million from Apple, for which Apple is seeking indemnification from Broadcom. On August 3, 2020, the U.S. Central District Court issued its judgment, awarding Caltech past damages in the amounts awarded by the jury, as well as pre- and post-judgment interest. Additionally, the U.S. Central District

Court awarded Caltech an unspecified amount of ongoing royalties to be determined after the anticipated appeals process is resolved. Neither the jury nor the U.S. Central District Court found willful infringement, which if it had, could have resulted in enhanced damages up to three times the amount awarded. Broadcom and Apple appealed to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit Court”) and oral arguments were heard on September 1, 2021. The Federal Circuit Court issued its decision on February 4, 2022. While the Federal Circuit Court affirmed infringement of two patents, both of which expired in August 2020, it did not address all issues and ordered a new trial on damages and on the infringement of the 7,916,781 patent, which also expired in August 2020. Broadcom and Apple anticipate filing a petition for rehearing with the Federal Circuit Court by April 6, 2022.
We believe that the evidence and the law do not support the U.S. Central District Court’s findings of infringement. We do not believe a material loss is probable or estimable at this time. As a result, we have not recorded a reserve with respect to this litigation, in accordance with the applicable accounting standards. We believe the low end of the possible range of loss is zero, but we cannot reasonably estimate the ultimate outcome as the Federal Circuit Court vacated the above damages, and a number of factors (including a possible rehearing by the Federal Circuit Court, retrial at the lower court and further appeals) could significantly change the assessment of damages.
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
11. Restructuring Charges
From time to time, we initiate cost reduction activities to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. In the first quarter of fiscal years 2022 and 2021, we recognized $19 million and $75 million of restructuring expense, respectively. These charges, which were primarily recognized in operating expenses, included employee termination and lease and other exit costs in fiscal year 2022 and primarily related to employee termination costs in fiscal year 2021.

The following table summarizes the significant activities within, and components of, the restructuring liabilities during the fiscal quarter ended January 30, 2022:

	Employee Termination Costs	Other Exit Costs	Total

	(In millions)
Balance as of October 31, 2021	$4	$—	$4
Restructuring charges	10	1	11
Utilization	(9)	(1)	(10)
Balance as of January 30, 2022 (a)	$5	$—	$5
_________________________________
(a) We expect the majority of the employee termination costs balance to be paid within the next six months.
Restructuring, impairment and disposal charges for the fiscal quarter ended January 30, 2022 included $8 million for the write-down of certain lease-related right-of-use assets and other lease-related charges. As of January 30, 2022, short-term and long-term lease liabilities included $43 million of liabilities related to restructuring activities.
12. Subsequent Events
Preferred Stock Cash Dividends Declared
On March 2, 2022, our Board of Directors declared a quarterly cash dividend of $20.00 per share on our Mandatory Convertible Preferred Stock, payable on March 31, 2022 to stockholders of record on March 15, 2022.
Common Stock Cash Dividends Declared
On March 2, 2022, our Board of Directors declared a quarterly cash dividend of $4.10 per share on our common stock, payable on March 31, 2022 to stockholders of record on March 22, 2022.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 31, 2021 (“fiscal year 2021”) included in our Annual Report on Form 10-K for fiscal year 2021 (“2021 Annual Report on Form 10-K”). References to “Broadcom,” “we,” “our,” and “us” are to Broadcom Inc. and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include the potential impact of the COVID-19 pandemic; projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies and objectives of management for future operations; and statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property (“IP”) rights. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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
Quarterly Highlights
Highlights during the fiscal quarter ended January 30, 2022 include the following:
•We generated $3,486 million of cash from operations.
•We paid $1,764 million in cash dividends.
•We repurchased $2,724 million of common stock.
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
The demand environment for our semiconductor products was consistent with our expectations for the first quarter of our fiscal year ending October 30, 2022 (“fiscal year 2022”), with continued demand for products and infrastructure as customers invest in technologies and cloud environments to support remote or hybrid tele-work and learning arising from COVID-19, as well as the transition to office re-openings. While we continue to see robust demand in this area and record profitability driven by the supply imbalance, the macroeconomic environment remains uncertain and it may not be sustainable over the longer term. We continue to experience various constraints in our supply chain due to the pandemic, including with respect to wafers and substrates. While supply lead times have stabilized, we continue to have difficulties in obtaining some necessary components and inputs in a timely manner to meet increased demand. To date, the impact of COVID-19 on the demand environment for our software products has been limited.
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

Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual financial results may differ materially and adversely from our estimates. Our critical accounting estimates are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those estimates include revenue recognition, business combinations, valuation of goodwill and long-lived assets, inventory valuation, income taxes, retirement and post-retirement benefit plan assumptions, stock-based compensation expense, and employee bonus programs.
There were no significant changes in our critical accounting estimates during the fiscal quarter ended January 30, 2022 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Annual Report on Form 10-K.
Results of Operations
Fiscal Quarter Ended January 30, 2022 Compared to Fiscal Quarter Ended January 31, 2021
The following table sets forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	January 30, 2022	January 31, 2021	January 30, 2022	January 31, 2021

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$6,053	$5,081	79%	76%
Subscriptions and services	1,653	1,574	21	24
Total net revenue	7,706	6,655	100	100
Cost of revenue:
Cost of products sold	1,769	1,672	23	25
Cost of subscriptions and services	156	142	2	2
Amortization of acquisition-related intangible assets	730	874	9	13
Restructuring charges	2	15	—	1
Total cost of revenue	2,657	2,703	34	41
Gross margin	5,049	3,952	66	59
Research and development	1,206	1,211	16	18
Selling, general and administrative	321	339	4	5
Amortization of acquisition-related intangible assets	397	494	5	7
Restructuring, impairment and disposal charges	17	71	—	1
Total operating expenses	1,941	2,115	25	31
Operating income	$3,108	$1,837	41%	28%
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to WT Microelectronics Co., Ltd., a distributor, accounted for 23% and 19% of our net revenue for the fiscal quarters ended January 30, 2022 and January 31, 2021, respectively.

We believe aggregate sales to our top five end customers, through all channels, accounted for more than 35% of our net revenue for each of the fiscal quarters ended January 30, 2022 and January 31, 2021. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 25% of our net revenue for each of the fiscal quarters ended January 30, 2022 and January 31, 2021. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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
The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended
Net Revenue by Segment	January 30, 2022	January 31, 2021	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$5,873	$4,908	$965	20%
Infrastructure software	1,833	1,747	86	5%
Total net revenue	$7,706	$6,655	$1,051	16%

	Fiscal Quarter Ended
Net Revenue by Segment	January 30, 2022	January 31, 2021

	(As a percentage of net revenue)
Semiconductor solutions	76%	74%
Infrastructure software	24	26
Total net revenue	100%	100%
Net revenue from our semiconductor solutions segment increased due to on-going strong demand for our semiconductor products, primarily networking, server storage and broadband products. Net revenue from our infrastructure software segment increased primarily due to higher demand for our mainframe solutions.
Gross Margin
Gross margin was $5,049 million, or 66% of net revenue, for the fiscal quarter ended January 30, 2022 compared to $3,952 million, or 59% of net revenue, for the fiscal quarter ended January 31, 2021. The increase was primarily due to lower amortization of acquisition-related intangible assets and higher profitability within our semiconductor solutions segment.
Research and Development Expense
Research and development expense decreased $5 million for the fiscal quarter ended January 30, 2022 compared to the prior year fiscal period. The decrease was primarily due to lower stock-based compensation expense reflecting the full vesting of certain equity awards and the effects of forfeitures, offset by higher variable employee compensation expense and higher engineering project and material costs.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $18 million, or 5%, for the fiscal quarter ended January 30, 2022 compared to the prior year fiscal period. The decrease was primarily due to lower acquisition-related costs incurred in the current year fiscal period following the completion of key integration activities.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $97 million, or 20%, for the fiscal quarter ended January 30, 2022 compared to the prior year fiscal period primarily due to lower amortization of certain intangible assets from our acquisition of CA, Inc.

Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses decreased $54 million, or 76%, for the fiscal quarter ended January 30, 2022 compared to the prior year fiscal period primarily due to lower employee termination costs in the current year fiscal period following the completion of key restructuring activities from acquisitions.
Stock-Based Compensation Expense
Total stock-based compensation expense was $387 million for the fiscal quarter ended January 30, 2022, compared to $444 million for the prior year fiscal period. The decrease primarily reflects the full vesting of certain equity awards and the effect of forfeitures.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of January 30, 2022, which we expect to recognize over the remaining weighted-average service period of 2.8 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2022 (remainder)	$963
2023	922
2024	552
2025	230
2026	25
Total	$2,692
During the first quarter of fiscal year ended November 3, 2019 (“fiscal year 2019”), our Compensation Committee approved a broad-based program of multi-year equity grants of time- and market-based restricted stock units (the “Multi-Year Equity Awards”) in lieu of our annual employee equity awards historically granted on March 15 of each year. Each Multi-Year Equity Award vests on the same basis as four annual grants made March 15 of each year, beginning in fiscal year 2019, with successive four-year vesting periods. We recognize stock-based compensation expense related to the Multi-Year Equity Awards from the grant date through their respective vesting date, ranging from 4 years to 7 years.
Segment Operating Results

	Fiscal Quarter Ended
Operating Income by Segment	January 30, 2022	January 31, 2021	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$3,349	$2,561	$788	31%
Infrastructure software	1,307	1,219	88	7%
Unallocated expenses	(1,548)	(1,943)	395	(20)%
Total operating income	$3,108	$1,837	$1,271	69%
Operating income from our semiconductor solutions segment increased primarily due to on-going strong demand for our semiconductor products, primarily networking, broadband and server storage products and higher profitability across the markets. Operating income from our infrastructure software segment increased primarily due to higher demand for our mainframe solutions.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring, impairment and disposal charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 20% for the fiscal quarter ended January 30, 2022 compared to the prior year fiscal period primarily due to lower amortization of acquisition-related intangible assets.
Non-Operating Income and Expenses
Interest expense. Interest expense was $407 million and $570 million for the fiscal quarters ended January 30, 2022 and January 31, 2021, respectively. The decrease was primarily due to losses on extinguishment of debt related to debt transactions in the prior year fiscal period.

Other income (expense), net. Other income (expense), net, includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other expense, net, was $14 million and other income, net was $117 million for the fiscal quarters ended January 30, 2022 and January 31, 2021, respectively. The decrease was primarily due to changes in investment gains or losses.
Provision for income taxes. The provision for income taxes was $215 million and $6 million for the fiscal quarters ended January 30, 2022 and January 31, 2021, respectively. The increase was primarily due to higher income before income taxes and a shift in the jurisdictional mix of income and expenses. The provision for income taxes for the fiscal quarter ended January 31, 2021 was substantially offset by excess tax benefits from stock-based awards and benefits from lapses of statutes of limitations and audit settlements.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of January 30, 2022 consisted of: (i) $10,219 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility (the “Revolving Facility”). In addition, we may also generate cash from the sale of assets and debt or equity financing from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $41,244 million of outstanding indebtedness, (vi) share repurchases, and (vii) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. We expect a slight increase in capital expenditures in fiscal year 2022 as compared to fiscal year 2021.
We believe that our cash and cash equivalents on hand, cash flows from operations, and the Revolving Facility will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months. For additional information regarding our cash requirement from contractual obligations and indebtedness, see Note 10. “Commitments and Contingencies”and Note 6. “Borrowings” in Part I, Item 1 of this Form 10-Q.
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
Working Capital
Working capital decreased to $9,054 million at January 30, 2022 from $10,305 million at October 31, 2021. The decrease was primarily attributable to the following:
•Cash and cash equivalents decreased to $10,219 million at January 30, 2022 from $12,163 million at October 31, 2021, primarily due to $2,724 million of common stock repurchases, $1,764 million of dividend payments, $375 million of employee withholding tax payments related to net settled equity awards, and $255 million of debt payments. These decreases were partially offset by $3,486 million in net cash provided by operating activities.
•Other current liabilities increased to $4,378 million at January 30, 2022 from $3,839 million at October 31, 2021, primarily due to increases in contract liabilities and interest payable.

These decreases in working capital were offset in part by the following:
•Employee compensation and benefits decreased to $531 million at January 30, 2022 from $1,066 million at October 31, 2021, primarily due to the timing of employee bonus plan payments.
•Accounts receivable increased to $2,539 million at January 30, 2022 from $2,071 million at October 31, 2021, primarily due to revenue linearity.
•Inventory increased to $1,520 million at January 30, 2022 from $1,297 million at October 31, 2021, primarily due to higher material costs and to support customer demand.
Capital Returns

	Fiscal Quarter Ended
	January 30, 2022	January 31, 2021

	(In millions, except per share data)
Cash dividends declared and paid per share to common stockholders	$4.10	$3.60
Cash dividends declared and paid to common stockholders	$1,689	$1,468
Cash dividends declared and paid per share to preferred stockholders	$20.00	$20.00
Cash dividends declared and paid to preferred stockholders	$75	$75
Stock repurchases	$2,724	$—
Pursuant to a $10 billion stock repurchase program authorized by our Board of Directors in December 2021, we repurchased and retired approximately 4 million shares of our common stock at a weighted average price of $622.91 during the fiscal quarter ended January 30, 2022.
During the fiscal quarter ended January 30, 2022 and January 31, 2021, we paid approximately $375 million and $225 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlements during each of the fiscal quarters ended January 30, 2022 and January 31, 2021.
Cash Flows

	Fiscal Quarter Ended
	January 30, 2022	January 31, 2021

	(In millions)
Net cash provided by operating activities	$3,486	$3,113
Net cash used in investing activities	(309)	(122)
Net cash used in financing activities	(5,121)	(1,057)
Net change in cash and cash equivalents	$(1,944)	$1,934
Operating Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $373 million increase in cash provided by operations during the fiscal quarter ended January 30, 2022 compared to the prior year fiscal period was due to $1,094 million higher net income, offset by a $122 million decrease in amortization of intangible assets and stock-based compensation and other adjustments, as well as a $599 million decrease resulting from changes in operating assets and liabilities.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for investments and capital expenditures. The $187 million increase in cash used in investing activities during the fiscal quarter ended January 30, 2022 compared to the prior year fiscal period was primarily related to investment purchases.

Financing Activities
Cash flows from financing activities primarily consisted of proceeds and payments related to our stock repurchases, long-term borrowings, dividend payments and employee withholding tax payments related to net settled equity awards. The $4,064 million increase in cash used in financing activities during the fiscal quarter ended January 30, 2022 compared to the prior year fiscal period was primarily due to a $2,724 million increase in common stock repurchases, a $959 million change in net borrowing activities, a $221 million increase in dividend payments and a $150 million increase in employee withholding tax payments related to net settled equity awards.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2021 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of January 30, 2022. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of January 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the COVID-19 pandemic, resulting in some of our employees working remotely for an extended period of time and some of whom are still working remotely, this has not meaningfully affected our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under Note 10. “Commitments and Contingencies” included in Part I, Item 1 of this Form 10-Q, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.
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
We have been, and expect to continue, experiencing some disruption to parts of our global semiconductor supply chain, including procuring necessary components and inputs, such as wafers and substrates, in a timely fashion, with suppliers increasing lead times or placing products on allocation and raising prices. In addition, our primary warehouse and a number of our key suppliers, particularly assembly and test service providers, are in Malaysia. While our Malaysia warehouse has remained fully operational, many of the facilities of our key suppliers and other service providers were shut down or operated at reduced capacity for extended periods. This resulted in significant logistical challenges and product delays, which could recur in the event of any future closures of, or periods of reduced operations at, our warehouse or the facilities of our suppliers and providers. Any similar disruption at our Fort Collins, Colorado manufacturing facility would severely impact our ability to manufacture our film bulk acoustic resonator (“FBAR”) products and adversely affect our wireless business. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and components to our facilities, transfers of our products to our key suppliers and, in some cases, our ability to timely ship our products to customers. As a result of these supply chain disruptions, we have increased customer order lead times, placed some products on allocation and raised prices. We are also largely building semiconductor products to order as demand continues to outpace supply. This has limited and may continue to limit our ability to fulfill orders and satisfy all of the demand for our products.

In response to governmental directives and recommended safety measures, we modified our workplace practices globally, which has resulted in many of our employees working remotely for extended periods of time. Working remotely for extended periods may reduce our employees’ efficiency and productivity, which may cause product development delays, hamper new product innovation and have other unforeseen adverse effects on our business. In addition, if a significant number of our employees, or employees and third parties performing key functions, including our Chief Executive Officer and members of our board of directors, become ill, our business may be further adversely impacted. While we have implemented personal safety measures at all of our facilities where our employees are working onsite, existing and new precautionary measures or modifications in our business practices and policies, may negatively impact our business or operations, especially if the spread of COVID-19 (including any variants) worsens significantly. In addition, any actions we take may not be sufficient to mitigate the risk of infection and could result in a significant number of COVID-19-related claims. Changes to state workers’ compensation laws, such as those in California, may increase our potential liability for such claims. See also our risk factor “If we are unable to attract and retain qualified personnel, especially our engineering and technical personnel, we may not be able to execute our business strategy effectively.”
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
We are dependent on a small number of end customers, original equipment manufacturer (“OEMs”), their respective CMs, and certain distributors for a majority of our business, revenue and results of operations. For the fiscal quarter ended January 30, 2022, sales to distributors accounted for 59% of our net revenue. We believe aggregate sales, through all channels, to Apple and our top five end customers, accounted for approximately 25% and more than 35%, respectively, of our net revenue for the fiscal quarter ended January 30, 2022. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
Our semiconductor customers are not generally required to purchase specific quantities of products. Even when customers agree to source an agreed portion of their product needs from us, such arrangements often include pricing schedules or methodologies that apply regardless of the volume of products purchased, and those customers may not purchase the amount of product we expect. As a result, we may not generate the amount of revenue or achieve the level of profitability we expect under such arrangements. Moreover, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. We expect this trend to continue, which may adversely affect our gross margin on certain products and, should we fail to perform under these arrangements, we could also be liable for significant monetary damages.
The loss of, or any substantial reduction in sales to, any of our top customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We depend on our CMs to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. We do not generally have long-term capacity commitments with our CMs and substantially all of our manufacturing services are on a purchase order basis with no minimum quantities. Further, our CMs may fail to timely develop new, advanced manufacturing processes, including transitions to smaller geometry process technologies or, from time to time, will cease to, or will become unable to, manufacture a component for us. As lead times to identify, qualify and establish reliable production at acceptable yields with a new CM is typically lengthy, there is often no readily available alternative source and there may be other constraints on our ability to change CMs. In addition, qualifying new CMs is often expensive, and they may not produce products as cost-effectively as our current suppliers.

Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), one of our CMs, manufactured approximately 90% of the wafers manufactured by our CMs during the fiscal quarter ended January 30, 2022. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.
If any of the foregoing circumstances occur, we may be unable to meet our customer demand, or to the same extent as our competitors, may fail to meet our contractual obligations or forgo revenue opportunities. This has in the past damaged, and may in the future damage our relationships with our customers. This could also result in litigation for alleged failure to meet our obligations, payment of significant damages, and our net revenue could decline, adversely affecting our business, financial condition, results of operations and gross margin.
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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide (“InP”) wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During the fiscal quarter ended January 30, 2022, we purchased approximately two-thirds of our manufacturing materials from five materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints, inflation, or other factors, any of which could lead to interruption of supply or increased demand in the industry. For example, due to the COVID-19 pandemic, we have experienced some supply constraints and increases in prices, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. The supply constraints have had, and may continue to have, a negative impact on our customer relationships. Further, continued supply constraints for these or any other reasons could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
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
Our products and operations are also subject to regulation by U.S. and non-U.S. regulatory agencies, such as the U.S. Federal Trade Commission. From time to time, we may also be involved or required to participate in regulatory investigations or inquiries, such as the ongoing investigation by the Korean Fair Trade Commission into certain of our contracting and business practices, which may evolve into legal or other administrative proceedings. Growing public concern over concentration of economic power in corporations is likely to result in increased anti-competition legislation, regulation, administrative rule making, and enforcement activity. Involvement in regulatory investigations or inquiries, can be costly, lengthy, complex and time consuming, diverting the attention and energies of our management and technical personnel.

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
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, frequent new product introductions, short product life cycles (for semiconductors and for many of the end products in which they are used) and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. The industry is still in the midst of a significant upturn due to the supply imbalance resulting in record profitability and increases in average selling prices as well as the payment by customers of other amounts like expedite fees and surcharges, which may not be sustainable in the longer term. It is possible that this current industry up-cycle will eventually be followed by a downturn, and historically, such down-cycles have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices leading to reduced profitability and a decline in our stock price. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, our net revenue may decline and our financial condition and results of operations may suffer.
Global political and economic conditions and other factors related to our international operations could adversely affect our business, financial condition and results of operations.
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of January 30, 2022, nearly 50% of our employees were located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•changes in political, regulatory, legal or economic conditions or geopolitical turmoil, including terrorism, war or political or military coups, state-sponsored or politically motivated cyber-attacks, or civil disturbances or political instability foreign and domestic;

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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 59% of our net revenue in the fiscal quarter ended January 30, 2022 and are subject to a number of risks, including:
•fluctuations in demand based on our distributors’ product inventory levels and end customer demand;
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
•incurring significant restructuring charges and amortization expense, assuming liabilities (some of which may be unexpected) and ongoing or new lawsuits, potential impairment of acquired goodwill and other intangible assets, and increasing our expenses and working capital requirements;
•the potential for deficiencies in internal controls at the acquired business, as well as implementing our own management information systems, operating systems and internal controls for the acquired operations;
•our due diligence process may fail to identify significant issues with the acquired business’ products, financial disclosures, accounting practices, legal, tax and other contingencies, compliance with local laws and regulations (and interpretations thereof) in the U.S. and multiple international jurisdictions;
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
In addition, the current and the proposed changes to the U.S. and foreign regulatory approval process and requirements related to acquisitions may cause approvals to take longer than anticipated, not be forthcoming or contain burdensome conditions, which may prevent the transaction or jeopardize, delay or reduce the anticipated benefits of the transaction, and impede the execution of our business strategy.
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

The industries in which we operate are characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights, including actions by patent-holding companies that do not make or sell products. From time to time, third parties assert against us and our customers and distributors their IP rights to technologies that are important to our business. For example, in August 2020 judgment was entered against Broadcom and Apple for infringement of certain patents and California Institute of Technology was awarded past damages of $270.2 million from Broadcom and $837.8 million from Apple, for which Apple is seeking indemnification from Broadcom. Although the appellate court recently vacated these damages and ordered a new trial, there are no assurances that we will be successful or what, if any, damages we will be required to pay.
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
Our gross margin is highly dependent on product mix, which is susceptible to seasonal and other fluctuations in our markets. A shift in sales mix away from our higher margin products, as well as the timing and amount of our software licensing and non-product revenue, could adversely affect our future gross margin percentages. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand or reductions in our technological lead compared to our competitors, and other factors have in the past and may in the future lead to further price erosion, lower revenue and lower margin. Conversely, periods of robust demand that create a supply imbalance, as we have seen recently, can lead to higher gross margins that may not be sustainable over the longer term.
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
Our security systems are designed to protect and secure our facilities and our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party cloud-based and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, out of necessity, dependent on the security systems of these providers. In addition, all software, including the security technologies produced by us have had occasionally in the past and may have in the future, vulnerabilities that, if left unmanaged, could reduce the overall level of security.
Accidental or willful security breaches or other unauthorized access of our facilities, our information systems or the systems of our service providers, or the existence of computer viruses or malware (such as ransomware) in our or their data or software could expose us to a risk of information loss, business disruption, and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees. We have, from time to time, been subject to disruptive cyber-attacks or there have been attempts of unauthorized network intrusions and malware on our own IT networks. As a result of the COVID-19 pandemic, remote access to our networks and systems has increased substantially. While we have taken steps to secure our networks and systems, we may be more vulnerable to a successful cyber-attack or information security incident when our workforce works remotely.
Certain aspects of our software products are intended to manage and secure IT infrastructures and environments, and as a result, we expect these products to be ongoing targets of cyber security attacks. Open source code or other third-party software used in these products could also be targeted. Additionally, we use third-party data centers, which may also be subject to hacking or accidental incidents. Although we continually seek to improve our countermeasures to prevent such incidents, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack or an accidental incident on us and our customers. Geopolitical instability may increase the likelihood that we will experience direct or collateral consequences from cyber conflicts between nation-states or other politically motivated actors targeting critical technology infrastructure. Cyber security attacks could require significant expenditures of our capital and diversion of our resources. Additionally, efforts by malicious cyber actors or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. A successful cyber security attack involving our products and IT infrastructure could also negatively impact the market perception of their effectiveness and adversely affect our reputation, relationship with our customers and our financial results.
Any theft, accidental loss or misuse of confidential, personally identifiable or proprietary information could disrupt our business and result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations (such as the General Data Protection Regulation), any of which could have a material adverse effect on our business, profitability and financial condition. Interruptions in our operations and services or disruptions to the functionality provided by our software could adversely impact our revenues or cause customers to cease doing business with us. In addition, our business would be harmed if any of the events of this nature caused our customers and potential customers to believe our services are unreliable. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
Our operations are currently structured to benefit from the various tax incentives extended to us in various jurisdictions to encourage investment or employment. For example, absent our principal tax incentives from the Singapore Economic Development Board, which is scheduled to expire in 2025, the corporate income tax rate that would apply to our Singapore taxable income would be 17%. We also have a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028. Each tax incentive and tax holiday is subject to our compliance with various operating and other conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. In addition, we may be required, or elect, to modify our operational structure and tax strategy in order to keep an incentive, which could result in a decrease in the benefits of the incentive. Our tax incentives could also be adversely impacted if the global minimum tax provisions (Pillar Two) are adopted in a country in which we have an existing tax incentive. Our tax incentives and tax holiday, before taking into consideration U.S. foreign tax credits, decreased the provision for income taxes by approximately $1,156 million in the aggregate and increased diluted net income per share by $2.69 for fiscal year 2021.
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
As of January 30, 2022, the aggregate indebtedness under our senior notes was $41,244 million. We expect to maintain significant levels of indebtedness going forward.
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
As of December 31, 2021, we believe 10 of our 20 largest holders of common stock were active institutional investors who held 29% of our outstanding shares of common stock in the aggregate, with Capital World Investors being our largest stockholder with 9% of our outstanding shares of common stock. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
The following table presents details of our various repurchases during the fiscal quarter ended January 30, 2022.

Period	Total Number of Shares Purchased (a)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan

	(In millions, except per share data)
December 14, 2021 - December 26, 2021	2	$626.32	2	$8,659
December 27, 2021 - January 30, 2022	2	$619.63	2	$7,276
Total	4	$622.91	4
_________________________________
(a) We also paid approximately $375 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $629.89 per share. These shares may be deemed to be “issuer purchases” of shares and are not included in this table.
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
4.5
Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.
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
4.25
Registration Rights Agreement, dated as of April 5, 2019, by and among the Company, the 2019 Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several initial purchasers of the April 2019 Senior Notes.
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
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.47	Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.48	Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.47).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.49	Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.47).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
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
4.54
Registration Rights Agreement, dated as of September 30, 2021, by and among the Company and BNP Paribas Securities Corp., J.P. Morgan Securities LLC and TD Securities (USA) LLC, as dealer-mangers in connection with the 2021 Exchange Offers.
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
Date: March 10, 2022