Form 10-Q
period 2022-05-01
Broadcom Inc.
filed 2022-06-09
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2022
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

As of May 27, 2022, there were 403,817,700 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 1, 2022

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	May 1, 2022	October 31, 2021

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$9,005	$12,163
Trade accounts receivable, net	3,083	2,071
Inventory	1,668	1,297
Other current assets	1,054	1,055
Total current assets	14,810	16,586
Long-term assets:
Property, plant and equipment, net	2,262	2,348
Goodwill	43,603	43,450
Intangible assets, net	9,241	11,374
Other long-term assets	1,803	1,812
Total assets	$71,719	$75,570
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,069	$1,086
Employee compensation and benefits	751	1,066
Current portion of long-term debt	302	290
Other current liabilities	4,788	3,839
Total current liabilities	6,910	6,281
Long-term liabilities:
Long-term debt	39,164	39,440
Other long-term liabilities	4,655	4,860
Total liabilities	50,729	50,581
Commitments and contingencies (Note 10)
Preferred stock dividend obligation	27	27
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; 8.00% Mandatory Convertible Preferred Stock, Series A, 4 shares issued and outstanding; aggregate liquidation value of $3,737 as of May 1, 2022 and October 31, 2021	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 406 and 413 shares issued and outstanding as of May 1, 2022 and October 31, 2021, respectively	—	—
Additional paid-in capital	21,078	24,330
Retained earnings	—	748
Accumulated other comprehensive loss	(115)	(116)
Total stockholders’ equity	20,963	24,962
Total liabilities and equity	$71,719	$75,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(In millions, except per share data)
Net revenue:
Products	$6,417	$4,983	$12,470	$10,064
Subscriptions and services	1,686	1,627	3,339	3,201
Total net revenue	8,103	6,610	15,809	13,265
Cost of revenue:
Cost of products sold	1,798	1,548	3,567	3,220
Cost of subscriptions and services	158	151	314	293
Amortization of acquisition-related intangible assets	707	853	1,437	1,727
Restructuring charges	1	1	3	16
Total cost of revenue	2,664	2,553	5,321	5,256
Gross margin	5,439	4,057	10,488	8,009
Research and development	1,261	1,238	2,467	2,449
Selling, general and administrative	368	325	689	664
Amortization of acquisition-related intangible assets	398	494	795	988
Restructuring, impairment and disposal charges	18	25	35	96
Total operating expenses	2,045	2,082	3,986	4,197
Operating income	3,394	1,975	6,502	3,812
Interest expense	(518)	(466)	(925)	(1,036)
Other income (expense), net	(86)	(23)	(100)	94
Income before income taxes	2,790	1,486	5,477	2,870
Provision for (benefit from) income taxes	200	(7)	415	(1)
Net income	2,590	1,493	5,062	2,871
Dividends on preferred stock	(75)	(76)	(149)	(150)
Net income attributable to common stock	$2,515	$1,417	$4,913	$2,721

Net income per share attributable to common stock:
Basic	$6.16	$3.46	$11.98	$6.67
Diluted	$5.93	$3.30	$11.53	$6.34

Weighted-average shares used in per share calculations:
Basic	408	409	410	408
Diluted	424	429	426	429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(In millions)
Net income	$2,590	$1,493	$5,062	$2,871
Other comprehensive income, net of tax:
Change in actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	—	1	1	2
Other comprehensive income, net of tax	—	1	1	2
Comprehensive income	$2,590	$1,494	$5,063	$2,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Two Fiscal Quarters Ended
	May 1, 2022	May 2, 2021

	(In millions)
Cash flows from operating activities:
Net income	$5,062	$2,871
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	2,280	2,766
Depreciation	271	271
Stock-based compensation	773	869
Deferred taxes and other non-cash taxes	70	(326)
Loss on debt extinguishment	100	198
(Gain) loss on investments	115	(94)
Non-cash interest expense	65	43
Other	10	19
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(1,004)	(141)
Inventory	(370)	(1)
Accounts payable	(31)	(14)
Employee compensation and benefits	(313)	(240)
Other current assets and current liabilities	808	590
Other long-term assets and long-term liabilities	(107)	(129)
Net cash provided by operating activities	7,729	6,682
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(234)	(8)
Purchases of property, plant and equipment	(186)	(240)
Purchases of investments	(200)	—
Other	1	—
Net cash used in investing activities	(619)	(248)
Cash flows from financing activities:
Proceeds from long-term borrowings	1,935	9,904
Payments on debt obligations	(2,352)	(10,733)
Payments of dividends	(3,514)	(3,095)
Repurchases of common stock - repurchase program	(5,500)	—
Shares repurchased for tax withholdings on vesting of equity awards	(889)	(686)
Issuance of common stock	60	106
Other	(8)	(30)
Net cash used in financing activities	(10,268)	(4,534)
Net change in cash and cash equivalents	(3,158)	1,900
Cash and cash equivalents at beginning of period	12,163	7,618
Cash and cash equivalents at end of period	$9,005	$9,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Two Fiscal Quarters Ended May 1, 2022

	8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of October 31, 2021	4	$—	413	$—	$24,330	$748	$(116)	$24,962
Net income	—	—	—	—	—	2,472	—	2,472
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends to common stockholders	—	—	—	—	—	(1,689)	—	(1,689)
Dividends to preferred stockholders	—	—	—	—	—	(74)	—	(74)
Common stock issued	—	—	2	—	1	—	—	1
Stock-based compensation	—	—	—	—	387	—	—	387
Repurchases of common stock	—	—	(4)	—	(1,267)	(1,457)	—	(2,724)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(368)	—	—	(368)
Balance as of January 30, 2022	4	—	410	—	23,083	—	(115)	22,968
Net income	—	—	—	—	—	2,590	—	2,590
Fair value of partially vested equity awards assumed in connection with an acquisition	—	—	—	—	4	—	—	4
Dividends to common stockholders	—	—	—	—	—	(1,676)	—	(1,676)
Dividends to preferred stockholders	—	—	—	—	—	(75)	—	(75)
Common stock issued	—	—	2	—	59	—	—	59
Stock-based compensation	—	—	—	—	386	—	—	386
Repurchases of common stock	—	—	(5)	—	(1,937)	(839)	—	(2,776)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(517)	—	—	(517)
Balance as of May 1, 2022	4	$—	406	$—	$21,078	$—	$(115)	$20,963

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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending October 30, 2022 (“fiscal year 2022”) is a 52-week fiscal year. The first quarter of our fiscal year 2022 ended on January 30, 2022, the second quarter ended on May 1, 2022 and the third quarter ends on July 31, 2022. Our fiscal year ended October 31, 2021 (“fiscal year 2021”) was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The October 31, 2021 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2021 as filed with the Securities and Exchange Commission. All intercompany transactions and balances have been eliminated in consolidation. The operating results for each of the fiscal quarter and two fiscal quarters ended May 1, 2022 are not necessarily indicative of the results that may be expected for fiscal year 2022, or for any other future period.
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
Recently Adopted Accounting Guidance
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, as if it had originated the contracts. We early adopted ASU 2021-08 at the beginning of fiscal year 2022 and it did not materially impact our condensed consolidated financial statements.

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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended May 1, 2022
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$658	$5,260	$499	$6,417
Subscriptions and services (a)	1,154	125	407	1,686
Total	$1,812	$5,385	$906	$8,103

	Fiscal Quarter Ended May 2, 2021
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$471	$4,035	$477	$4,983
Subscriptions and services (a)	1,050	193	384	1,627
Total	$1,521	$4,228	$861	$6,610

	Two Fiscal Quarters Ended May 1, 2022
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,206	$10,244	$1,020	$12,470
Subscriptions and services (a)	2,263	253	823	3,339
Total	$3,469	$10,497	$1,843	$15,809

	Two Fiscal Quarters Ended May 2, 2021
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$861	$8,355	$848	$10,064
Subscriptions and services (a)	2,054	384	763	3,201
Total	$2,915	$8,739	$1,611	$13,265
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

Contract Balances
Contract assets and contract liabilities balances were as follows:

	May 1, 2022	October 31, 2021

	(In millions)
Contract Assets	$79	$126

Contract Liabilities	$4,099	$3,185
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements, which may include termination for convenience provisions. The amount of revenue recognized during the two fiscal quarters ended May 1, 2022 that was included in the contract liabilities balance as of October 31, 2021 was $1,974 million. The amount of revenue recognized during the two fiscal quarters ended May 2, 2021 that was included in the contract liabilities balance as of November 1, 2020 was $1,853 million.
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
Certain multi-year customer contracts in our semiconductor solutions segment contain firmly committed amounts and the remaining performance obligations under these contracts as of May 1, 2022 were approximately $16.5 billion. We expect approximately 31% of this amount to be recognized as revenue over the next 12 months. Although the majority of our software contracts are not deemed to be committed, our customers generally do not exercise their termination for convenience rights. In addition, the majority of our contracts for products, subscriptions and services have a duration of one year or less. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
3. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $2,270 million and $4,668 million of time deposits and $1,665 million and $1,607 million of money-market funds as of May 1, 2022 and October 31, 2021, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $900 million and $2,100 million during the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively, and $900 million and $1,827 million during the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively. Factoring fees for the sales of receivables were recorded in other income (expense), net and were not material for any of the periods presented.

Inventory

	May 1, 2022	October 31, 2021

	(In millions)
Finished goods	$590	$423
Work-in-process	851	680
Raw materials	227	194
Total inventory	$1,668	$1,297
Other Current Assets

	May 1, 2022	October 31, 2021

	(In millions)
Prepaid expenses	$689	$539
Other (miscellaneous)	365	516
Total other current assets	$1,054	$1,055
Other Current Liabilities

	May 1, 2022	October 31, 2021

	(In millions)
Contract liabilities	$3,600	$2,619
Tax liabilities	477	541
Other (miscellaneous)	711	679
Total other current liabilities	$4,788	$3,839
Other Long-Term Liabilities

	May 1, 2022	October 31, 2021

	(In millions)
Unrecognized tax benefits	$3,339	$3,407
Other (miscellaneous)	1,316	1,453
Total other long-term liabilities	$4,655	$4,860
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(In millions)
Cash paid for interest	$459	$369	$699	$741
Cash paid for income taxes	$240	$293	$426	$440

4. Goodwill and Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of May 1, 2022:
Purchased technology	$21,792	$(16,361)	$5,431
Customer contracts and related relationships	8,347	(5,203)	3,144
Order backlog	1,288	(1,119)	169
Trade names	700	(335)	365
Other	183	(80)	103
Intangible assets subject to amortization	32,310	(23,098)	9,212
In-process research and development	29	—	29
Total	$32,339	$(23,098)	$9,241

As of October 31, 2021:
Purchased technology	$23,932	$(17,148)	$6,784
Customer contracts and related relationships	8,356	(4,533)	3,823
Order backlog	2,579	(2,352)	227
Trade names	787	(386)	401
Other	239	(127)	112
Intangible assets subject to amortization	35,893	(24,546)	11,347
In-process research and development	27	—	27
Total	$35,920	$(24,546)	$11,374
During the fiscal quarter ended May 1, 2022, we completed two acquisitions qualifying as business combinations. In connection with the acquisitions, we recorded $153 million of goodwill and $106 million of intangible assets primarily within our infrastructure software segment.
Based on the amount of intangible assets subject to amortization at May 1, 2022, the expected amortization expense was as follows:

Fiscal Year:	Expected Amortization Expense
(In millions)
2022 (remainder)	$2,134
2023	3,254
2024	2,387
2025	680
2026	343
Thereafter	414
Total	$9,212

The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	May 1, 2022
(In years)
Purchased technology	4
Customer contracts and related relationships	3
Order backlog	1
Trade names	8
Other	9
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
For each of the fiscal quarter and two fiscal quarters ended May 1, 2022 and May 2, 2021, diluted net income per share excluded the potentially dilutive effect of 12 million shares of common stock issuable upon the conversion of Mandatory Convertible Preferred Stock as their effect was antidilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(In millions, except per share data)
Numerator:
Net income	$2,590	$1,493	$5,062	$2,871
Dividends on preferred stock	(75)	(76)	(149)	(150)
Net income attributable to common stock	$2,515	$1,417	$4,913	$2,721

Denominator:
Weighted-average shares outstanding - basic	408	409	410	408
Dilutive effect of equity awards	16	20	16	21
Weighted-average shares outstanding - diluted	424	429	426	429

Net income per share attributable to common stock:
Basic	$6.16	$3.46	$11.98	$6.67
Diluted	$5.93	$3.30	$11.53	$6.34

6. Borrowings

	Effective Interest Rate	May 1, 2022	October 31, 2021

	(In millions, except percentages)
April 2022 Senior Notes - fixed rate
4.000% notes due April 2029	4.17%	$750	$—
4.150% notes due April 2032	4.30%	1,200	—
4.926% notes due May 2037	5.33%	2,500	—
		4,450	—
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%	3,250	3,250
3.187% notes due November 2036	4.79%	2,750	2,750
		6,000	6,000
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	1,118	1,965
		1,870	2,717
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	105	105
3.150% notes due November 2025	3.29%	900	900
4.150% notes due November 2030	4.27%	1,856	2,679
4.300% notes due November 2032	4.39%	2,000	2,000
		4,861	5,684
April 2020 Senior Notes - fixed rate
4.700% notes due April 2025	4.88%	—	1,020
5.000% notes due April 2030	5.18%	606	1,086
		606	2,106
April 2019 Senior Notes - fixed rate
3.625% notes due October 2024	3.98%	622	622
4.250% notes due April 2026	4.54%	—	944
4.750% notes due April 2029	4.95%	1,655	1,958
		2,277	3,524
2017 Senior Notes - fixed rate
3.000% notes due January 2022	3.21%	—	255
2.650% notes due January 2023	2.78%	260	260

	Effective Interest Rate	May 1, 2022	October 31, 2021

	(In millions, except percentages)
3.625% notes due January 2024	3.74%	829	829
3.125% notes due January 2025	3.23%	495	495
3.875% notes due January 2027	4.02%	2,922	2,922
3.500% notes due January 2028	3.60%	777	777
		5,283	5,538
Assumed CA Senior Notes - fixed rate
4.500% notes due August 2023	4.10%	143	143
4.700% notes due March 2027	5.15%	215	265
		358	408
Other borrowings
2.500% - 4.500% senior notes due August 2022 - August 2034	2.59% - 4.55%	22	22
Total principal amount outstanding		$41,227	$41,499

Current portion of principal amount outstanding		$269	$264
Short-term finance lease liabilities		33	26
Total current portion of long-term debt		$302	$290

Non-current portion of principal amount outstanding		$40,958	$41,235
Long-term finance lease liabilities		29	39
Unamortized discount and issuance costs		(1,823)	(1,834)
Total long-term debt		$39,164	$39,440
April 2022 Senior Notes
In April 2022, we issued $750 million of 4.000% senior unsecured notes due 2029 and $1,200 million of 4.150% senior unsecured notes due 2032. Using the net proceeds, we redeemed the outstanding balance of $1,020 million of our 4.700% notes due 2025 and $944 million of our 4.250% notes due 2026. As a result of these redemptions, we incurred premiums of $85 million and wrote off $15 million of unamortized discount and issuance costs. Both amounts were included in interest expense.
In April 2022, we issued $2,500 million of 4.926% new senior unsecured notes due 2037 in exchange for $2,502 million of certain of our outstanding notes maturing between 2027 and 2030. We paid premiums of $47 million, which were included in unamortized discount and issuance costs. The 4.926% notes due 2037, the 4.000% notes due 2029 and the 4.150% notes due 2032 are collectively referred as the “April 2022 Senior Notes”.
We may redeem or purchase, in whole or in part, any of the April 2022 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indentures governing the April 2022 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest.

Credit Agreement
In January 2021, we entered into a credit agreement (the “Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility (the “Revolving Facility”), of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under the Revolving Facility for revolving loans. Subject to the terms of the Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the Credit Agreement. We had no borrowings outstanding under the Revolving Facility at either May 1, 2022 or October 31, 2021.
Commercial Paper
In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under our revolving credit facility. We had no Commercial Paper outstanding at either May 1, 2022 or October 31, 2021.
Fair Value of Debt
As of May 1, 2022, the estimated aggregate fair value of debt was $36,521 million. The fair value of our senior notes was determined using quoted prices from less active markets. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of May 1, 2022 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2022 (remainder)	$9
2023	403
2024	1,563
2025	495
2026	1,652
Thereafter	37,105
Total	$41,227
As of May 1, 2022 and October 31, 2021, we accrued interest payable of $332 million and $282 million, respectively, and were in compliance with all debt covenants.
7. Stockholders’ Equity
Mandatory Convertible Preferred Stock
On September 30, 2019, we completed an offering of approximately 4 million shares of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share (“Mandatory Convertible Preferred Stock”).
On September 30, 2022, unless earlier converted, each outstanding share of Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock at a rate between the then minimum and maximum conversion rates. At any time prior to September 30, 2022, holders may elect to convert each share of Mandatory Convertible Preferred Stock into shares of our common stock at the then minimum conversion rate. The conversion rates are subject to anti-dilution adjustments. As of May 1, 2022, the minimum conversion rate was 3.0970 and the maximum conversion rate was 3.6198.
As of each May 1, 2022 and October 31, 2021, we recognized $27 million of accrued preferred stock dividends, which were presented as temporary equity on our condensed consolidated balance sheets.

Cash Dividends Declared and Paid

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(In millions, except per share data)
Dividends per share to common stockholders	$4.10	$3.60	$8.20	$7.20
Dividends to common stockholders	$1,676	$1,477	$3,365	$2,945
Dividends per share to preferred stockholders	$20.00	$20.00	$40.00	$40.00
Dividends to preferred stockholders	$74	$75	$149	$150
Stock Repurchase Program
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time on or prior to December 31, 2022. During the fiscal quarter and two fiscal quarters ended May 1, 2022, we repurchased and retired approximately 5 million and 9 million shares of our common stock for $2,776 million and $5,500 million, respectively, under this stock repurchase program.
In May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to an additional $10 billion of our common stock from time to time through December 31, 2023.
Repurchases under our stock repurchase programs may be effected through a variety of methods, including open market or privately negotiated purchases. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. We are not obligated to repurchase any specific amount of shares of common stock, and the stock repurchase programs may be suspended or terminated at any time.
Stock-Based Compensation Expense

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(In millions)
Cost of products sold	$16	$21	$34	$41
Cost of subscriptions and services	20	17	38	29
Research and development	261	307	529	635
Selling, general and administrative	89	80	172	164
Total stock-based compensation expense	$386	$425	$773	$869
As of May 1, 2022, the total unrecognized compensation cost related to unvested stock-based awards was $3,309 million, which is expected to be recognized over the remaining weighted-average service period of 3.0 years.
Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding		Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of October 31, 2021	23		$200.38
Granted	2		$536.13
Vested	(4)		$216.57
Forfeited	—	*	$238.64
Balance as of May 1, 2022	21		$234.27
_______________
* Represents fewer than 1 million shares.

The aggregate fair value of time- and market-based RSUs that vested during the two fiscal quarters ended May 1, 2022 was $2,444 million, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
8. Income Taxes
The provision for income taxes was $200 million and $415 million for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively, compared to the benefit from income taxes of $7 million and $1 million for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively. The provision for income taxes for the fiscal quarter and two fiscal quarters ended May 1, 2022 was primarily driven by income before income taxes, offset by a shift in jurisdictional mix of income and expenses, and excess tax benefits from stock-based awards. The benefit from income taxes for the fiscal quarter and two fiscal quarters ended May 2, 2021 reflected excess tax benefits from stock-based awards and the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements, substantially offset by income tax expense arising from operations.
As of May 1, 2022, we had $5,059 million of gross unrecognized tax benefits, of which all, if recognized, would favorably impact the effective tax rate. It is possible that our existing unrecognized tax benefits may change up to $281 million as a result of lapses of the statute of limitations for certain audit periods and/or anticipated closure of audit examinations within the next 12 months.
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
Our CODM assesses the performance of each segment and allocates resources to each segment based on net revenue and operating results and does not evaluate each segment using discrete asset information. Operating results by segment include items that are directly attributable to each segment and also include shared expenses such as marketing, general and administrative activities, facilities and information technology (“IT”) expenses. Shared expenses are allocated based on revenue, headcount or evenly between the segments.
Unallocated Expenses
Unallocated expenses include amortization of acquisition-related intangible assets, stock-based compensation expense, restructuring, impairment and disposal charges, acquisition-related costs, and other costs, which are not used in evaluating the results of, or in allocating resources to, our segments. Acquisition-related costs include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.
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

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(In millions)
Net revenue:
Semiconductor solutions	$6,229	$4,820	$12,102	$9,728
Infrastructure software	1,874	1,790	3,707	3,537
Total net revenue	$8,103	$6,610	$15,809	$13,265

Operating income:
Semiconductor solutions	$3,626	$2,547	$6,975	$5,108
Infrastructure software	1,313	1,255	2,620	2,474
Unallocated expenses	(1,545)	(1,827)	(3,093)	(3,770)
Total operating income	$3,394	$1,975	$6,502	$3,812
10. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of May 1, 2022 that materially changed from the end of fiscal year 2021:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments

	(In millions)
2022 (remainder)	$66	$609
2023	174	189
2024	130	131
2025	71	26
2026	2	48
Thereafter	—	1
Total	$443	$1,004
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
Other Contractual Commitments. Represent amounts payable pursuant to agreements related to IT, human resources, and other service agreements.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at May 1, 2022, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,339 million of unrecognized tax benefits and accrued interest and penalties as of May 1, 2022 have been excluded from the table above.

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
Lawsuits Relating to California Institute of Technology
California Institute of Technology (“Caltech“) filed a complaint against Broadcom and Apple Inc. on May 26, 2016 in the United States District Court for the Central District of California (the “U.S. Central District Court”), and an amended complaint adding Cypress Semiconductor Corporation as a defendant on August 15, 2016. The amended complaint alleged that chips that support certain error correction codes as specified in IEEE Standards 802.11n and 802.11ac willfully infringed four patents related to error correction coding: U.S. Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833 (“’833 patent”). Prior to trial, Caltech dismissed its claims against Cypress and withdrew its infringement allegations as to ‘833 patent. The complaint sought a preliminary and permanent injunction, damages, pre- and post-judgment interest, as well as attorneys’ fees, costs, and expenses. The trial was held in January 2020, and on January 29, 2020, the jury issued its verdict finding infringement and awarding Caltech past damages of $270.2 million from Broadcom and $837.8 million from Apple, for which Apple is seeking indemnification from Broadcom. On August 3, 2020, the U.S. Central District Court issued its judgment, awarding Caltech past damages in the amounts awarded by the jury, as well as pre- and post-judgment interest. Additionally, the U.S. Central District Court awarded Caltech an unspecified amount of ongoing royalties to be determined after the anticipated appeals process is resolved. Neither the jury nor the U.S. Central District Court found willful infringement, which if it had, could have resulted in enhanced damages up to three times the amount awarded. Broadcom and Apple appealed to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit Court”) and oral arguments were heard on September 1, 2021. The Federal Circuit Court issued its decision on February 4, 2022. While the Federal Circuit Court affirmed infringement of two patents, both of which expired in August 2020, it did not address all issues and ordered a new trial on damages and on the infringement of the 7,916,781 patent, which also expired in August 2020. The Federal Circuit Court denied the petition for rehearing filed by Broadcom and Apple, and remanded the case to the U.S. Central District Court.
We believe that the evidence and the law do not support the U.S. Central District Court’s findings of infringement. We cannot reasonably estimate the ultimate outcome as the Federal Circuit Court vacated the above damages, and a number of factors (including a retrial at the lower court and further appeals) could significantly change the assessment of damages. As a result, we have not recorded a reserve with respect to this litigation, in accordance with the applicable accounting standards.
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
11. Restructuring, Impairment and Disposal Charges
From time to time, we initiate cost reduction activities to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. We recognized charges of $12 million and $31 million in the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively, and $23 million and $98 million in the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively. These charges were primarily recognized in operating expenses.
The following table summarizes the significant activities within, and components of, the restructuring liabilities during the two fiscal quarters ended May 1, 2022:

	Employee Termination Costs	Other Exit Costs	Total

	(In millions)
Balance as of October 31, 2021	$4	$—	$4
Restructuring charges	17	2	19
Utilization	(16)	(2)	(18)
Balance as of May 1, 2022 (a)	$5	$—	$5
_________________________________
(a) We expect the majority of the employee termination costs balance to be paid within the next six months.
Restructuring, impairment and disposal charges for the two fiscal quarters ended May 1, 2022 included $12 million for the write-down of certain lease-related right-of-use assets and other lease-related charges. As of May 1, 2022, short-term and long-term lease liabilities included $61 million of liabilities related to restructuring activities.
12. Subsequent Events
Preferred Stock Cash Dividends Declared
On May 25, 2022, our Board of Directors declared a quarterly cash dividend of $20.00 per share on our Mandatory Convertible Preferred Stock, payable on June 30, 2022 to stockholders of record on June 15, 2022.
Common Stock Cash Dividends Declared
On May 25, 2022, our Board of Directors declared a quarterly cash dividend of $4.10 per share on our common stock, payable on June 30, 2022 to stockholders of record on June 22, 2022.

Pending Acquisition of VMware, Inc.
On May 26, 2022, we entered into an Agreement and Plan of Merger (the “VMware Merger Agreement”) to acquire all of the outstanding shares of VMware, Inc. (“VMware”) in a cash-and-stock transaction (the “VMware Merger”) that values VMware at approximately $61 billion, based on the closing price of Broadcom common stock on May 25, 2022. In addition, we will assume $8 billion of VMware net debt.
Under the terms of the VMware Merger Agreement, each share of VMware common stock issued and outstanding immediately prior to the effective time of the VMware Merger will be indirectly converted into the right to receive, at the election of the holder of such share of VMware common stock, either $142.50 in cash, without interest, or 0.2520 shares of Broadcom common stock. The stockholder election will be subject to proration, such that the total number of shares of VMware common stock entitled to receive cash and the total number of shares of VMware common stock entitled to receive Broadcom common stock, will, in each case, be equal to 50% of the aggregate number of shares of VMware common stock issued and outstanding immediately prior to the effective time of the VMware Merger.
We will assume all outstanding VMware restricted stock unit awards and performance stock unit awards held by continuing employees. The assumed awards will be converted into restricted stock unit awards for shares of Broadcom common stock. All outstanding in-the-money VMware stock options and restricted stock unit awards held by non-employee directors will be accelerated and converted into the right to receive cash and shares of Broadcom common stock, in equal parts.
Effective upon the effective time of the VMware Merger, one member of the VMware Board of Directors, to be mutually agreed by us and VMware, will be added to our Board of Directors.
In connection with the execution of the VMware Merger Agreement, we entered into a commitment letter on May 26, 2022, with certain financial institutions that committed to provide, subject to the terms and conditions of the commitment letter, a senior unsecured bridge facility in an aggregate principal amount of $32 billion.
The VMware Merger, which is expected to be completed in our fiscal year ending October 29, 2023, is subject to satisfaction or waiver of customary closing conditions, including adoption of the VMware Merger Agreement by VMware stockholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and clearance under the antitrust laws of the European Union and certain other jurisdictions, and the effectiveness of a registration statement on Form S-4 to be filed by us. We and VMware each have termination rights under the VMware Merger Agreement and, under specified circumstances, upon termination of the agreement, we and VMware would be required to pay the other a termination fee of $1.5 billion (or, in certain circumstances, VMware’s termination fee would be $750 million).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 31, 2021 (“fiscal year 2021”) included in our Annual Report on Form 10-K for fiscal year 2021 (“2021 Annual Report on Form 10-K”). References to “Broadcom,” “we,” “our,” and “us” are to Broadcom Inc. and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include the potential impact of the COVID-19 pandemic; our pending acquisition of VMware, Inc.; projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies and objectives of management for future operations; and statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property (“IP”) rights. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
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
Quarterly Highlights
Highlights during the fiscal quarter ended May 1, 2022 include the following:
•We generated $4,243 million of cash from operations.
•We paid $1,750 million in cash dividends.
•We repurchased $2,776 million of common stock.

Pending Acquisition of VMware, Inc.
On May 26, 2022, we entered into an Agreement and Plan of Merger (the “VMware Merger Agreement”) to acquire all of the outstanding shares of VMware, Inc. (“VMware”) in a cash-and-stock transaction (the “VMware Merger”) that values VMware at approximately $61 billion, based on the closing price of Broadcom common stock on May 25, 2022. In addition, we will assume $8 billion of VMware net debt.
Under the terms of the VMware Merger Agreement, each share of VMware common stock issued and outstanding immediately prior to the effective time of the VMware Merger will be indirectly converted into the right to receive, at the election of the holder of such share of VMware common stock, either $142.50 in cash, without interest, or 0.2520 shares of Broadcom common stock. The stockholder election will be subject to proration, such that the total number of shares of VMware common stock entitled to receive cash and the total number of shares of VMware common stock entitled to receive Broadcom common stock, will, in each case, be equal to 50% of the aggregate number of shares of VMware common stock issued and outstanding immediately prior to the effective time of the VMware Merger.
We will assume all outstanding VMware restricted stock unit awards and performance stock unit awards held by continuing employees. The assumed awards will be converted into restricted stock unit awards for shares of Broadcom common stock. All outstanding in-the-money VMware stock options and restricted stock unit awards held by non-employee directors will be accelerated and converted into the right to receive cash and shares of Broadcom common stock, in equal parts.
Effective upon the effective time of the VMware Merger, one member of the VMware Board of Directors, to be mutually agreed by us and VMware, will be added to our Board of Directors.
In connection with the execution of the VMware Merger Agreement, we entered into a commitment letter on May 26, 2022, with certain financial institutions that committed to provide, subject to the terms and conditions of the commitment letter, a senior unsecured bridge facility in an aggregate principal amount of $32 billion.
The VMware Merger, which is expected to be completed in our fiscal year ending October 29, 2023, is subject to satisfaction or waiver of customary closing conditions, including adoption of the VMware Merger Agreement by VMware stockholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”) and clearance under the antitrust laws of the European Union and certain other jurisdictions, and the effectiveness of a registration statement on Form S-4 to be filed by us. We and VMware each have termination rights under the VMware Merger Agreement and, under specified circumstances, upon termination of the agreement, we and VMware would be required to pay the other a termination fee of $1.5 billion (or, in certain circumstances, VMware’s termination fee would be $750 million).
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
The demand environment for our semiconductor products was consistent with our expectations for the second quarter of our fiscal year ending October 30, 2022 (“fiscal year 2022”), with continued investments by enterprises, hyperclouds and service providers in technologies and solutions to support remote or hybrid tele-work and learning arising from COVID-19, as well as the transition to office re-openings. While we continue to see robust demand in this area and record profitability driven by the supply imbalance, the macroeconomic environment remains uncertain and it may not be sustainable over the longer term. We continue to experience various constraints in our supply chain due to the pandemic, including with respect to wafers and substrates. While supply lead times have stabilized, we continue to have difficulties in obtaining some necessary components and inputs in a timely manner to meet increased demand. To date, the impact of COVID-19 on the demand environment for our software products has been limited.
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
There were no significant changes in our critical accounting estimates during the two fiscal quarters ended May 1, 2022 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Annual Report on Form 10-K.
Results of Operations
Fiscal Quarter and Two Fiscal Quarters Ended May 1, 2022 Compared to Fiscal Quarter and Two Fiscal Quarters Ended May 2, 2021
The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$6,417	$4,983	79%	75%
Subscriptions and services	1,686	1,627	21	25
Total net revenue	8,103	6,610	100	100
Cost of revenue:
Cost of products sold	1,798	1,548	22	24
Cost of subscriptions and services	158	151	2	2
Amortization of acquisition-related intangible assets	707	853	9	13
Restructuring charges	1	1	—	—
Total cost of revenue	2,664	2,553	33	39
Gross margin	5,439	4,057	67	61
Research and development	1,261	1,238	16	19
Selling, general and administrative	368	325	4	5
Amortization of acquisition-related intangible assets	398	494	5	7
Restructuring, impairment and disposal charges	18	25	—	—
Total operating expenses	2,045	2,082	25	31
Operating income	$3,394	$1,975	42%	30%

	Two Fiscal Quarters Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$12,470	$10,064	79%	76%
Subscriptions and services	3,339	3,201	21	24
Total net revenue	15,809	13,265	100	100
Cost of revenue:
Cost of products sold	3,567	3,220	23	25
Cost of subscriptions and services	314	293	2	2
Amortization of acquisition-related intangible assets	1,437	1,727	9	13
Restructuring charges	3	16	—	—
Total cost of revenue	5,321	5,256	34	40
Gross margin	10,488	8,009	66	60
Research and development	2,467	2,449	16	18
Selling, general and administrative	689	664	4	5
Amortization of acquisition-related intangible assets	795	988	5	7
Restructuring, impairment and disposal charges	35	96	—	1
Total operating expenses	3,986	4,197	25	31
Operating income	$6,502	$3,812	41%	29%
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to WT Microelectronics Co., Ltd., a distributor, accounted for 17% and 20% of our net revenue for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively, and 17% and 18% of our net revenue for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 35% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 1, 2022 and May 2, 2021. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 1, 2022 and May 2, 2021. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Net Revenue by Segment	May 1, 2022	May 2, 2021	$ Change	% Change	May 1, 2022	May 2, 2021	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$6,229	$4,820	$1,409	29%	$12,102	$9,728	$2,374	24%
Infrastructure software	1,874	1,790	84	5%	3,707	3,537	170	5%
Total net revenue	$8,103	$6,610	$1,493	23%	$15,809	$13,265	$2,544	19%

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
Net Revenue by Segment	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021

	(As a percentage of net revenue)
Semiconductor solutions	77%	73%	77%	73%
Infrastructure software	23	27	23	27
Total net revenue	100%	100%	100%	100%
Net revenue from our semiconductor solutions segment increased in the fiscal quarter and two fiscal quarters ended May 1, 2022 compared to the prior year fiscal periods due to on-going strong product demand, primarily for networking, server storage and broadband products. Net revenue from our infrastructure software segment increased in the fiscal quarter and two fiscal quarters ended May 1, 2022 compared to the prior year fiscal periods primarily due to higher demand for our mainframe solutions.
Gross Margin
Gross margin was $5,439 million, or 67% of net revenue, for the fiscal quarter ended May 1, 2022 compared to $4,057 million, or 61% of net revenue, for the fiscal quarter ended May 2, 2021, and $10,488 million, or 66% of net revenue, for the two fiscal quarters ended May 1, 2022 compared to $8,009 million, or 60% of net revenue, for the two fiscal quarters ended May 2, 2021.
The increases were primarily due to lower amortization of acquisition-related intangible assets and improved profitability within our semiconductor solutions segment.
Research and Development Expense
Research and development expense increased $23 million, or 2%, and $18 million, or 1%, for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher variable employee compensation expense and engineering project costs, partially offset by lower stock-based compensation expense reflecting the full vesting of certain equity awards.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $43 million, or 13%, and $25 million, or 4%, for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher variable employee compensation expense and sales initiatives.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $96 million, or 19%, and $193 million, or 20%, for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively, compared to the prior year fiscal periods. The decreases were primarily due to lower amortization of certain intangible assets from our acquisition of CA, Inc.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses decreased $7 million, or 28%, and $61 million, or 64%, for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively, compared to the prior year fiscal periods. The decreases were primarily due to lower employee termination costs and lease and other exit costs in the current year fiscal periods following the completion of key restructuring activities from acquisitions.

Stock-Based Compensation Expense
Total stock-based compensation expense was $386 million and $773 million for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively, compared to $425 million and $869 million for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively. The decreases primarily reflect the full vesting of certain equity awards and the effect of forfeitures.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of May 1, 2022, which we expect to recognize over the remaining weighted-average service period of 3.0 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2022 (remainder)	$750
2023	1,186
2024	804
2025	467
2026	102
Total	$3,309
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
Segment Operating Results

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Operating Income by Segment	May 1, 2022	May 2, 2021	$ Change	% Change	May 1, 2022	May 2, 2021	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$3,626	$2,547	$1,079	42%	$6,975	$5,108	$1,867	37%
Infrastructure software	1,313	1,255	58	5%	2,620	2,474	146	6%
Unallocated expenses	(1,545)	(1,827)	282	(15)%	(3,093)	(3,770)	677	(18)%
Total operating income	$3,394	$1,975	$1,419	72%	$6,502	$3,812	$2,690	71%
Operating income from our semiconductor solutions segment increased in the fiscal quarter and two fiscal quarters ended May 1, 2022 compared to the prior year fiscal periods, primarily due to higher net revenue due to on-going strong product demand, primarily for networking, server storage and broadband products, and improved profitability. Operating income from our infrastructure software segment increased in the fiscal quarter and two fiscal quarters ended May 1, 2022 compared to the prior year fiscal periods, primarily due to higher demand for our mainframe solutions.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring, impairment and disposal charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 15% and 18% for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively, compared to the prior year fiscal periods primarily due to lower amortization of acquisition-related intangible assets.
Non-Operating Income and Expenses
Interest expense. Interest expense was $518 million and $925 million for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively, compared to $466 million and $1,036 million for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively. The increase in the fiscal quarter ended May 1, 2022 was primarily due to higher losses on extinguishment of debt related to debt transactions. The decrease in two fiscal quarters ended May 1, 2022 was primarily due to lower losses on extinguishment of debt. We expect to incur additional interest expense in future periods as a result of term loan indebtedness associated with future acquisitions, including the pending VMware Merger.

Other income (expense), net. Other income (expense), net, includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other expense, net, was $86 million and $100 million for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively, compared to other expense, net of $23 million and other income, net of $94 million for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively. The changes were primarily due to changes in investment gains or losses.
Provision for (benefit from) income taxes. The provision for income taxes was $200 million and $415 million for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively, compared to the benefit from income taxes of $7 million and $1 million for the fiscal quarter and two fiscal quarters ended May 2, 2021, respectively. The provision for income taxes in the current year fiscal periods was primarily driven by income before income taxes, offset by a shift in jurisdictional mix of income and expenses, and excess tax benefits from stock-based awards. The benefit from income taxes in the prior year fiscal periods was due to excess tax benefits from stock-based awards and the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements, substantially offset by income tax expense arising from operations.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of May 1, 2022 consisted of: (i) $9,005 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility (the “Revolving Facility”). In addition, we may also generate cash from the sale of assets and debt or equity financing from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, including the pending VMware Merger, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $41,227 million of outstanding indebtedness, (vi) share repurchases, and (vii) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. We expect a slight increase in capital expenditures in fiscal year 2022 as compared to fiscal year 2021. Our debt and liquidity needs will also increase as a result of the pending VMware Merger. We intend to fund the cash portion of the consideration with $32 billion in new, fully committed debt financing.
We believe that our cash and cash equivalents on hand, cash flows from operations, the Revolving Facility, as well as the committed debt funding related to the pending VMware Merger, will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months. For additional information regarding our cash requirement from contractual obligations and indebtedness, see Note 10. “Commitments and Contingencies” and Note 6. “Borrowings” in Part I, Item 1 of this Form 10-Q.
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
Working Capital
Working capital decreased to $7,900 million at May 1, 2022 from $10,305 million at October 31, 2021. The decrease was primarily attributable to the following:
•Cash and cash equivalents decreased to $9,005 million at May 1, 2022 from $12,163 million at October 31, 2021,

primarily due to $5,500 million of common stock repurchases, $3,514 million of dividend payments, $2,352 million of debt payments, and $889 million of employee withholding tax payments related to net settled equity awards. These decreases were partially offset by $7,729 million in net cash provided by operating activities and $1,935 million in proceeds from long-term borrowings.
•Other current liabilities increased to $4,788 million at May 1, 2022 from $3,839 million at October 31, 2021, primarily due to increases in contract liabilities and interest payable.
These decreases in working capital were offset in part by the following:
•Accounts receivable increased to $3,083 million at May 1, 2022 from $2,071 million at October 31, 2021, primarily due to revenue linearity and less receivables sold through factoring arrangements.
•Inventory increased to $1,668 million at May 1, 2022 from $1,297 million at October 31, 2021, primarily to support customer demand and due to higher material costs.
•Employee compensation and benefits decreased to $751 million at May 1, 2022 from $1,066 million at October 31, 2021, primarily due to the timing of employee bonus plan payments.
Capital Returns

	Two Fiscal Quarters Ended
	May 1, 2022	May 2, 2021

	(In millions, except per share data)
Cash dividends declared and paid per share to common stockholders	$8.20	$7.20
Cash dividends declared and paid to common stockholders	$3,365	$2,945
Cash dividends declared and paid per share to preferred stockholders	$40.00	$40.00
Cash dividends declared and paid to preferred stockholders	$149	$150
Stock repurchases	$5,500	$—
Pursuant to a $10 billion stock repurchase program authorized by our Board of Directors in December 2021, we repurchased and retired approximately 9 million shares of our common stock at a weighted average price of $602.53 during the two fiscal quarters ended May 1, 2022.
In May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to an additional $10 billion of our common stock from time to time through December 31, 2023. Repurchases under our stock repurchase programs may be made through a variety of methods, including open market or privately negotiated purchases. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities and other factors. We are not obligated to repurchase any specific amount of shares of common stock, and the stock repurchase programs may be suspended or terminated at any time.
During the two fiscal quarters ended May 1, 2022 and May 2, 2021, we paid approximately $889 million and $686 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 2 million shares of common stock from employees in connection with such net share settlements during each of the two fiscal quarters ended May 1, 2022 and May 2, 2021.
Cash Flows

	Two Fiscal Quarters Ended
	May 1, 2022	May 2, 2021

	(In millions)
Net cash provided by operating activities	$7,729	$6,682
Net cash used in investing activities	(619)	(248)
Net cash used in financing activities	(10,268)	(4,534)
Net change in cash and cash equivalents	$(3,158)	$1,900
Operating Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $1,047 million increase in cash provided by operations during the two fiscal quarters ended May 1, 2022 compared to the prior year fiscal period was due to $2,191 million higher net income, offset by a $62 million decrease in amortization of intangible assets and stock-based compensation and other adjustments, as well as a $1,082 million decrease resulting from changes in operating assets and liabilities.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions, investments and capital expenditures. The $371 million increase in cash used in investing activities during the two fiscal quarters ended May 1, 2022 compared to the prior year fiscal period was primarily due to a $226 million increase in cash paid for acquisitions as well as $200 million investment purchases.
Financing Activities
Cash flows from financing activities primarily consisted of proceeds and payments related to our stock repurchases, dividend payments, long-term borrowings and employee withholding tax payments related to net settled equity awards. The $5,734 million increase in cash used in financing activities during the two fiscal quarters ended May 1, 2022 compared to the prior year fiscal period was primarily due to $5,500 million in common stock repurchases, a $419 million increase in dividend payments and a $203 million increase in employee withholding tax payments related to net settled equity awards, offset in part by a $412 million change in net borrowing activities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2021 Annual Report on Form 10-K, except as disclosed below.
Interest Rate Risk
As of May 1, 2022, we had $41.2 billion in principal amount of debt outstanding. The carrying amount of the debt was $39.4 billion, and the estimated aggregate fair value of debt was $36.5 billion. As of May 1, 2022, a hypothetical 50 basis points increase or decrease in market interest rates would change the fair value of debt, by a decrease or increase of approximately $1.7 billion. However, this hypothetical change in interest rates would not impact the interest expense on our debt as we only had fixed rate senior notes outstanding.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of May 1, 2022. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of May 1, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risks Related to Our Business
•The ongoing COVID-19 pandemic continues to disrupt normal business activity.
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
•The failure to complete or realize the expected benefits of our acquisition of VMware may adversely affect our business and our stock price.
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

•An impairment of the confidentiality, integrity, or availability of our information technology (“IT”) systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business.
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
•Failure of our software products to manage and secure IT infrastructures and environments could have a material adverse effect on our business.
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

Risks Related to Our Business
The ongoing COVID-19 pandemic continues to disrupt normal business activity, which may have an adverse effect on our results of operations.
The COVID-19 pandemic and the efforts to control it continue to disrupt, and reduce the efficiency of, normal business activities in much of the world. The pandemic has resulted in authorities around the world implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter in place orders, factory and office shutdowns and vaccine mandates. These measures have impacted, and will likely continue to impact our workforce and operations, and those of our customers, contract manufacturers (“CMs”), suppliers and logistics providers.
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
In response to governmental directives and recommended safety measures, we modified our workplace practices globally, which has resulted in many of our employees working remotely for extended periods of time. Working remotely for extended periods may reduce our employees’ efficiency and productivity, which may cause product development delays, hamper new product innovation, increase cyber security risks, and have other unforeseen adverse effects on our business. In addition, if a significant number of our employees, or employees and third parties performing key functions, including our Chief Executive Officer and members of our Board of Directors, become ill, our business may be further adversely impacted. While we have implemented personal safety measures at all of our facilities where our employees are working onsite, existing and new precautionary measures or modifications in our business practices and policies, may negatively impact our business or operations, especially if the spread of COVID-19 (including any variants) worsens significantly. In addition, any actions we take may not be sufficient to mitigate the risk of infection and could result in a significant number of COVID-19-related claims. Changes to state workers’ compensation laws, such as those in California, may increase our potential liability for such claims. See also our risk factor “If we are unable to attract and retain qualified personnel, especially our engineering and technical personnel, we may not be able to execute our business strategy effectively.”
While we continue to see robust demand in our semiconductor solutions segment and record profitability driven by the supply imbalance, and have seen little impact to our software business from the COVID-19 pandemic, the macroeconomic environment remains uncertain and it may not be sustainable over the longer term. In addition, if enacted, the Creating Helpful Incentives to Produce Semiconductors for America Act (the “CHIPS Act”) could result in excess supply, which could lead to excess inventory and a decrease in average selling prices. The degree to which the pandemic ultimately impacts our business and results of operations will depend on future developments beyond our control, including the extent of actions to contain the virus (including any variants), availability and efficacy of the vaccines or other treatments, public acceptance of the vaccines (including boosters), and to what extent normal economic and operating conditions resume.
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of end customers, original equipment manufacturer (“OEMs”), their respective CMs, and certain distributors for a majority of our business and revenue. For the two fiscal quarters ended May 1, 2022, sales to distributors accounted for 57% of our net revenue. We believe aggregate sales, through all channels, to Apple and our top five end customers, accounted for approximately 20% and 35%, respectively, of our net revenue for the two fiscal quarters ended May 1, 2022. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.

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
Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), one of our CMs, manufactured approximately 90% of the wafers manufactured by our CMs during the two fiscal quarters ended May 1, 2022. Our wafer requirements represent a significant portion of the total production capacity of TSMC. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.
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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide (“InP”) wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During the two fiscal quarters ended May 1, 2022, we purchased approximately two-thirds of our manufacturing materials from five materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints, inflation, or other factors, any of which could lead to interruption of supply or increased demand in the industry. For example, due to the COVID-19 pandemic, we have experienced some supply constraints and increases in prices, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. The supply constraints have had, and may continue to have, a negative impact on our customer relationships. Further, continued supply constraints for these or any other reasons could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.

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
A general slowdown in the global economy, including a recession, or in a particular region or industry, an increase in trade tensions with U.S. trading partners, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt. An escalation of trade tensions between the U.S. and China has resulted in trade restrictions and increased tariffs that harm our ability to participate in Chinese markets or compete effectively with Chinese companies. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, and possible decoupling of the U.S. and China economies, could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers and consumers to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to such restrictions or tariffs, (iii) lead to the insolvency or consolidation of key suppliers and customers, and (iv) intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.
We operate in the highly cyclical semiconductor industry.
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, frequent new product introductions, short product life cycles (for semiconductors and for many of the end products in which they are used) and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. The industry is still in the midst of a significant upturn due to the supply imbalance resulting in record profitability and increases in average selling prices as well as the payment by customers of other amounts like expedite fees and surcharges, which may not be sustainable in the longer term. It is possible that this current industry up-cycle will eventually be followed by a downturn, and historically, such down-cycles have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices leading to reduced profitability and a decline in our stock price. The enactment of the CHIPS Act could also result in an increase in supply leading to excess inventory and a decrease in average selling prices. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, our net revenue may decline and our financial condition and results of operations may suffer.
Global political and economic conditions and other factors related to our international operations could adversely affect our business, financial condition and results of operations.
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of May 1, 2022, nearly 49% of our employees were located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 57% of our net revenue in the two fiscal quarters ended May 1, 2022 and are subject to a number of risks, including:
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
Our future success depends on our ability to attract, retain and motivate qualified personnel. As the source of our technological and product innovations, our engineering and technical personnel (including cyber security experts) are a significant asset. Competition for these employees is significant in many areas of the world in which we operate, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. In addition, current or future immigration laws may make it more difficult to hire or retain qualified engineers, further limiting the pool of available talent. We believe equity awards provide a powerful long-term retention incentive and have historically granted these awards to the substantial majority of our employees. However, the amendments to our 2012 Stock Incentive Plan approved by our stockholders at our 2021 Annual Meeting of Stockholders significantly reduced the number of shares available for equity awards. As a result, we may need to change our current equity granting philosophy, which could impair our efforts to attract and retain necessary personnel. Any inability to retain, attract or motivate such personnel and provide competitive employment benefits could have a material adverse effect on our business, financial condition and results of operations.
The failure to complete our acquisition of VMware may adversely affect our business and our stock price.
Consummation of the VMware Merger is subject to the satisfaction or waiver of customary closing conditions, including (i) adoption of the VMware Merger Agreement by VMware stockholders, (ii) the expiration or termination of the waiting period under the HSR Act and clearance under the antitrust laws of the European Union and certain other jurisdictions, (iii) the receipt by VMware of a tax opinion regarding the U.S. federal income tax treatment of certain aspects of the VMware Merger, (iv) the absence of certain orders or laws preventing consummation of the VMware Merger, (v) the effectiveness of a registration statement on Form S-4 to be filed by us, (vi) authorization for listing additional shares of Broadcom common stock on Nasdaq, and (vii) the absence of a material adverse effect with respect to either us or VMware. There can be no assurance that these or other closing conditions will be satisfied in a timely manner or at all. Any delay in completing the acquisition could cause us not to realize some or all of the anticipated benefits when expected, if at all. If the VMware Merger is not completed, our stock price could decline to the extent it reflects an assumption that we will complete the acquisition. Furthermore, if the VMware Merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including incurring significant acquisition costs that we would be unable to recover, negative publicity and a negative impression of us in the investment community. Additionally, under certain specified circumstances, including the termination by either us or VMware because certain required regulatory clearances are not obtained as specified in the VMware Merger Agreement, upon termination of the VMware Merger Agreement we would be required to pay VMware a termination fee of $1.5 billion.

Failure to realize the benefits expected from the VMware Merger could adversely affect the value of our common stock.
Although we expect significant benefits to result from the VMware Merger, there can be no assurance that we will actually realize any of them, or realize them within the anticipated timeframe. Achieving these benefits will depend, in part, on our ability to integrate VMware's business successfully and efficiently. The challenges involved in this integration, which will be complex and time consuming, include the following:
•preserving customer and other important relationships of VMware and attracting new business and operational relationships;
•integrating financial forecasting and controls, procedures and reporting cycles;
•consolidating and integrating corporate, information technology, finance and administrative infrastructures;
•coordinating sales and marketing efforts to effectively position our capabilities;
•coordinating and integrating operations in countries in which we have not previously operated; and
•integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits of the VMware Merger on our anticipated timeframe or at all and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. The successful integration of the VMware business will require significant management attention both before and after the completion of the VMware Merger, and may divert the attention of management from our business and operational issues.
We may pursue acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.
Our growth strategy includes acquiring or investing in businesses that offer complementary products, services and technologies, or enhance our market coverage or technological capabilities.
Any acquisitions we may undertake, including the VMware Merger, and their integration involve risks and uncertainties, such as:
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
In addition, current and future changes to the U.S. and foreign regulatory approval process and requirements related to acquisitions, including the VMware Merger, may cause approvals to take longer than anticipated, not be forthcoming or contain burdensome conditions, which may prevent the transaction or jeopardize, delay or reduce the anticipated benefits of the transaction, and impede the execution of our business strategy.

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
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal fabrication facilities for products utilizing our innovative and proprietary processes. Our Fort Collins and Breinigsville facilities are the sole sources for the FBAR components used in many of our wireless devices and for the InP-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our CMs and suppliers, are located in California and the Pacific Rim region, which have above average seismic activity and severe weather activity. In addition, a significant majority of our research and development personnel are located the Czech Republic, India, Israel, and the U.S., with the expertise of the personnel at each such location tending to be focused on one or two specific areas, and our primary warehouse is in Malaysia.
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
An impairment of the confidentiality, integrity, or availability of our IT systems, or those of one or more of our corporate infrastructure vendors could have a material adverse effect on our business.
Our business depends on various internally managed IT systems and outsourced IT services, including cloud-based and other critical corporate infrastructure services relating to, among other things, financial reporting, product orders and shipping, human resources, benefit plan administration, IT network development, network monitoring and electronic communication services, as well as third-party data centers. Any failure of these internal or third-party systems and services to operate effectively could disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations. Our operations are dependent upon our ability to protect our IT infrastructure against damage from business continuity events that could have a significant disruptive effect. Although these systems are designed to protect and secure our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information, we are, out of necessity, dependent on our vendors to adequately address cyber security threats to their own systems. In addition, software products we use (including technologies produced by us) have occasionally had in the past and may have in the future, vulnerabilities that, if left unmanaged, could reduce the overall level of security of the systems on which the software is installed.
Cyber-attacks are increasing in number and sophistication, are well-financed, in some cases supported by state actors, and are designed to not only attack, but also to evade detection. Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Geopolitical instability, such as Russia’s invasion of Ukraine, may increase the likelihood that we will experience direct or collateral consequences from cyber conflicts between nation-states or other politically motivated actors targeting critical technology infrastructure. Accidental or willful security breaches or other unauthorized access to our information systems or the systems of our service providers, or the existence of computer viruses or malware (such as ransomware) in our or their data or software could expose us to a risk of information loss, business disruption, and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees or third parties. Such an event could disrupt our business and result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, significant remediation costs, disruption of key business operations and significant diversion of our resources, as well as fines and other sanctions resulting from any related breaches of data privacy regulations (such as the General Data Protection Regulation), any of which could have a material adverse effect on our business, profitability and financial condition. While we may be entitled to damages if our vendors fail to perform under their agreements with us, any award may be insufficient to cover the actual costs incurred by us and, as a result of a vendor’s failure to perform, we may be unable to collect any damages.
Despite our internal controls and investment in security measures, we have, from time to time, been subject to disruptive cyber-attacks or there have been attempts of unauthorized network intrusions and malware on our own IT networks. Although no such cyber security incidents have been material to Broadcom, we continue to devote resources to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future. As a result of the COVID-19 pandemic, remote access to our networks and systems has increased substantially. While we have taken steps to secure our networks and systems, we may be more vulnerable to a successful cyber-attack or information security incident when our workforce works remotely.
U.S. and foreign regulators have also increased their focus on cyber security vulnerabilities and risks. Compliance with laws and regulations concerning privacy, cyber security, data governance, and data protection could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties. Further, customers and service providers increasingly demand rigorous contractual, certification and audit provisions regarding privacy, cyber security, data governance, data protection, confidentiality, and IP, which may also increase our overall compliance burden.
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
Failure of our software products to manage and secure IT infrastructures and environments could have a material adverse effect on our business.
Certain aspects of our software products are intended to manage and secure IT infrastructures and environments, and as a result, we expect these products to be ongoing targets of cyber security attacks. Open source code or other third-party software used in these products could also be targeted. Although we continually seek to improve our countermeasures to prevent such incidents, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack or an accidental incident on us and our customers. Additionally, efforts by malicious cyber actors or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. A successful cyber security attack involving our products could cause customers and potential customers to believe our services are ineffective or unreliable and result in, among other things, the loss of customers, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations and give rise to significant costs, including costs related to developing solutions or indemnification obligations under our agreements. Any such event could adversely impact our revenue and results of operations. See also “An impairment of the confidentiality, integrity, or availability of our IT systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business”.
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
We are subject to a variety of domestic and international laws and regulations relating to the use, disposal, clean-up of and human exposure to hazardous materials. Compliance with environmental, health and safety requirements could, among other things, require us to modify our manufacturing processes, restrict our ability to expand our facilities, or require us to acquire pollution control equipment, all of which can be very costly. Any failure by us to comply with such requirements could result in the limitation or suspension of the manufacture of our products and could result in litigation against us and the payment of significant fines and damages by us in the event of a significant adverse judgment. In addition, complying with any cleanup or remediation obligations for which we are or become responsible could be costly and have a material adverse effect on our business, financial condition and results of operations.
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
As of May 1, 2022, the aggregate indebtedness under our senior notes was $41,227 million. We expect to maintain significant levels of indebtedness going forward.
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
As of March 31, 2022, we believe 10 of our 20 largest holders of common stock were active institutional investors who held 27% of our outstanding shares of common stock in the aggregate. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
The following table presents details of our various repurchases during the fiscal quarter ended May 1, 2022 pursuant to a $10 billion stock repurchase program authorized by our Board of Directors in December 2021, which will end on or prior to December 31, 2022.

Period	Total Number of Shares Purchased (a)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan

	(In millions, except per share data)
January 31, 2022 - February 27, 2022	1	$582.19	1	$6,500
February 28, 2022 - March 27, 2022	1	$580.92	1	$5,915
March 28, 2022 - May 1, 2022	3	$585.87	3	$4,500
Total	5	$583.79	5
_________________________________
(a) We also paid approximately $514 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $593.25 per share. These shares may be deemed to be “issuer purchases” of shares and are not included in this table.
In May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to an additional $10 billion of our common stock from time to time through December 31, 2023.
Repurchases under our stock repurchase programs may be effected through a variety of methods, including open market or privately negotiated purchases. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities and other factors. We are not obligated to repurchase any specific amount of shares of common stock, and the stock repurchase programs may be suspended or terminated at any time.
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
2.4
Agreement and Plan of Merger, dated as of May 26, 2022, by and among Broadcom Inc., VMware, Inc., Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 26, 2022
3.1	Amended and Restated Certificate of Incorporation.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No.001-38449)	April 4, 2018
3.2	Certificate of Designation of the 8.00% Mandatory Convertible Preferred Stock, Series A.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2019
3.3	Amended and Restated Bylaws.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
4.1	Form of Common Stock Certificate.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 14, 2018
4.2	Form of Certificate of the 8.00% Mandatory Convertible Preferred Stock, Series A (included in the Exhibit 3.2).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2019
4.3	Description of Common Stock.	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 20, 2019
4.4	Description of 8.00% Mandatory Convertible Preferred Stock, Series A.	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 20, 2019
4.5
Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.6	Supplement Indenture to the January 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2018
4.7	Second Supplement Indenture to the January 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 25, 2019
4.8	Form of 3.000% Senior Note due 2022 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.90	Form of 3.625% Senior Note due 2024 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.10	Form of 3.875% Senior Note due 2027 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.11	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.12	Supplemental Indenture to October 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2018
4.13	Second Supplemental Indenture to October 2017 Indenture, dates as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 25, 2019
4.14	Form of 2.650% Senior Note due 2023 (included in Exhibit 4.11).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.15	Form of 3.125% Senior Note due 2025 (included in Exhibit 4.11).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.16	Form of 3.500% Senior Note due 2028 (included in Exhibit 4.11).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.17
Indenture, dated as of April 5, 2019, by and among the Company, as Issuer, Broadcom Technologies Inc., Broadcom Corporation and Broadcom Cayman Finance Limited (the “2019 Guarantors”), and Wilmington Trust, National Association, as trustee.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 5, 2019
4.18	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.17).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 5, 2019
4.19	Form of 4.250% Senior Notes due 2026 (included in Exhibit 4.17).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 5, 2019
4.20	Form of 4.750% Senior Notes due 2029 (included in Exhibit 4.17).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 5, 2019
4.21
Indenture, dated as of April 9, 2020, by and among the Company, as Issuer, Broadcom Technologies Inc. and Broadcom Corporation (the “2020 Guarantors”), and Wilmington Trust, National Association, as trustee.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2020
4.22	Form of 4.700% Senior Notes due 2025 (included in Exhibit 4.21).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2020
4.23	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.21).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2020
4.24	Indenture, dated as of May 8, 2020, by and among the Company, as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.25	Form of 2.250% Senior Notes due 2023 (included in Exhibit 4.24).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.26	Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.24).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.27	Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.24).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.28	Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.24).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.29	Indenture, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 21, 2020
4.30	Form of 3.459% Senior Notes due 2026 (included in Exhibit 4.29).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 21, 2020
4.31	Form of 4.110% Senior Notes due 2028 (included in Exhibit 4.29).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 21, 2020
4.32	Indenture, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.33	Form of 1.950% Senior Notes due 2028 (included in Exhibit 4.32).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.34	Form of 2.450% Senior Notes due 2031 (included in Exhibit 4.32).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.35	Form of 2.600% Senior Notes due 2033 (included in Exhibit 4.32).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.36	Form of 3.500% Senior Notes due 2041 (included in Exhibit 4.32).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.37	Form of 3.750% Senior Notes due 2051 (included in Exhibit 4.32).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.38
Registration Rights Agreement, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., and Truist Securities, Inc., as representatives of the several initial purchasers of the January 2021 Senior Notes.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.39	Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.40	Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.39).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.41	Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.39).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.42
Registration Rights Agreement, dated as of March 31, 2021, by and among the Company and BofA Securities, Inc. and HSBC Securities (USA) Inc., as dealer-managers in connection with the March 2021 Exchange Offer.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.43	Indenture, dated as of September 30, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2021
4.44	Form of 3.137% Senior Notes due 2035 (included in Exhibit 4.43).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2021
4.45	Form of 3.187% Senior Notes due 2036 (included in Exhibit 4.43).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2021
4.46
Registration Rights Agreement, dated as of September 30, 2021, by and among the Company and BNP Paribas Securities Corp., J.P. Morgan Securities LLC and TD Securities (USA) LLC, as dealer-mangers in connection with the September 2021 Exchange Offer.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2021
4.47	Indenture, dated April 14, 2022, between the Company and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 15, 2022
4.48	Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.47).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 15, 2022
4.49	Form of 4.15% Senior Notes due 2032 (included in Exhibit 4.47).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 15, 2022
4.50
Registration Rights Agreement, dated as of April 14, 2022, between the Company and BofA Securities, Inc., HSBC Securities (USA) Inc., and RBC Capital Markets, LLC, as representatives of the several initial purchasers of the April 2022 Senior Notes.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 15, 2022
4.51	Indenture, dated April 18, 2022, between the Company and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 18, 2022
4.52	Form of 4.926% Senior Notes due 2037 (included in Exhibit 4.51).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 18, 2022
4.53
Registration Rights Agreement, dated April 18, 2022, between the Company and Barclays Capital Inc., BBVA Securities Inc., BNP Paribas Securities Corp. and J.P. Morgan Securities LLC, as dealer-managers in connection with the April 2022 Exchange Offer.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 18, 2022
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
99.1	Voting Agreement, dated as of May 26, 2022, by and among Broadcom Inc., Michael S. Dell and Susan Lieberman Dell Separate Property Trust.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 26, 2022
99.2
Voting Agreement, dated as of May 26, 2022, by and among Broadcom Inc., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P., SL SPV-2, L.P. and Silver Lake Group, L.L.C.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 26, 2022
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X
101.SCH	XBRL Schema Document			X
101.CAL	XBRL Calculation Linkbase Document			X
101.DEF	XBRL Definition Linkbase Document			X
101.LAB	XBRL Labels Linkbase Document			X
101.PRE	XBRL Presentation Linkbase Document			X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Kirsten M. Spears
Kirsten M. Spears
Chief Financial Officer
Date: June 9, 2022