Form 10-Q
period 2022-07-31
Broadcom Inc.
filed 2022-09-08
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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

As of August 26, 2022, there were 405,001,456 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2022

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	July 31, 2022	October 31, 2021

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$9,977	$12,163
Trade accounts receivable, net	2,708	2,071
Inventory	1,838	1,297
Other current assets	1,038	1,055
Total current assets	15,561	16,586
Long-term assets:
Property, plant and equipment, net	2,250	2,348
Goodwill	43,608	43,450
Intangible assets, net	8,174	11,374
Other long-term assets	1,733	1,812
Total assets	$71,326	$75,570
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$712	$1,086
Employee compensation and benefits	1,079	1,066
Current portion of long-term debt	304	290
Other current liabilities	4,607	3,839
Total current liabilities	6,702	6,281
Long-term liabilities:
Long-term debt	39,191	39,440
Other long-term liabilities	4,530	4,860
Total liabilities	50,423	50,581
Commitments and contingencies (Note 11)
Preferred stock dividend obligation	27	27
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; 8.00% Mandatory Convertible Preferred Stock, Series A, 4 shares issued and outstanding; aggregate liquidation value of $3,737 as of July 31, 2022 and October 31, 2021	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 405 and 413 shares issued and outstanding as of July 31, 2022 and October 31, 2021, respectively	—	—
Additional paid-in capital	20,990	24,330
Retained earnings	—	748
Accumulated other comprehensive loss	(114)	(116)
Total stockholders’ equity	20,876	24,962
Total liabilities and equity	$71,326	$75,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions, except per share data)
Net revenue:
Products	$6,627	$5,064	$19,097	$15,128
Subscriptions and services	1,837	1,714	5,176	4,915
Total net revenue	8,464	6,778	24,273	20,043
Cost of revenue:
Cost of products sold	1,921	1,572	5,488	4,792
Cost of subscriptions and services	156	157	470	450
Amortization of acquisition-related intangible assets	705	851	2,142	2,578
Restructuring charges	1	1	4	17
Total cost of revenue	2,783	2,581	8,104	7,837
Gross margin	5,681	4,197	16,169	12,206
Research and development	1,255	1,205	3,722	3,654
Selling, general and administrative	323	346	1,012	1,010
Amortization of acquisition-related intangible assets	359	494	1,154	1,482
Restructuring, impairment and disposal charges	7	26	42	122
Total operating expenses	1,944	2,071	5,930	6,268
Operating income	3,737	2,126	10,239	5,938
Interest expense	(406)	(415)	(1,331)	(1,451)
Other income (expense), net	6	15	(94)	109
Income before income taxes	3,337	1,726	8,814	4,596
Provision for (benefit from) income taxes	263	(150)	678	(151)
Net income	3,074	1,876	8,136	4,747
Dividends on preferred stock	(75)	(74)	(224)	(224)
Net income attributable to common stock	$2,999	$1,802	$7,912	$4,523

Net income per share attributable to common stock:
Basic	$7.40	$4.38	$19.39	$11.06
Diluted	$7.15	$4.20	$18.70	$10.54

Weighted-average shares used in per share calculations:
Basic	405	411	408	409
Diluted	430	429	435	429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions)
Net income	$3,074	$1,876	$8,136	$4,747
Other comprehensive income, net of tax:
Change in actuarial loss and prior service costs associated with defined benefit pension plans and post-retirement benefit plans	1	—	2	2
Other comprehensive income, net of tax	1	—	2	2
Comprehensive income	$3,075	$1,876	$8,138	$4,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Fiscal Quarters Ended
	July 31, 2022	August 1, 2021

	(In millions)
Cash flows from operating activities:
Net income	$8,136	$4,747
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	3,368	4,135
Depreciation	400	405
Stock-based compensation	1,146	1,290
Deferred taxes and other non-cash taxes	55	(762)
Loss on debt extinguishment	100	198
(Gain) loss on investments	140	(90)
Non-cash interest expense	97	67
Other	12	27
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(629)	50
Inventory	(540)	(157)
Accounts payable	(383)	142
Employee compensation and benefits	8	14
Other current assets and current liabilities	610	363
Other long-term assets and long-term liabilities	(367)	(206)
Net cash provided by operating activities	12,153	10,223
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(239)	(8)
Purchases of property, plant and equipment	(302)	(355)
Purchases of investments	(200)	—
Sales of investments	200	67
Other	2	1
Net cash used in investing activities	(539)	(295)
Cash flows from financing activities:
Proceeds from long-term borrowings	1,935	9,904
Payments on debt obligations	(2,352)	(10,733)
Payments of dividends	(5,250)	(4,651)
Repurchases of common stock - repurchase program	(7,000)	—
Shares repurchased for tax withholdings on vesting of equity awards	(1,181)	(1,033)
Issuance of common stock	60	113
Other	(12)	(41)
Net cash used in financing activities	(13,800)	(6,441)
Net change in cash and cash equivalents	(2,186)	3,487
Cash and cash equivalents at beginning of period	12,163	7,618
Cash and cash equivalents at end of period	$9,977	$11,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Three Fiscal Quarters Ended July 31, 2022

	8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of October 31, 2021	4	$—	413	$—	$24,330	$748	$(116)	$24,962
Net income	—	—	—	—	—	2,472	—	2,472
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends to common stockholders	—	—	—	—	—	(1,689)	—	(1,689)
Dividends to preferred stockholders	—	—	—	—	—	(74)	—	(74)
Common stock issued	—	—	2	—	1	—	—	1
Stock-based compensation	—	—	—	—	387	—	—	387
Repurchases of common stock	—	—	(4)	—	(1,267)	(1,457)	—	(2,724)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(368)	—	—	(368)
Balance as of January 30, 2022	4	—	410	—	23,083	—	(115)	22,968
Net income	—	—	—	—	—	2,590	—	2,590
Fair value of partially vested equity awards assumed in connection with an acquisition	—	—	—	—	4	—	—	4
Dividends to common stockholders	—	—	—	—	—	(1,676)	—	(1,676)
Dividends to preferred stockholders	—	—	—	—	—	(75)	—	(75)
Common stock issued	—	—	2	—	59	—	—	59
Stock-based compensation	—	—	—	—	386	—	—	386
Repurchases of common stock	—	—	(5)	—	(1,937)	(839)	—	(2,776)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(517)	—	—	(517)
Balance as of May 1, 2022	4	—	406	—	21,078	—	(115)	20,963
Net income	—	—	—	—	—	3,074	—	3,074
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends to common stockholders			—	—	(50)	(1,611)	—	(1,661)
Dividends to preferred stockholders	—	—	—	—	—	(75)	—	(75)
Common stock issued	—	—	2	—	—	—	—	—
Stock-based compensation	—	—	—	—	373	—	—	373
Repurchases of common stock	—	—	(3)	—	(112)	(1,388)	—	(1,500)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	—	—	(299)	—	—	(299)
Balance as of July 31, 2022	4	$—	405	$—	$20,990	$—	$(114)	$20,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Three Fiscal Quarters Ended August 1, 2021

	8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of November 1, 2020	4	$—	407	$—	$23,982	$—	$(108)	$23,874
Net income	—	—	—	—	—	1,378	—	1,378
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends to common stockholders	—	—	—	—	(164)	(1,304)	—	(1,468)
Dividends to preferred stockholders	—	—	—	—	—	(74)	—	(74)
Common stock issued	—	—	2	—	35	—	—	35
Stock-based compensation	—	—	—	—	444	—	—	444
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(217)	—	—	(217)
Balance as of January 31, 2021	4	—	408	—	24,080	—	(107)	23,973
Net income	—	—	—	—	—	1,493	—	1,493
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends to common stockholders	—	—	—	—	(60)	(1,417)	—	(1,477)
Dividends to preferred stockholders	—	—	—	—	—	(76)	—	(76)
Common stock issued	—	—	3	—	71	—	—	71
Stock-based compensation	—	—	—	—	425	—	—	425
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(471)	—	—	(471)
Balance as of May 2, 2021	4	—	410	—	24,045	—	(106)	23,939
Net income	—	—	—	—	—	1,876	—	1,876
Dividends to common stockholders			—	—	—	(1,482)	—	(1,482)
Dividends to preferred stockholders	—	—	—	—	—	(74)	—	(74)
Common stock issued	—	—	2	—	7	—	—	7
Stock-based compensation	—	—	—	—	421	—	—	421
Shares repurchased for tax withholdings on vesting of equity awards	—	—	—	—	(347)	—	—	(347)
Balance as of August 1, 2021	4	$—	412	$—	$24,126	$320	$(106)	$24,340

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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending October 30, 2022 (“fiscal year 2022”) is a 52-week fiscal year. The first quarter of our fiscal year 2022 ended on January 30, 2022, the second quarter ended on May 1, 2022 and the third quarter ended on July 31, 2022. Our fiscal year ended October 31, 2021 (“fiscal year 2021”) was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The October 31, 2021 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2021 as filed with the Securities and Exchange Commission. All intercompany transactions and balances have been eliminated in consolidation. The operating results for each of the fiscal quarter and three fiscal quarters ended July 31, 2022 are not necessarily indicative of the results that may be expected for fiscal year 2022, or for any other future period.
Significant Accounting Policies
Use of estimates. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The inputs into certain of these estimates and assumptions include the consideration of the economic impact of the COVID-19 pandemic. Actual results could differ materially from these estimates, and such differences could affect the results of operations reported in future periods. Due to the ongoing COVID-19 pandemic, many of these estimates could require increased judgment and carry a higher degree of variability and volatility, and may change materially in future periods.
Recently Adopted Accounting Guidance. In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, as if it had originated the contracts. We early adopted ASU 2021-08 at the beginning of fiscal year 2022 and it did not materially impact our condensed consolidated financial statements.

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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended July 31, 2022
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$645	$5,500	$482	$6,627
Subscriptions and services (a)	1,117	345	375	1,837
Total	$1,762	$5,845	$857	$8,464

	Fiscal Quarter Ended August 1, 2021
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$438	$4,129	$497	$5,064
Subscriptions and services (a)	1,150	192	372	1,714
Total	$1,588	$4,321	$869	$6,778

	Three Fiscal Quarters Ended July 31, 2022
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,851	$15,744	$1,502	$19,097
Subscriptions and services (a)	3,380	598	1,198	5,176
Total	$5,231	$16,342	$2,700	$24,273

	Three Fiscal Quarters Ended August 1, 2021
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,299	$12,484	$1,345	$15,128
Subscriptions and services (a)	3,204	576	1,135	4,915
Total	$4,503	$13,060	$2,480	$20,043
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

Contract Balances
Contract assets and contract liabilities balances were as follows:

	July 31, 2022	October 31, 2021

	(In millions)
Contract Assets	$77	$126

Contract Liabilities	$3,740	$3,185
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements, which may include termination for convenience provisions. The amount of revenue recognized during the three fiscal quarters ended July 31, 2022 that was included in the contract liabilities balance as of October 31, 2021 was $2,482 million. The amount of revenue recognized during the three fiscal quarters ended August 1, 2021 that was included in the contract liabilities balance as of November 1, 2020 was $2,330 million.
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
Certain multi-year customer contracts in our semiconductor solutions segment contain firmly committed amounts and the remaining performance obligations under these contracts as of July 31, 2022 were approximately $25.2 billion. We expect approximately 24% of this amount to be recognized as revenue over the next 12 months. Although the majority of our software contracts are not deemed to be committed, our customers generally do not exercise their termination for convenience rights. In addition, the majority of our contracts for products, subscriptions and services have a duration of one year or less. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
3. Pending Acquisition of VMware, Inc.
On May 26, 2022, we entered into an Agreement and Plan of Merger (the “VMware Merger Agreement”) to acquire all of the outstanding shares of VMware, Inc. (“VMware”) in a cash-and-stock transaction (the “VMware Merger”) that values VMware at approximately $61 billion based on the closing price of Broadcom common stock on May 25, 2022. In addition, we will assume approximately $8 billion of VMware long-term debt, net of $4 billion of expected cash at close.
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
We will assume all outstanding VMware restricted stock unit (“RSU”) awards and performance stock unit awards held by continuing employees. The assumed awards will be converted into RSU awards for shares of Broadcom common stock. All outstanding in-the-money VMware stock options and RSU awards held by non-employee directors will be accelerated and converted into the right to receive cash and shares of Broadcom common stock, in equal parts.

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
The VMware Merger, which is expected to be completed in our fiscal year ending October 29, 2023, is subject to satisfaction or waiver of customary closing conditions, including (i) adoption of the VMware Merger Agreement by VMware stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and clearance under the antitrust laws of the European Union and certain other jurisdictions, and (iii) the effectiveness of the registration statement on Form S-4 that we filed on July 15, 2022, as may be amended from time to time, registering approximately 59 million shares of our common stock. We and VMware each have termination rights under the VMware Merger Agreement and, under specified circumstances, upon termination of the agreement, we and VMware would be required to pay the other a termination fee of $1.5 billion.
4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $2,576 million and $4,668 million of time deposits and $1,747 million and $1,607 million of money-market funds as of July 31, 2022 and October 31, 2021, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $900 million and $3,000 million during the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively, and $1,000 million and $2,827 million during the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively. Factoring fees for the sales of receivables were recorded in other income (expense), net and were not material for any of the periods presented.
Inventory

	July 31, 2022	October 31, 2021

	(In millions)
Finished goods	$641	$423
Work-in-process	994	680
Raw materials	203	194
Total inventory	$1,838	$1,297
Other Current Assets

	July 31, 2022	October 31, 2021

	(In millions)
Prepaid expenses	$728	$539
Other	310	516
Total other current assets	$1,038	$1,055

Other Current Liabilities

	July 31, 2022	October 31, 2021

	(In millions)
Contract liabilities	$3,297	$2,619
Tax liabilities	471	541
Other	839	679
Total other current liabilities	$4,607	$3,839
Other Long-Term Liabilities

	July 31, 2022	October 31, 2021

	(In millions)
Unrecognized tax benefits	$3,307	$3,407
Other	1,223	1,453
Total other long-term liabilities	$4,530	$4,860
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions)
Cash paid for interest	$290	$253	$989	$994
Cash paid for income taxes	$231	$167	$657	$607

5. Goodwill and Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of July 31, 2022:
Purchased technology	$21,792	$(17,065)	$4,727
Customer contracts and related relationships	8,347	(5,510)	2,837
Order backlog	1,288	(1,152)	136
Trade names	700	(353)	347
Other	183	(85)	98
Intangible assets subject to amortization	32,310	(24,165)	8,145
In-process research and development	29	—	29
Total	$32,339	$(24,165)	$8,174

As of October 31, 2021:
Purchased technology	$23,932	$(17,148)	$6,784
Customer contracts and related relationships	8,356	(4,533)	3,823
Order backlog	2,579	(2,352)	227
Trade names	787	(386)	401
Other	239	(127)	112
Intangible assets subject to amortization	35,893	(24,546)	11,347
In-process research and development	27	—	27
Total	$35,920	$(24,546)	$11,374
During the three fiscal quarters ended July 31, 2022, we completed three acquisitions qualifying as business combinations. In connection with the acquisitions, we recorded $158 million of goodwill and $106 million of intangible assets primarily within our infrastructure software segment.
Based on the amount of intangible assets subject to amortization as of July 31, 2022, the expected amortization expense was as follows:

Fiscal Year:	Expected Amortization Expense
(In millions)
2022 (remainder)	$1,067
2023	3,254
2024	2,387
2025	680
2026	343
Thereafter	414
Total	$8,145

The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	July 31, 2022
(In years)
Purchased technology	4
Customer contracts and related relationships	2
Order backlog	1
Trade names	8
Other	9
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
Diluted shares outstanding include the dilutive effect of unvested RSUs, in-the-money stock options and employee stock purchase plan rights under the Broadcom Inc. Employee Stock Purchase Plan, as amended (“ESPP”), (collectively referred to as “equity awards”), as well as Mandatory Convertible Preferred Stock, as defined in Note 8. “Stockholders’ Equity.” Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.
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
For each of the fiscal quarter and three fiscal quarters ended August 1, 2021, diluted net income per share excluded the potentially dilutive effect of 12 million shares of common stock issuable upon the conversion of Mandatory Convertible Preferred Stock as their effect was antidilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions, except per share data)
Numerator - Basic:
Net income	$3,074	$1,876	$8,136	$4,747
Dividends on preferred stock	(75)	(74)	(224)	(224)
Net income attributable to common stock - basic	$2,999	$1,802	$7,912	$4,523

Numerator - Diluted:
Net income	$3,074	$1,876	$8,136	$4,747
Dividends on preferred stock	—	(74)	—	(224)
Net income attributable to common stock - diluted	$3,074	$1,802	$8,136	$4,523

Denominator:
Weighted-average shares outstanding - basic	405	411	408	409
Dilutive effect of equity awards	13	18	15	20
Dilutive effect of Mandatory Convertible Preferred Stock	12	—	12	—
Weighted-average shares outstanding - diluted	430	429	435	429

Net income per share attributable to common stock:
Basic	$7.40	$4.38	$19.39	$11.06
Diluted	$7.15	$4.20	$18.70	$10.54

7. Borrowings

	Effective Interest Rate	July 31, 2022	October 31, 2021

	(In millions, except percentages)
April 2022 Senior Notes - fixed rate
4.000% notes due April 2029	4.17%	$750	$—
4.150% notes due April 2032	4.30%	1,200	—
4.926% notes due May 2037	5.33%	2,500	—
		4,450	—
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%	3,250	3,250
3.187% notes due November 2036	4.79%	2,750	2,750
		6,000	6,000
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	1,118	1,965
		1,870	2,717
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	105	105
3.150% notes due November 2025	3.29%	900	900
4.150% notes due November 2030	4.27%	1,856	2,679
4.300% notes due November 2032	4.39%	2,000	2,000
		4,861	5,684
April 2020 Senior Notes - fixed rate
4.700% notes due April 2025	4.88%	—	1,020
5.000% notes due April 2030	5.18%	606	1,086
		606	2,106
April 2019 Senior Notes - fixed rate
3.625% notes due October 2024	3.98%	622	622
4.250% notes due April 2026	4.54%	—	944
4.750% notes due April 2029	4.95%	1,655	1,958
		2,277	3,524
2017 Senior Notes - fixed rate
3.000% notes due January 2022	3.21%	—	255
2.650% notes due January 2023	2.78%	260	260

	Effective Interest Rate	July 31, 2022	October 31, 2021

	(In millions, except percentages)
3.625% notes due January 2024	3.74%	829	829
3.125% notes due January 2025	3.23%	495	495
3.875% notes due January 2027	4.02%	2,922	2,922
3.500% notes due January 2028	3.60%	777	777
		5,283	5,538
Assumed CA Senior Notes - fixed rate
4.500% notes due August 2023	4.10%	143	143
4.700% notes due March 2027	5.15%	215	265
		358	408
Other borrowings
2.500% - 4.500% senior notes due August 2022 - August 2034	2.59% - 4.55%	22	22
Total principal amount outstanding		$41,227	$41,499

Current portion of principal amount outstanding		$269	$264
Short-term finance lease liabilities		35	26
Total current portion of long-term debt		$304	$290

Non-current portion of principal amount outstanding		$40,958	$41,235
Long-term finance lease liabilities		26	39
Unamortized discount and issuance costs		(1,793)	(1,834)
Total long-term debt		$39,191	$39,440
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

Credit Agreement
In January 2021, we entered into a credit agreement (the “Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility (the “Revolving Facility”), of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under the Revolving Facility for revolving loans. Subject to the terms of the Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the Credit Agreement. We had no borrowings outstanding under the Revolving Facility at either July 31, 2022 or October 31, 2021.
Commercial Paper
In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under our revolving credit facility. We had no Commercial Paper outstanding at either July 31, 2022 or October 31, 2021.
Fair Value of Debt
As of July 31, 2022, the estimated aggregate fair value of debt was $37,003 million. The fair value of our senior notes was determined using quoted prices from less active markets. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of July 31, 2022 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2022 (remainder)	$9
2023	403
2024	1,563
2025	495
2026	1,652
Thereafter	37,105
Total	$41,227
As of July 31, 2022 and October 31, 2021, we accrued interest payable of $415 million and $282 million, respectively, and were in compliance with all debt covenants.
8. Stockholders’ Equity
Mandatory Convertible Preferred Stock
On September 30, 2019, we completed an offering of approximately 4 million shares of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share (“Mandatory Convertible Preferred Stock”).
On September 30, 2022, unless earlier converted, each outstanding share of Mandatory Convertible Preferred Stock will automatically convert into shares of our common stock at a rate between the then minimum and maximum conversion rates. At any time prior to September 30, 2022, holders may elect to convert each share of Mandatory Convertible Preferred Stock into shares of our common stock at the then minimum conversion rate. The conversion rates are subject to anti-dilution adjustments. As of July 31, 2022, the minimum conversion rate was 3.1058 and the maximum conversion rate was 3.6301.
As of each July 31, 2022 and October 31, 2021, we recognized $27 million of accrued preferred stock dividends, which were presented as temporary equity on our condensed consolidated balance sheets.

Cash Dividends Declared and Paid

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions, except per share data)
Dividends per share to common stockholders	$4.10	$3.60	$12.30	$10.80
Dividends to common stockholders	$1,661	$1,482	$5,026	$4,427
Dividends per share to preferred stockholders	$20.00	$20.00	$60.00	$60.00
Dividends to preferred stockholders	$75	$74	$224	$224
Stock Repurchase Program
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time on or prior to December 31, 2022. During the fiscal quarter and three fiscal quarters ended July 31, 2022, we repurchased and retired approximately 3 million and 12 million shares of our common stock for $1.5 billion and $7 billion, respectively, under this stock repurchase program.
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
Stock-Based Compensation Expense

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions)
Cost of products sold	$15	$18	$49	$59
Cost of subscriptions and services	22	18	60	47
Research and development	259	285	788	920
Selling, general and administrative	77	100	249	264
Total stock-based compensation expense	$373	$421	$1,146	$1,290
As of July 31, 2022, the total unrecognized compensation cost related to unvested stock-based awards was $2,993 million, which is expected to be recognized over the remaining weighted-average service period of 2.9 years.
Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of October 31, 2021	23	$200.38
Granted	3	$532.68
Vested	(6)	$223.21
Forfeited	(1)	$240.56
Balance as of July 31, 2022	19	$236.05
The aggregate fair value of time- and market-based RSUs that vested during the three fiscal quarters ended July 31, 2022 was $3,357 million, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.

9. Income Taxes
The provision for income taxes was $263 million and $678 million for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively, compared to the benefit from income taxes of $150 million and $151 million for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively. The provision for income taxes for the fiscal quarter and three fiscal quarters ended July 31, 2022 was primarily driven by income before income taxes, offset by a shift in jurisdictional mix of income and expenses, and excess tax benefits from stock-based awards.
The benefit from income taxes for the fiscal quarter ended August 1, 2021 was primarily due to excess tax benefits from stock-based awards, the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements, and a shift in jurisdictional mix of income and expenses, offset in part by income tax expense on operations. The benefit from income taxes for the three fiscal quarters ended August 1, 2021 reflected excess tax benefits from stock-based awards and the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements, offset in part by income tax expense on operations.
As of July 31, 2022, we had $5,105 million of gross unrecognized tax benefits, of which all, if recognized, would favorably impact the effective tax rate. It is possible that our existing unrecognized tax benefits may change up to $390 million as a result of lapses of the statute of limitations for certain audit periods and/or anticipated closure of audit examinations within the next 12 months.
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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions)
Net revenue:
Semiconductor solutions	$6,624	$5,021	$18,726	$14,749
Infrastructure software	1,840	1,757	5,547	5,294
Total net revenue	$8,464	$6,778	$24,273	$20,043

Operating income:
Semiconductor solutions	$3,916	$2,720	$10,891	$7,828
Infrastructure software	1,283	1,226	3,903	3,700
Unallocated expenses	(1,462)	(1,820)	(4,555)	(5,590)
Total operating income	$3,737	$2,126	$10,239	$5,938
11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of July 31, 2022 that materially changed from the end of fiscal year 2021:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments

	(In millions)
2022 (remainder)	$42	$554
2023	178	185
2024	159	148
2025	79	36
2026	9	50
Thereafter	7	1
Total	$474	$974
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at July 31, 2022, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,307 million of unrecognized tax benefits and accrued interest and penalties as of July 31, 2022 have been excluded from the table above.

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
12. Restructuring, Impairment and Disposal Charges
From time to time, we initiate cost reduction activities to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. We recognized charges of $8 million and $39 million in the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively, and $25 million and $123 million in the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively. These charges were primarily recognized in operating expenses.
The following table summarizes the significant activities within, and components of, the restructuring liabilities during the three fiscal quarters ended July 31, 2022:

	Employee Termination Costs	Other Exit Costs	Total

	(In millions)
Balance as of October 31, 2021	$4	$—	$4
Restructuring charges	19	2	21
Utilization	(21)	(2)	(23)
Balance as of July 31, 2022	$2	$—	$2
Restructuring, impairment and disposal charges for the three fiscal quarters ended July 31, 2022 included $16 million for the write-down of certain lease-related right-of-use assets and other lease-related charges. As of July 31, 2022, short-term and long-term lease liabilities included $56 million of liabilities related to restructuring activities.
13. Subsequent Events
Preferred Stock Cash Dividends Declared
On August 31, 2022, our Board of Directors declared a quarterly cash dividend of $20.00 per share on our Mandatory Convertible Preferred Stock, payable on September 30, 2022 to stockholders of record on September 15, 2022.
Common Stock Cash Dividends Declared
On August 31, 2022, our Board of Directors declared a quarterly cash dividend of $4.10 per share on our common stock, payable on September 30, 2022 to stockholders of record on September 22, 2022.

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
Quarterly Highlights
Highlights during the fiscal quarter ended July 31, 2022 include the following:
•We generated $4,424 million of cash from operations.
•We paid $1,736 million in cash dividends.
•We repurchased $1,500 million of common stock.

Pending Acquisition of VMware, Inc.
On May 26, 2022, we entered into an Agreement and Plan of Merger (the “VMware Merger Agreement”) to acquire all of the outstanding shares of VMware, Inc. (“VMware”) in a cash-and-stock transaction (the “VMware Merger”) that values VMware at approximately $61 billion, based on the closing price of Broadcom common stock on May 25, 2022. In addition, we will assume approximately $8 billion of VMware long-term debt, net of $4 billion expected cash at close.
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
The VMware Merger, which is expected to be completed in our fiscal year ending October 29, 2023, is subject to satisfaction or waiver of customary closing conditions, including (i) adoption of the VMware Merger Agreement by VMware stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”) and clearance under the antitrust laws of the European Union and certain other jurisdictions, and (iii) the effectiveness of the registration statement on Form S-4 that we filed on July 15, 2022, as may be amended from time to time, registering approximately 59 million shares of our common stock. We and VMware each have termination rights under the VMware Merger Agreement and, under specified circumstances, upon termination of the agreement, we and VMware would be required to pay the other a termination fee of $1.5 billion.
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
The demand environment for our semiconductor products was consistent with our expectations for the third quarter of our fiscal year ending October 30, 2022 (“fiscal year 2022”), with continued investments in technologies and solutions by enterprises, hyperscale customers and service providers. While we recently experienced robust demand in this area and record profitability driven by the supply imbalance, the macroeconomic environment remains uncertain and it may not be sustainable over the longer term. We continue to experience various constraints in our supply chain, including with respect to wafers and substrates. Although supply lead times have stabilized, we continue to have difficulties in obtaining some necessary components and inputs in a timely manner to meet demand.
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
There were no significant changes in our critical accounting estimates during the three fiscal quarters ended July 31, 2022 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Annual Report on Form 10-K.
Results of Operations
Fiscal Quarter and Three Fiscal Quarters Ended July 31, 2022 Compared to Fiscal Quarter and Three Fiscal Quarters Ended August 1, 2021
The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$6,627	$5,064	78%	75%
Subscriptions and services	1,837	1,714	22	25
Total net revenue	8,464	6,778	100	100
Cost of revenue:
Cost of products sold	1,921	1,572	23	23
Cost of subscriptions and services	156	157	2	2
Amortization of acquisition-related intangible assets	705	851	8	13
Restructuring charges	1	1	—	—
Total cost of revenue	2,783	2,581	33	38
Gross margin	5,681	4,197	67	62
Research and development	1,255	1,205	15	18
Selling, general and administrative	323	346	4	5
Amortization of acquisition-related intangible assets	359	494	4	8
Restructuring, impairment and disposal charges	7	26	—	—
Total operating expenses	1,944	2,071	23	31
Operating income	$3,737	$2,126	44%	31%

	Three Fiscal Quarters Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$19,097	$15,128	79%	75%
Subscriptions and services	5,176	4,915	21	25
Total net revenue	24,273	20,043	100	100
Cost of revenue:
Cost of products sold	5,488	4,792	22	24
Cost of subscriptions and services	470	450	2	2
Amortization of acquisition-related intangible assets	2,142	2,578	9	13
Restructuring charges	4	17	—	—
Total cost of revenue	8,104	7,837	33	39
Gross margin	16,169	12,206	67	61
Research and development	3,722	3,654	16	18
Selling, general and administrative	1,012	1,010	4	5
Amortization of acquisition-related intangible assets	1,154	1,482	5	7
Restructuring, impairment and disposal charges	42	122	—	1
Total operating expenses	5,930	6,268	25	31
Operating income	$10,239	$5,938	42%	30%
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to WT Microelectronics Co., Ltd., a distributor, accounted for 18% and 19% of our net revenue for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively, and 16% and 17% of our net revenue for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 35% of our net revenue for each of the fiscal quarter and three fiscal quarters ended July 31, 2022 and August 1, 2021. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% of our net revenue for each of the fiscal quarter and three fiscal quarters ended July 31, 2022 and August 1, 2021. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key semiconductor customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our wireless products as fluctuations may be magnified by the timing of launches, and seasonal variations in sales, of mobile devices. The ongoing COVID-19 pandemic and macroeconomic uncertainties may cause our net revenue to fluctuate significantly and impact our results of operations.

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Net Revenue by Segment	July 31, 2022	August 1, 2021	$ Change	% Change	July 31, 2022	August 1, 2021	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$6,624	$5,021	$1,603	32%	$18,726	$14,749	$3,977	27%
Infrastructure software	1,840	1,757	83	5%	5,547	5,294	253	5%
Total net revenue	$8,464	$6,778	$1,686	25%	$24,273	$20,043	$4,230	21%

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
Net Revenue by Segment	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

	(As a percentage of net revenue)
Semiconductor solutions	78%	74%	77%	74%
Infrastructure software	22	26	23	26
Total net revenue	100%	100%	100%	100%
Net revenue from our semiconductor solutions segment increased in the fiscal quarter and three fiscal quarters ended July 31, 2022 compared to the prior year fiscal periods due to ongoing strong product demand, primarily for networking, server storage and broadband products, as well as higher demand for our wireless content in mobile devices. Net revenue from our infrastructure software segment increased in the fiscal quarter and three fiscal quarters ended July 31, 2022 compared to the prior year fiscal periods primarily due to higher demand for our mainframe solutions and FC SAN products.
Gross Margin
Gross margin was $5,681 million, or 67% of net revenue, for the fiscal quarter ended July 31, 2022 compared to $4,197 million, or 62% of net revenue, for the fiscal quarter ended August 1, 2021, and $16,169 million, or 67% of net revenue, for the three fiscal quarters ended July 31, 2022 compared to $12,206 million, or 61% of net revenue, for the three fiscal quarters ended August 1, 2021.
The increases were primarily due to lower amortization of acquisition-related intangible assets mainly from our 2016 acquisition of Broadcom Corporation and, to a lesser extent, favorable margin within our semiconductor solutions segment.
Research and Development Expense
Research and development expense increased $50 million, or 4%, and $68 million, or 2%, for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher variable employee compensation expense and engineering project costs, partially offset by lower stock-based compensation expense reflecting the full vesting of certain equity awards and the effect of forfeitures.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $23 million, or 7%, for the fiscal quarter ended July 31, 2022, compared to the prior year fiscal period, primarily due to lower stock-based compensation expense. Selling, general and administrative expense for the three fiscal quarters ended July 31, 2022 was relatively flat compared to the prior year fiscal period as higher variable employee compensation expense and sales initiatives were offset by lower acquisition-related costs and stock-based compensation expense.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $135 million, or 27%, and $328 million, or 22%, for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively, compared to the prior year fiscal periods. The decreases were primarily due to lower amortization of certain intangible assets from our acquisition of CA, Inc.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses decreased $19 million, or 73%, and $80 million, or 66%, for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively, compared to the prior year fiscal periods. The decreases were primarily due to lower employee termination costs in the current year fiscal periods following the completion of key restructuring activities from acquisitions.
Stock-Based Compensation Expense
Total stock-based compensation expense was $373 million and $1,146 million for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively, compared to $421 million and $1,290 million for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively. The decreases primarily reflect the full vesting of certain equity awards and the effect of forfeitures.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of July 31, 2022, which we expect to recognize over the remaining weighted-average service period of 2.9 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2022 (remainder)	$375
2023	1,197
2024	822
2025	485
2026	114
Total	$2,993
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
Segment Operating Results

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Operating Income by Segment	July 31, 2022	August 1, 2021	$ Change	% Change	July 31, 2022	August 1, 2021	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$3,916	$2,720	$1,196	44%	$10,891	$7,828	$3,063	39%
Infrastructure software	1,283	1,226	57	5%	3,903	3,700	203	5%
Unallocated expenses	(1,462)	(1,820)	358	(20)%	(4,555)	(5,590)	1,035	(19)%
Total operating income	$3,737	$2,126	$1,611	76%	$10,239	$5,938	$4,301	72%
Operating income from our semiconductor solutions segment increased in the fiscal quarter and three fiscal quarters ended July 31, 2022 compared to the prior year fiscal periods, primarily due to higher net revenue from networking, server storage, broadband, and wireless products, as well as higher gross margin. Operating income from our infrastructure software segment increased in the fiscal quarter and three fiscal quarters ended July 31, 2022 compared to the prior year fiscal periods, primarily due to higher demand for our mainframe solutions and FC SAN products.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring, impairment and disposal charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 20% and 19% for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively, compared to the prior year fiscal periods primarily due to lower amortization of acquisition-related intangible assets.

Non-Operating Income and Expenses
Interest expense. Interest expense was $406 million and $1,331 million for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively, compared to $415 million and $1,451 million for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively. The decrease in the fiscal quarter ended July 31, 2022 was primarily due to the September 2021 debt transactions, resulting in overall lower interest rates in the current year fiscal period. The decrease in three fiscal quarters ended July 31, 2022 was primarily due to lower losses on extinguishment of debt. We expect to incur additional interest expense in future periods as a result of indebtedness associated with the pending VMware Merger.
Other income (expense), net. Other income (expense), net, includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $6 million and other expense, net was $94 million for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively, compared to other income, net of $15 million and $109 million for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively. The changes were primarily due to changes in investment gains or losses.
Provision for (benefit from) income taxes. The provision for income taxes was $263 million and $678 million for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively, compared to the benefit from income taxes of $150 million and $151 million for the fiscal quarter and three fiscal quarters ended August 1, 2021, respectively. The provision for income taxes in the current year fiscal periods was primarily driven by income before income taxes, offset by a shift in jurisdictional mix of income and expenses, and excess tax benefits from stock-based awards. The benefit from income taxes for the fiscal quarter ended August 1, 2021 was primarily due to excess tax benefits from stock-based awards, the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements, and a shift in jurisdictional mix of income and expenses, offset in part by income tax expense on operations. The benefit from income taxes for the three fiscal quarters ended August 1, 2021 reflected excess tax benefits from stock-based awards and the recognition of gross unrecognized tax benefits as a result of lapses of statutes of limitations and audit settlements, offset in part by income tax expense on operations.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of July 31, 2022 consisted of: (i) $9,977 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility (the “Revolving Facility”). In addition, we may also generate cash from the sale of assets and debt or equity financing from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, including the pending VMware Merger, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $41,227 million of outstanding indebtedness, (vi) share repurchases, and (vii) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. We expect capital expenditures to be consistent in fiscal year 2022 as compared to fiscal year 2021. Our debt and liquidity needs will increase as a result of the pending VMware Merger, and we intend to fund the cash portion of the consideration with $32 billion in new, fully committed debt financing.
We believe that our cash and cash equivalents on hand, cash flows from operations, the Revolving Facility, as well as the committed debt funding related to the pending VMware Merger, will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months. For additional information regarding our cash requirement from contractual obligations and indebtedness, see Note 11. “Commitments and Contingencies” and Note 7. “Borrowings” in Part I, Item 1 of this Form 10-Q.
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
Working Capital
Working capital decreased to $8,859 million at July 31, 2022 from $10,305 million at October 31, 2021. The decrease was primarily attributable to the following:
•Cash and cash equivalents decreased to $9,977 million at July 31, 2022 from $12,163 million at October 31, 2021, primarily due to $7,000 million of common stock repurchases, $5,250 million of dividend payments, $2,352 million of debt payments, and $1,181 million of employee withholding tax payments related to net settled equity awards. These decreases were partially offset by $12,153 million in net cash provided by operating activities and $1,935 million in proceeds from long-term borrowings.
•Other current liabilities increased to $4,607 million at July 31, 2022 from $3,839 million at October 31, 2021, primarily due to increases in contract liabilities and interest payable.
These decreases in working capital were offset in part by the following:
•Accounts receivable increased to $2,708 million at July 31, 2022 from $2,071 million at October 31, 2021, primarily due to revenue linearity and less receivables sold through factoring arrangements.
•Inventory increased to $1,838 million at July 31, 2022 from $1,297 million at October 31, 2021, primarily to support customer demand and due to higher material costs.
•Accounts payable decreased to $712 million at July 31, 2022 from $1,086 million at October 31, 2021, primarily due to the timing of vendor payments.
Capital Returns

	Three Fiscal Quarters Ended
	July 31, 2022	August 1, 2021

	(In millions, except per share data)
Cash dividends declared and paid per share to common stockholders	$12.30	$10.80
Cash dividends declared and paid to common stockholders	$5,026	$4,427
Cash dividends declared and paid per share to preferred stockholders	$60.00	$60.00
Cash dividends declared and paid to preferred stockholders	$224	$224
Stock repurchases	$7,000	$—
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time on or prior to December 31, 2022. During the three fiscal quarters ended July 31, 2022, we repurchased and retired approximately 12 million shares of our common stock at a weighted average price of $595.96 under this stock repurchase program. In May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to an additional $10 billion of our common stock from time to time through December 31, 2023.
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
During the three fiscal quarters ended July 31, 2022 and August 1, 2021, we paid approximately $1,181 million and $1,033 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld over 2 million shares of common stock from employees in connection with such net share settlements during each of the three fiscal quarters ended July 31, 2022 and August 1, 2021.

Cash Flows

	Three Fiscal Quarters Ended
	July 31, 2022	August 1, 2021

	(In millions)
Net cash provided by operating activities	$12,153	$10,223
Net cash used in investing activities	(539)	(295)
Net cash used in financing activities	(13,800)	(6,441)
Net change in cash and cash equivalents	$(2,186)	$3,487
Operating Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $1,930 million increase in cash provided by operations during the three fiscal quarters ended July 31, 2022 compared to the prior year fiscal period was primarily due to $3,389 million higher net income and certain non-cash adjustments including deferred taxes and other non-cash taxes and (gain) loss on investments, offset by a decrease in amortization of intangible assets and stock-based compensation, as well as a $1,507 million decrease resulting from changes in operating assets and liabilities.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions, capital expenditures, and proceeds and payments related to investments. The $244 million increase in cash used in investing activities during the three fiscal quarters ended July 31, 2022 compared to the prior year fiscal period was primarily due to a $231 million increase in cash paid for acquisitions.
Financing Activities
Cash flows from financing activities primarily consisted of our stock repurchases, dividend payments, proceeds and payments related to long-term borrowings, and employee withholding tax payments related to net settled equity awards. The $7,359 million increase in cash used in financing activities during the three fiscal quarters ended July 31, 2022 compared to the prior year fiscal period was primarily due to $7,000 million in common stock repurchases, a $599 million increase in dividend payments and a $148 million increase in employee withholding tax payments related to net settled equity awards, offset in part by a $412 million change in net borrowing activities.
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
Interest Rate Risk
As of July 31, 2022, we had $41.2 billion in principal amount of debt outstanding. The carrying amount of the debt was $39.4 billion, and the estimated aggregate fair value of debt was $37.0 billion. As of July 31, 2022, a hypothetical 50 basis points increase or decrease in market interest rates would change the fair value of debt, by a decrease or increase of approximately $1.6 billion. However, this hypothetical change in interest rates would not impact the interest expense on our debt as we only had fixed rate senior notes outstanding.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2022. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of July 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•The ongoing COVID-19 pandemic continues to disrupt normal business activity.
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
The semiconductor industry is highly cyclical and is characterized by price erosion, wide fluctuations in product supply and demand, constant and rapid technological change, evolving technical standards, frequent new product introductions, and short product life cycles (for semiconductors and for many of the end products in which they are used). From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. The industry recently experienced a significant upturn due to the supply imbalance that resulted in record profitability and increases in average selling prices. It is possible that this recent industry up-cycle will be followed by a downturn, and historically, such down-cycles have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix, accelerated erosion of average selling prices and elimination of expedite fees leading to reduced profitability and a decline in our stock price. The Creating Helpful Incentives to Produce Semiconductors for America Act could also result in an increase in supply leading to excess inventory and a decrease in average selling prices. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, our net revenue may decline and our financial condition and results of operations may suffer.
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of end customers, original equipment manufacturer (“OEMs”), their respective contract manufacturers (“CMs”), and certain distributors for a majority of our business and revenue. For the three fiscal quarters ended July 31, 2022, sales to distributors accounted for 56% of our net revenue. We believe aggregate sales, through all channels, to Apple and our top five end customers, accounted for approximately 20% and 35%, respectively, of our net revenue for the three fiscal quarters ended July 31, 2022. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.

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
Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), one of our CMs, manufactured approximately 90% of the wafers manufactured by our CMs during the three fiscal quarters ended July 31, 2022. We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.
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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide (“InP”) wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During the three fiscal quarters ended July 31, 2022, we purchased approximately two-thirds of our manufacturing materials from five materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints, inflation, or other factors, any of which could lead to interruption of supply or increased demand in the industry. For example, due to the COVID-19 pandemic, we have experienced some supply constraints and increases in prices, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. The supply constraints have had, and may continue to have, a negative impact on our customer relationships. Further, continued supply constraints for these or any other reasons could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.

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
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of July 31, 2022, nearly 49% of our employees were located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•changes in political, regulatory, legal or economic conditions or geopolitical turmoil, including terrorism, war or political or military coups, state-sponsored or politically motivated cyber-attacks, or civil disturbances or political instability foreign and domestic;

•restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments, data privacy regulations, imposition of climate change regulations, and trade protection measures, including increasing protectionism, import/export restrictions (including with regards to advanced technologies), import/export duties and quotas, trade sanctions and customs duties and tariffs, all of which have increased in recent years;
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
The COVID-19 pandemic and the efforts to control it continue to disrupt, and reduce the efficiency of, normal business activities in much of the world. The pandemic has resulted in authorities around the world implementing numerous unprecedented measures that have impacted, and may continue to impact our workforce and operations, and those of our customers, CMs, suppliers and logistics providers.
We have been, and expect to continue, experiencing some disruption to parts of our global semiconductor supply chain, including procuring necessary components and inputs, such as wafers and substrates, in a timely fashion, with suppliers increasing lead times or placing products on allocation. In addition, many of the facilities of our key suppliers and other service providers were shut down or operated at reduced capacity for extended periods. This resulted in significant logistical challenges and product delays, which could recur in the event of any future closures of, or periods of reduced operations at, our warehouse or the facilities of our suppliers and providers. Any similar disruption at our Fort Collins, Colorado manufacturing facility would severely impact our ability to manufacture our film bulk acoustic resonator (“FBAR”) products and adversely affect our wireless business. In addition, disruptions to commercial transportation infrastructure have increased delivery times for materials and components to our facilities, transfers of our products to our key suppliers and, in some cases, our ability to timely ship our products to customers. As a result of these supply chain disruptions, we have increased customer order lead times and placed some products on allocation. We are also largely building semiconductor products to order and this has limited and may continue to limit our ability to fulfill orders and satisfy all of the demand for our products.
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 56% of our net revenue in the three fiscal quarters ended July 31, 2022 and are subject to a number of risks, including:
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
Consummation of the VMware Merger is subject to the satisfaction or waiver of customary closing conditions, including (i) adoption of the VMware Merger Agreement by VMware stockholders, (ii) the expiration or termination of the waiting period under the HSR Act and clearance under the antitrust laws of the European Union and certain other jurisdictions, (iii) the receipt by VMware of a tax opinion regarding the U.S. federal income tax treatment of certain aspects of the VMware Merger, (iv) the absence of certain orders or laws preventing consummation of the VMware Merger, (v) the effectiveness of the registration statement on Form S-4 filed by us, (vi) authorization for listing additional shares of Broadcom common stock on Nasdaq, and (vii) the absence of a material adverse effect with respect to either us or VMware. There can be no assurance that these or other closing conditions will be satisfied in a timely manner or at all. Any delay in completing the acquisition could cause us not to realize some or all of the anticipated benefits when expected, if at all. If the VMware Merger is not completed, our stock price could decline to the extent it reflects an assumption that we will complete the acquisition. Furthermore, if the VMware Merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including incurring significant acquisition costs that we would be unable to recover, negative publicity and a negative impression of us in the investment community. Additionally, under certain specified circumstances, including the termination by either us or VMware because certain required regulatory clearances are not obtained as specified in the VMware Merger Agreement, upon termination of the VMware Merger Agreement we would be required to pay VMware a termination fee of $1.5 billion.
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
Our gross margin is highly dependent on product mix, which is susceptible to seasonal and other fluctuations in our markets. A shift in sales mix away from our higher margin products, as well as the timing and amount of our software licensing and non-product revenue, could adversely affect our future gross margin percentages. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand, industry oversupply or reductions in our technological lead compared to our competitors, and other factors have in the past and may in the future lead to further price erosion, lower revenue and lower margin. Conversely, periods of robust demand that create a supply imbalance, as we have seen recently, can lead to higher gross margins that may not be sustainable over the longer term.
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
After enactment of the U.S. Tax Cuts and Jobs Act, most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime. Beginning in fiscal year 2027, the deduction allowable under the GILTI regime will decrease from 50% to 37.5%, which will increase the effective tax rate imposed on our income. The U.S. also enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which creates a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. The book minimum tax will first apply to our fiscal year 2024 and any increase in our effective tax rate or cash tax will depend on a number of factors, including any offsets for foreign tax credits or general business credits, or changes in book income following business combinations. The IRA also creates an excise tax of 1% of the value of any stock repurchased by us after December 31, 2022. We could be subject to this new excise tax, but the amount will vary depending on various factors, including the amount and frequency of any stock repurchases, applicability in certain business combination transactions, and any permitted reductions or exceptions to the amount subject to the tax. If (i) the U.S. tax rate increases, (ii) the deduction allowable under the GILTI regime is further reduced or eliminated, (iii) additional limitations are put on our ability to deduct interest expense, or (iv) research and development costs must be capitalized beginning in fiscal year 2023, our provision for income taxes, net income, and cash flows would be adversely impacted.

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
As of July 31, 2022, the aggregate indebtedness under our senior notes was $41,227 million. This amount does not reflect any debt we expect to incur or assume in connection with the VMware Merger.
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
As of June 30, 2022, we believe 10 of our 20 largest holders of common stock were active institutional investors who held 27% of our outstanding shares of common stock in the aggregate. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.

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
The following table presents details of our various repurchases during the fiscal quarter ended July 31, 2022 pursuant to a $10 billion stock repurchase program authorized by our Board of Directors in December 2021, which will end on or prior to December 31, 2022. Additionally, in May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2023.

Period	Total Number of Shares Purchased (a)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

	(In millions, except per share data)
May 2, 2022 - May 29, 2022	3	$573.03	3	$13,000
May 30, 2022 - June 26, 2022	—	$—	—	$13,000
June 27, 2022 - July 31, 2022	—	$—	—	$13,000
Total	3	$573.03	3
_________________________________
(a) We also paid approximately $292 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld less than 1 million shares of common stock from employees in connection with such net share settlement at an average price of $492.32 per share. These shares may be deemed to be “issuer purchases” of shares and are not included in this table.
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
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.6	Supplement Indenture to the January 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2018
4.7	Second Supplement Indenture to the January 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 25, 2019
4.8	Form of 3.000% Senior Note due 2022 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.9	Form of 3.625% Senior Note due 2024 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.10	Form of 3.875% Senior Note due 2027 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.11	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.12	Supplemental Indenture to October 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2018
4.13	Second Supplemental Indenture to October 2017 Indenture, dates as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 25, 2019
4.14	Form of 2.650% Senior Note due 2023 (included in Exhibit 4.11).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.15	Form of 3.125% Senior Note due 2025 (included in Exhibit 4.11).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.16	Form of 3.500% Senior Note due 2028 (included in Exhibit 4.11).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
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
Date: September 8, 2022