Form 10-K
period 2022-10-30
Broadcom Inc.
filed 2022-12-16
CIK 1730168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 29, 2022, based upon the closing sale price of such shares on The Nasdaq Global Select Market on such date was approximately $220.1 billion.
As of November 25, 2022, there were 417,886,140 shares of our common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROADCOM INC.
2022 ANNUAL REPORT ON FORM 10-K

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
Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our,” and “us” mean Broadcom Inc. and its consolidated subsidiaries. Our fiscal year ends on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. We refer to our fiscal years by the calendar year in which they end. For example, the fiscal year ended October 30, 2022 was a 52-week year.

ITEM 1.BUSINESS
Overview
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. Our over 50-year history of innovation dates back to our diverse origins from Hewlett-Packard Company, AT&T, LSI Corporation, Broadcom Corporation, Brocade Communications Systems LLC, CA, Inc. and Symantec Enterprise Security. Over the years, we have assembled a large team of semiconductor and software design engineers around the world. We maintain design, product and software development engineering resources at locations in the U.S., Asia, Europe and Israel, providing us with engineering expertise worldwide. We strategically focus our research and development resources to address niche opportunities in our target markets and leverage our extensive portfolio of U.S. and other patents, and other intellectual property (“IP”) to integrate multiple technologies and create system-on-chip (“SoC”) component and software solutions that target growth opportunities. We design products and software that deliver high-performance and provide mission critical functionality.
We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor (“CMOS”) based devices and analog III-V based products. We have a history of innovation in the semiconductor industry and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes (“STB”), broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. We differentiate ourselves through our high performance design and integration capabilities and focus on developing products for target markets where we believe we can earn attractive margins.
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
We provide semiconductor solutions for managing the movement of data in data center, service provider, enterprise and embedded networking applications. We provide a broad variety of RF semiconductor devices, wireless connectivity solutions, custom touch controllers and inductive charging solutions for the wireless market. We also provide semiconductor solutions for enabling the STB and broadband access applications and for enabling secure movement of digital data to and from host machines, such as servers, personal computers and storage systems, to the underlying storage devices, such as hard disk drives (“HDD”) and solid-state drives (“SSD”).
Our product portfolio ranges from discrete devices to complex sub-systems that include multiple device types and may also incorporate firmware for interfacing between analog and digital systems. In some cases, our products include mechanical hardware that interfaces with optoelectronic or capacitive sensors. We focus on markets that require high quality and the technology leadership and integrated performance characteristic of our products. The table below presents our material semiconductor product families and their major end markets and applications during fiscal year 2022.

Major End Markets	Major Applications	Material Product Families
Broadband	• STB and Broadband Access	• STB SoCs
• DSL/PON gateways
• DOCSIS cable modem
• DSLAM/PON optical line termination
• Wi-Fi access point SoCs
Networking	• Data Center, Service Provider, Enterprise and Embedded Networking	• Ethernet switching and routing merchant silicon
• Embedded processors and controllers
• Custom silicon solutions
• Optical and copper PHYs
• Fiber optic transmitter and receiver components
Wireless	• Mobile Device Connectivity	• RF front end modules and filters
• Wi-Fi, Bluetooth, GPS/GNSS SoCs
• Custom touch controllers
• Inductive charging ASICs
Storage	• Servers and Storage Systems	• SAS and RAID controllers and adapters
• PCIe switches
• Fibre channel host bus adapters
• Ethernet NIC
	• HDD and SSD	• Read channel based SoCs; Custom flash controllers
• Preamplifiers
Industrial	• Factory Automation, Renewable Energy and Automotive Electronics	• Optocouplers
• Industrial fiber optics
• Motion control encoders and subsystems
• Light emitting diode
• Ethernet PHYs, switch ICs and camera microcontrollers
Set-Top Box Solutions: We offer complete SoC platform solutions for cable, satellite, Internet Protocol television, over-the-top and terrestrial STBs. Our products enable global service providers to introduce new and enhanced technologies and services in STBs, including transcoding, digital video recording functionality, higher definition video processing, increased networking capabilities, and more tuners to enable faster channel change and more simultaneous recordings. We are also enabling service providers in deploying High Efficiency Video Coding (“HEVC”), a video compression format that is a successor to the H.264/MPEG-4 format. HEVC enables ultra-high definition (“Ultra HD”), services by effectively doubling the capacity of existing networks to deploy new or existing content. Our families of STB solutions support the complete range of resolutions, from standard definition, to high definition, and Ultra HD.
Broadband Access Solutions: We offer complete SoC platform solutions for digital subscriber line (“DSL”), cable, passive optical networking (“PON”) and wireless local area network for both consumer premise equipment (“CPE”) and central office (“CO”) deployments. Our CPE devices are used in broadband modems, residential gateways and Wi-Fi access points and routers. Our CO devices, including DSL Access Multiplexer (“DSLAM”), cable modem termination systems and PON optical line termination medium access controller, are empowering modern operator broadband infrastructure. Our products enable global service providers to continue to deploy next generation broadband access technologies across multiple standards, including G.fast, Data Over Cable Service Interface Specifications (“DOCSIS”), PON and Wi-Fi to provide more bandwidth and faster speeds to consumers.
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
Custom Silicon Solutions: We provide advanced technology and IP platforms for customers to design and develop application specific integrated circuits (“ASICs”), targeting data center compute offload, legacy and new 5G radio infrastructure, and wired communication networks. Our custom silicon provides the platform to integrate embedded logic, memory, serializer/deserializer (“SerDes”) technology, IP cores and processor cores. The ASICs are custom products built to individual customers specifications.
Physical Layer Devices: These devices, also referred to as PHYs, are transceivers that enable the reception and transmission of Ethernet data packets over a physical medium such as copper wire or optical fibers. Our high performance Ethernet transceivers are built upon a proprietary digital signal processing communication architecture optimized for high-speed network connections and support the latest standards and advanced features, such as energy efficient Ethernet, data encryption and time synchronization. We also offer a range of automotive Ethernet products, including PHYs, switches and camera microcontrollers, to meet growing consumer demand for in-vehicle connectivity and smart vision.
Fiber Optic Components: We supply a wide array of optical components to the Ethernet networking, storage, and access, metro- and long-haul telecommunication markets. Our optical components enable the high speed reception and transmission of data through optical fibers.
RF Semiconductor Devices: Our RF semiconductor devices selectively filter, as well as amplify and route, RF signals. Filters enable modern wireless communication systems to support a large number of subscribers simultaneously by ensuring that the multiple transmissions and receptions of voice and data streams do not interfere with each other. We were among the first to deliver commercial film bulk acoustic resonator (“FBAR”) filters that offer technological advantages over competing filter technologies, to allow mobile handsets to function more efficiently in today's congested RF spectrum. FBAR technology has a significant market share within the cellular handset market. Our RF products include multi-chip module front-end modules that integrate transmit/receive switching and filtering functions for multiple frequency bands, filter modules and discrete filters, all using our proprietary FBAR technology.
Our expertise in FBAR technology, amplifier design, and module integration enables us to offer industry-leading performance in cellular RF transceiver applications.
Connectivity Solutions: Our connectivity solutions include discrete and integrated Wi-Fi and Bluetooth solutions, and global positioning system/global navigation satellite system (“GPS/GNSS”) receivers, designed for use in mobile devices including smartphones, tablets and wearable products.
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
Inductive Charging ASICs: Our custom inductive charging ASIC devices offer high efficiency and are highly integrated solutions for mobile and wearable devices.
SAS, RAID & PCIe Products: We provide serial attached small computer system interface (“SAS”) and redundant array of independent disks (“RAID”) controller and adapter solutions to server and storage system original equipment manufacturers (“OEMs”). These solutions enable secure and high speed data transmission between a host computer, such as a server, and storage peripheral devices, such as HDD, SSD and optical disk drives and disk and tape-based storage systems. Some of these solutions are delivered as stand-alone semiconductors, typically as a controller. Other solutions are delivered as circuit boards, known as adapter products, which incorporate our semiconductors onto a circuit board with other features. RAID technology is a critical part of our server storage connectivity solutions as it provides protection against the loss of critical data resulting from HDD failures.

We also provide interconnect semiconductors that support the peripheral component interconnect express (“PCIe”) communication standards. PCIe is the primary interconnection mechanism inside computing systems today.
Fibre Channel Products: We provide fibre channel host bus adapters, which connect host computers such as servers to FC SANs.
Ethernet Network Interface Card (“NIC”) Controllers: Our Ethernet NIC controllers are designed for high-performance virtualization, intelligent flow processing, secure data center connectivity, and machine learning.
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
In addition, we sell preamplifiers, which are complex, high speed, mixed signal devices that enable writing and reading data to and from the HDD heads. The preamplifier interfaces with the SoC to provide the electronics data path in a HDD.
We also provide custom flash controllers to SSD OEMs. An SSD stores data in flash memory instead of on a hard disk, providing high speed access to the data. Flash controllers manage the underlying flash memory in SSDs, performing critical functions such as reading and writing data to and from the flash memory and performing error correction, wear leveling and bad block management.
Industrial End Markets: We also provide a broad variety of products for the general industrial and automotive markets, including optocouplers, industrial fiber optics, motion encoders, light emitting diode devices, and Ethernet ICs. Our industrial products are used in a diverse set of applications, spanning industrial automation, power generation and distribution systems, medical systems and equipment, defense and aerospace, and vehicle subsystems including those used in electric vehicle powertrain, infotainment and advanced driver assistance system.
Infrastructure Software
Our infrastructure software solutions enables customers greater choice and flexibility to build, run, manage, connect and protect applications at scale across diversified and distributed environments.
Our mainframe software provides market-leading DevOps, AIOps, Security and Data Management Systems solutions. We help enterprises embrace open tools and technologies, integrate their mainframe into their cloud infrastructures, and amplify the value of their mainframe investments. By partnering with our customers and providing creative value-added programs, we help customers overcome challenges related to skills development, technical education, strategy and planning, and the need for cloud-like pricing flexibility to support their overall business success with the platform.
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
Our Symantec cyber security software solutions help organizations and governments secure against threats and compliance risks by protecting their users and data on any app, device, or network. Our integrated cyber defense approach simplifies cyber security with comprehensive solutions designed to secure critical business assets across on-premises and cloud infrastructures. Our Symantec solutions utilize rich threat intelligence from a global network of security engineers, threat analyst and researchers, as well as advanced artificial intelligence (“AI”) and machine-learning engines, enabling customers to protect data, connect authorized users with trusted applications, and detect and respond to the most advanced targeted attacks.
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

The table below presents our software portfolios and their material offerings during fiscal year 2022.

Software Portfolio	Portfolio Description	Major Portfolio Offerings
Mainframe Software	• Solutions for DevOps, AIOps, Security and Database Management Systems	• Operational Analytics & Management
• Automation
• Database & Database Management
• Application Development & Testing
• Identity & Access Management
• Compliance & Data Protection
• Security Insights
Distributed Software	• Solutions that optimize the planning, development and delivery of business critical services	• ValueOps
• DevOps
• AIOps
Symantec Cyber Security	• Comprehensive threat protection and compliance solutions that secure against threats and compliance risks by protecting users and data on any app, device, or network	• Endpoint Security
• Network Security
• Information Security
• Identity Security
FC SAN Management	• Solutions that transforms current storage networks with autonomous SAN capabilities	• Fibre Channel Switch
Payment Security	• Arcot payment authentication network powered by 3-D Secure	• Payment Security Suite
Operational Analytics & Management: These solutions combine big data, machine learning and AI with mainframe expertise to deliver meaningful and actionable insights to augment and automate day-to-day operations and deliver exceptional customer experiences.
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
Identity Security: User identities are under attack by cyber criminals hoping to exploit their access and privileges and do harm. We mitigate these attacks by positively identifying legitimate users, enforcing granular access control policies, and streamlining access governance to prevent unauthorized access to sensitive resources and data.
Fibre Channel Switch Products: Our Brocade Fibre Channel switch products provide interconnection, bandwidth and high-speed switching between servers and storage devices which are in a FC SAN. FC SANs are networks dedicated to mission critical storage traffic, and enable simultaneous high speed and secure connections among multiple host computers and multiple storage arrays.
Payment Security Suite: This is a software as a service (“SaaS”)-based payment authentication service to help banks and merchants protect against fraud and ensure a hassle-free online shopping experience for their customers.
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
Customers, Sales and Distribution
We sell our products through our direct sales force and a select network of distributors and channel partners globally. Distributors and OEMs, or their contract manufacturers, typically account for the substantial majority of our semiconductor sales. A relatively small number of customers account for a significant portion of our net revenue. Sales to distributors accounted for 56% and 53% of our net revenue for fiscal years 2022 and 2021, respectively. We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 35% of our net revenue for each of our fiscal years 2022 and 2021. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% of our net revenue for each of fiscal years 2022 and 2021. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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
In the semiconductor market, we compete with integrated device manufacturers, fabless semiconductor companies, as well as the internal resources of large, integrated OEMs. Our primary competitors are Amlogic Inc., Analog Devices, Inc., Advanced Micro Devices, Inc., Cisco Systems, Inc., Wolfspeed, Inc. (f/k/a Cree, Inc.), GlobalFoundries Inc., Hamamatsu Photonics K.K., Heidenhain Corporation, HiSilicon Technologies Co. Ltd., iC-Haus GmbH, Intel Corporation, Lumentum Holdings Inc., MACOM Technology Solutions Holdings, Inc., MaxLinear, Inc., Marvell Technology, Inc., MediaTek Inc., NVIDIA Corporation, Microchip Technology Incorporated, Mitsubishi Electric Corporation, Murata Manufacturing Co., Ltd., NXP Semiconductors N.V., ON Semiconductor Corporation, OSRAM Licht AG, Qorvo, Inc., Qualcomm Inc., Realtek Semiconductor Corp., Renesas Electronics Corporation, Skyworks Solutions, Inc., STMicroelectronics N.V., Sumitomo Corporation, Synaptics Incorporated, TDK-EPC Corporation, Toshiba Corporation, Texas Instruments, Inc. and II-VI Incorporated. We compete based on the strength and expertise of our high speed proprietary design expertise, FBAR technology, amplifier design, module integration, proprietary materials processes, multiple storage protocols and mixed-signal design, our broad product portfolio, support of key industry standards, reputation for quality products, and our customer relationships.
In the infrastructure software market, we compete with large enterprise software vendors who continue to expand their product and service offerings and consolidate offerings into broad product lines, and smaller, niche players focused on specific markets. Our primary competitors are Atlassian Corporation, Plc, BMC Software Inc., BeyondTrust Corporation, Cisco Systems, Inc., CrowdStrike Holdings, Inc., CyberArk Software, Ltd., International Business Machines Corporation, Micro Focus International plc, Microsoft Corporation, New Relic, Inc., Oracle Corporation, Proofpoint, Inc., Rocket Software, Inc., SailPoint Technologies Holdings, Inc., Salesforce.com, Inc., ServiceNow, Inc., SolarWinds Corporation, Splunk, Inc. and Zscaler, Inc. We compete based on our breadth of portfolio of enterprise management tools, breadth and synergy of offerings, our platform and hardware independence, our global reach, and our deep customer relationships and industry experience.
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
As of October 30, 2022, we had 17,035 U.S. and other patents and 618 U.S. and other pending patent applications. The expiration dates of our patents range from 2022 to 2041, with a small number of patents expiring in the near future, none of which are expected to be material to our IP portfolio. We are not substantially dependent on any single patent or group of related patents.
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
The industries in which we compete are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights, including by patent holding companies that do not make or sell products. Some of our customer agreements require us to indemnify our customers for third-party IP infringement claims arising from our products. Claims of this sort could harm our relationships with our customers and might deter future customers from doing business with us. With respect to any IP rights claims against us or our customers or distributors, we may be required to defend ourselves or our customers or distributors in litigation, cease manufacturing the infringing products, pay damages, expend resources to develop non-infringing technology, seek a license which may not be available on commercially reasonable terms or at all, or relinquish patents or other IP rights.
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
We measure our employees’ engagement by our voluntary attrition rate and employee feedback. Our global voluntary attrition rate in fiscal year 2022 was approximately 6.5%, below the technology industry benchmark (AON, 2022 Salary Increase and Turnover Study — Second Edition, September 2022).
We also track the portion of our workforce in research and development roles. As of October 30, 2022, we had approximately 20,000 employees worldwide, with approximately 63% in research and development roles. By geography, approximately 54% of our employees are located in North America, 35% in Asia, and 11% in Europe, the Middle East and Africa.
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
We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements, including legislation enacted in the U.S., European Union and China, among a growing number of jurisdictions, which have placed greater restrictions on the use of lead, among other restricted substances, in electronic products, which affects materials composition and semiconductor packaging. In addition, our business is subject to various import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders, and rules of industrial standards bodies, like the International Organization for Standardization, as well as regulation by other agencies, such as the U.S. Federal Trade Commission (“FTC”). These laws, regulations and orders are complex, may change frequently and with limited notice, have generally and may continue to become more stringent over time. We may incur significant expenditures in future periods as a result.
Seasonality
Historically, our net revenue has typically been higher in the second half of the fiscal year than in the first half, primarily due to seasonality in our wireless communications products. These products have historically experienced seasonality due to launches of new mobile devices manufactured by our OEM customers. However, from time to time, typical seasonality and industry cyclicality are overshadowed by other factors such as wider macroeconomic effects, the timing of significant product transitions and launches by large OEMs, particularly with our wireless communications products. We have a diversified business portfolio and we believe that our overall revenue is less susceptible to seasonal variations as a result of this diversification.
Other Information
Our website is www.broadcom.com. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) with the Securities and Exchange Commission (the “SEC”), as well as proxy statements filed by Broadcom, free of charge at the “Investor Center - SEC Filings” section of our website at www.broadcom.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Such periodic reports, proxy statements and other information are also available at the SEC’s website at www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on or accessible through our website.

Information About Our Executive Officers
The following table provides information regarding our executive officers as of December 16, 2022:

Name and Title	Age	Position and Offices
Hock E. Tan	71	President, Chief Executive Officer and Director
Kirsten M. Spears	58	Chief Financial Officer and Chief Accounting Officer
Mark D. Brazeal	54	Chief Legal and Corporate Affairs Officer
Charlie B. Kawwas, Ph.D.	52	President, Semiconductor Solutions Group
Hock E. Tan has served as our President and Chief Executive Officer since March 2006. He held several executive leadership positions at Integrated Circuit Systems, Inc., a publicly traded timing solutions IC company, including President and Chief Executive Officer from 1999 until its acquisition by Integrated Device Technology, Inc. in 2005, Chief Operating Officer from 1996 to 1999 and Senior Vice President and Chief Financial Officer from 1995 to 1999. He was Vice President of Finance at Commodore International, Ltd. from 1992 to 1994, and held senior management positions at PepsiCo, Inc. and General Motors Corporation. He was also managing director of Pacven Investment, Ltd., a venture capital fund in Singapore, from 1988 to 1992, and was managing director of Hume Industries Ltd. in Malaysia from 1983 to 1988.
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
Mark D. Brazeal has served as our Chief Legal and Corporate Affairs Officer since December 2021. He served as our Chief Legal Officer from March 2017 to December 2021. He was Chief Legal Officer and Senior Vice President, IP Licensing for SanDisk Corporation from 2014 until its acquisition by Western Digital Corporation in 2016. He held several senior legal positions at Broadcom Corporation from 2000 to 2014, including Senior Vice President and Senior Deputy General Counsel in charge of all commercial, operational, IP licensing and litigation matters. He was also an attorney in the transactional and IP groups at the law firms of Wilson Sonsini Goodrich & Rosati, Yuasa & Hara and Howrey & Simon prior to joining Broadcom Corporation.
Charlie B. Kawwas has served as our President, Semiconductor Solutions Group since July 2022. He served as our Chief Operating Officer from December 2020 to July 2022, Senior Vice President and Chief Sales Officer from June 2015 to December 2020 and Senior Vice President, Worldwide Sales from May 2014 to June 2015. He was head of worldwide sales at LSI Corporation from 2010 until its acquisition by us in 2014. He held several executive leadership positions at LSI from 2007 to 2010, including Vice President of Sales and Marketing for the networking division and Vice President of Marketing for the networking and storage products group. He was also the leader of Product Line Management for the Optical Ethernet and Multi-service Edge portfolio at Nortel Networks Corporation prior to joining LSI.

ITEM 1A.     RISK FACTORS
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Many of the following risks and uncertainties are, and may continue to be, exacerbated by the COVID-19 pandemic. The following material factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.
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
•The COVID-19 pandemic has disrupted normal business activity.
•We are subject to risks associated with our distributors and other channel partners, including product inventory levels and product sell-through.
•Our dependence on senior management and if we are unable to attract and retain qualified personnel, we may not be able to execute our business strategy effectively.
•The failure to complete or realize the expected benefits of our acquisition of VMware, Inc. (“VMware Merger”) may adversely affect our business and our stock price.
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
•An impairment of the confidentiality, integrity, or availability of our IT systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business.
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
•Social and environmental regulations, policies and provisions, as well as customer and investor demands, may make our supply chain more complex and may adversely affect our relationships with customers and investors.
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
We are dependent on a small number of end customers, OEMs, their respective contract manufacturers (“CMs”), and certain distributors for a majority of our business and revenue. For fiscal year 2022, sales to distributors accounted for 56% of our net revenue. We believe aggregate sales, through all channels, to Apple and our top five end customers, accounted for approximately 20% and 35% of our net revenue for fiscal year 2022, respectively. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
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

TSMC, one of our CMs, manufactured approximately 90% of the wafers manufactured by our CMs during fiscal year 2022. We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.
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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, GaAs and InP wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During fiscal year 2022, we purchased approximately two-thirds of our manufacturing materials from five materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints, inflation, or other factors, any of which could lead to interruption of supply or increased demand in the industry. For example, due to the COVID-19 pandemic, we have experienced some supply constraints and increases in prices, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. The supply constraints have had, and may continue to have, a negative impact on our customer relationships. Further, continued supply constraints for these or any other reasons could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to cease the manufacture and distribution of certain products, and we could be subject to administrative proceedings and civil or criminal penalties.
Our business is subject to various domestic and international laws and other legal requirements, including anti-competition and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders. These laws, regulations and orders are complex, may change frequently and with limited notice, and have generally and may continue to become more stringent over time. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. The U.S. government may also add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries, which have had and will continue to have an adverse effect on our ability to sell our products and our revenue. For example, Huawei Technologies Co., Ltd., one of our customers, is subject to certain U.S. export restrictions, which has required us to suspend sales to Huawei until we obtain licenses from the U.S. Department of Commerce. We may be unable to obtain or maintain the necessary licenses to allow us to export products to them. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with China, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products, and adversely affect our business and results of operations.
Our products and operations are also subject to regulation by U.S. and non-U.S. regulatory agencies, such as the FTC. From time to time, we may also be involved or required to participate in regulatory investigations or inquiries, such as the ongoing investigation by the Korean Fair Trade Commission into certain of our contracting and business practices, which may evolve into legal or other administrative proceedings. Growing public concern over concentration of economic power in corporations is likely to result in increased anti-competition legislation, regulation, administrative rule making, and enforcement activity. Involvement in regulatory investigations or inquiries, can be costly, lengthy, complex and time consuming, diverting the attention and energies of our management and technical personnel.

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
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of October 30, 2022, nearly 49% of our employees were located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•changes in political, regulatory, legal or economic conditions or geopolitical turmoil (including China-Taiwan relations), including terrorism, war or political or military coups, state-sponsored or politically motivated cyber-attacks, or civil disturbances or political instability foreign and domestic;
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
•potential inability to localize software products;
•difficulty in conducting due diligence with respect to business partners;
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
The COVID-19 pandemic has disrupted normal business activity, which has impacted how we operate our business.
The COVID-19 pandemic and the efforts to control it disrupted, and reduced the efficiency of, normal business activities in much of the world. We experienced some disruption to parts of our global semiconductor supply chain, including procuring necessary components and inputs, such as wafers and substrates, in a timely fashion, with suppliers increasing lead times or placing products on allocation. As a result of these supply chain disruptions, we increased customer order lead times and placed some products on allocation. We are also largely building semiconductor products to order and this has limited and may continue to limit our ability to fulfill orders and satisfy all of the demand for our products.
The pandemic resulted in authorities around the world implementing numerous unprecedented measures, such as travel restrictions quarantines, shelter-in-place order, and factory and office shutdowns, that impacted our workforce and operations, and those of our customers, CMs, suppliers and logistics providers. In addition, disruptions to commercial transportation infrastructure impacted delivery times for materials and components to our facilities, transfers of our products to our key suppliers and, in some cases, our ability to timely ship our products to customers. This resulted in significant logistical challenges and product delays, which could recur in the event of any future closures of, or periods of reduced operations at, our warehouse or the facilities of our suppliers and providers.
In response to the pandemic, we have taken extensive measures to protect the health and safety of our employees and contractors at our facilities. However, existing or new precautionary measures or modifications in our business practices and policies, may negatively impact our business or operations, especially if the spread of COVID-19 (including any variants) worsens significantly. In addition, any actions we take may not be sufficient to mitigate the risk of infection and could result in a significant number of COVID-19-related claims. If a significant number of our employees, or employees and third parties performing key functions, including our Chief Executive Officer and members of our Board of Directors, become ill, our business may be further adversely impacted. In addition, changes to state workers’ compensation laws, such as those in California, may increase our potential liability for such claims. See also our risk factor “If we are unable to attract and retain qualified personnel, especially our engineering and technical personnel, we may not be able to execute our business strategy effectively.”
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 56% of our net revenue in the fiscal year ended October 30, 2022 and are subject to a number of risks, including:
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
Our success depends, in large part, on the continued contributions of our senior management team, and in particular, the services of Hock E. Tan, our President and Chief Executive Officer. Effective succession planning is also important for our long-term success. Failure to ensure effective transfers of knowledge and smooth transitions involving senior management could hinder our strategic planning and execution. None of our senior management is bound by written employment contracts. In addition, we do not currently maintain key person life insurance covering our senior management. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
If we are unable to attract and retain qualified personnel, especially our engineering and technical personnel, we may not be able to execute our business strategy effectively.
Our future success depends on our ability to attract, retain and motivate qualified personnel. As the source of our technological and product innovations, our engineering and technical personnel (including cyber security experts) are a significant asset. Competition for these employees is significant in many areas of the world in which we operate, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. In addition, current or future immigration laws may make it more difficult to hire or retain qualified engineers, further limiting the pool of available talent. We believe equity awards provide a powerful long-term retention incentive and have historically granted these awards to the substantial majority of our employees. However, the amendments to our 2012 Stock Incentive Plan approved by our stockholders in 2021 significantly reduced the number of shares available for equity awards. As a result, we may need to change our current equity granting philosophy, which could impair our efforts to attract and retain necessary personnel. Any inability to retain, attract or motivate such personnel and provide competitive employment benefits could have a material adverse effect on our business, financial condition and results of operations.
The failure to complete our acquisition of VMware, Inc. may adversely affect our business and our stock price.
Consummation of the VMware Merger is subject to the satisfaction or waiver of customary closing conditions, including (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and clearance under the antitrust laws of the European Union and certain other jurisdictions, (ii) the receipt by VMware of a tax opinion regarding the U.S. federal income tax treatment of certain aspects of the VMware Merger, (iii) the absence of certain orders or laws preventing consummation of the VMware Merger, (iv) authorization for listing additional shares of Broadcom common stock on Nasdaq, and (v) the absence of a material adverse effect with respect to either us or VMware. There can be no assurance that these or other closing conditions will be satisfied in a timely manner or at all. Any delay in completing the acquisition could cause us not to realize some or all of the anticipated benefits when expected, if at all. If the VMware Merger is not completed, our stock price could decline to the extent it reflects an assumption that we will complete the acquisition. Furthermore, if the VMware Merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including incurring significant acquisition costs that we would be unable to recover, negative publicity and a negative impression of us in the investment community. Additionally, under certain specified circumstances, including the termination by either us or VMware because certain required regulatory clearances are not obtained, upon termination we would be required to pay VMware a termination fee of $1.5 billion.
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
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal fabrication facilities for products utilizing our innovative and proprietary processes. Our Fort Collins and Breinigsville facilities are the sole sources for the FBAR components used in many of our wireless devices and for the indium phosphide-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our CMs and suppliers, are located in California and the Pacific Rim region, which have above average seismic activity and severe weather activity. In addition, a significant majority of our research and development personnel are located the Czech Republic, India, Israel and the U.S., with the expertise of the personnel at each such location tending to be focused on one or two specific areas, and our primary warehouse is in Malaysia.
A prolonged disruption at or shut-down of one or more of our manufacturing facilities or warehouses, especially our Colorado, Singapore, Malaysia and Pennsylvania facilities, or those of our CMs or suppliers, due to natural- or man-made disasters or other events outside of our control, such as equipment malfunction or widespread outbreaks of acute illness, including COVID-19, or for any other reason, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. To date, we have not experienced a material event, however such event could disrupt our operations, delay production, shipments and revenue, result in us being unable to timely satisfy customer demand, expose us to claims by our customers, result in significant expense to repair or replace our affected facilities, and, in some instances, could significantly curtail our research and development efforts in a particular product area or target market. As a result, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could materially and adversely affect our business. Although we purchase insurance to mitigate certain losses, such insurance often carries a high deductible amount and any uninsured losses could negatively affect our operating results. In addition, even if we were able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
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
Social and environmental regulations, policies and provisions, as well as customer and investor demands, may make our supply chain more complex and may adversely affect our relationships with customers and investors.
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

After enactment of the U.S. Tax Cuts and Jobs Act, most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime. Beginning in fiscal year 2027, the deduction allowable under the GILTI regime will decrease from 50% to 37.5%, which will increase the effective tax rate imposed on our income. The U.S. also enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which creates a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. The book minimum tax will first apply to our fiscal year 2024 and any increase in our effective tax rate or cash tax will depend on a number of factors, including any offsets for foreign tax credits or general business credits, or changes in book income following business combinations. The IRA also creates an excise tax of 1% of the value of any stock repurchased by us after December 31, 2022. We could be subject to this new excise tax, but the amount will vary depending on various factors, including the amount and frequency of any stock repurchases, applicability in certain business combination transactions, and any permitted reductions or exceptions to the amount subject to the tax. If (i) the U.S. tax rate increases, (ii) the deduction allowable under the GILTI regime is further reduced or eliminated, (iii) additional limitations are put on our ability to deduct interest expense, or (iv) the requirement for research and development costs to be capitalized beginning in fiscal year 2023 remains in effect, our provision for income taxes, net income, and cash flows would be adversely impacted.
In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). Some countries intend to implement laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income and cash flows. As a result of this heightened scrutiny, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes may also result in the taxes we previously paid being subject to change.
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
Our operations are currently structured to benefit from the various tax incentives extended to us in various jurisdictions to encourage investment or employment. For example, absent our principal tax incentives from the Singapore Economic Development Board, which is scheduled to expire in 2025, the corporate income tax rate that would apply to our Singapore taxable income would be 17%. We also have a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028. Each tax incentive and tax holiday is subject to our compliance with various operating and other conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. In addition, we may be required, or elect, to modify our operational structure and tax strategy in order to keep an incentive, which could result in a decrease in the benefits of the incentive. Our tax incentives could also be adversely impacted if the global minimum tax provisions (Pillar Two) are adopted in a country in which we have an existing tax incentive. Our tax incentives and tax holiday, before taking into consideration U.S. foreign tax credits, decreased the provision for income taxes by approximately $1,821 million in the aggregate and increased diluted net income per share by $4.31 for fiscal year 2022.
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
As of October 30, 2022, the aggregate indebtedness under our senior notes was $41,218 million. This amount does not reflect any debt we expect to incur or assume in connection with the VMware Merger.
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
•hedging or arbitrage trading activity involving our common stock; and
•unsubstantiated news reports or other inaccurate publicity regarding us or our business.
These fluctuations are often unrelated or disproportionate to our operating performance. Broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. In addition, we have been, and in the future we may be, subject to lawsuits stemming from our acquisitions, including the VMware Merger. Securities litigation against us, including the lawsuits related to such acquisitions, could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
As of September 30, 2022, we believe 10 of our 20 largest holders of common stock were active institutional investors who held approximately 27% of our outstanding shares of common stock in the aggregate. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
As of October 30, 2022, our owned and leased facilities in excess of 100,000 square feet consisted of:

(In square feet)	United States	Other Countries	Total
Owned facilities [1]	2,586,368	928,888	3,515,256
Leased facilities [2]	796,508	1,310,661	2,107,169
Total facilities	3,382,876	2,239,549	5,622,425
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
Holders
As of November 25, 2022, there were 1,060 holders of record of our common stock. A substantially greater number of stockholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Unregistered Sales of Equity Securities
On August 1, 2022, we issued 9,923 restricted shares of our common stock to one individual in connection with our acquisition of a company. The restrictions lapse over three years subject to the individual's continued employment. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities
During the fiscal quarter ended October 30, 2022, we paid approximately $274 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $502.62 per share. These shares may be deemed to be “issuer purchases” of shares.
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time on or prior to December 31, 2022. During fiscal year 2022, we repurchased and retired approximately 12 million shares of our common stock for $7 billion under this stock repurchase program.
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

Stock Performance Graph
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and the NASDAQ 100 Index for the five fiscal years ended October 30, 2022. The total return graph and table assume that $100 was invested on October 27, 2017 (the last trading day of our fiscal year 2017) in each of Broadcom Inc. common stock, the S&P 500 Index and the NASDAQ 100 Index and assume that all dividends are reinvested. Indexes are calculated on a month-end basis.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

Comparison of Five Year Cumulative Total Return
Among Broadcom Inc., the S&P 500 Index and the NASDAQ 100 Index

	October 29, 2017	November 4, 2018	November 3, 2019	November 1, 2020	October 31, 2021	October 30, 2022
Broadcom Inc.	$100.00	$89.74	$125.30	$154.78	$242.74	$222.41
S&P 500 Index	$100.00	$107.58	$123.66	$134.35	$192.01	$165.18
NASDAQ 100 Index	$100.00	$113.29	$134.24	$183.52	$265.05	$194.63
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
The following section generally discusses our financial condition and results of operations for our fiscal year ended October 30, 2022 (“fiscal year 2022”) compared to our fiscal year ended October 31, 2021 (“fiscal year 2021”). A discussion regarding our financial condition and results of operations for fiscal year 2021 compared to our fiscal year ended November 1, 2020 (“fiscal year 2020”) can be found in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year 2021, filed with the Securities and Exchange Commission (the “SEC”) on December 17, 2021.
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
COVID-19 Update
The COVID-19 pandemic and the efforts to control it disrupted, and reduced the efficiency of, normal business activities in much of the world. The pandemic resulted in authorities around the world implementing numerous unprecedented measures that created supply chain and market disruption, impacting our workforce and operations, and those of our customers, contract manufacturers, suppliers and logistics providers.

While the demand environment for our semiconductor products was consistent with our expectations for fiscal year 2022, with robust and increased profitability driven by the supply imbalance, the macroeconomic environment remains uncertain and it may not be sustainable over the longer term. We continue to experience various constraints in our supply chain, including with respect to wafers and substrates. Although supply lead times have stabilized, we continue to have difficulties in obtaining some necessary components and inputs in a timely manner to meet demand.
In response to the pandemic, we have taken extensive measures to protect the health and safety of our employees and contractors at our facilities. We continue to monitor the implications of the pandemic on our operations and may modify our business practices and policies from time to time.
Our ability to predict the impact of the pandemic on our business remains limited and its effects on our business are unlikely to be fully realized, or reflected in our financial results, until future periods.
Fiscal Year Highlights
Highlights during fiscal year 2022 include the following:
•We generated $16,736 million of cash from operations.
•We paid $7,032 million in cash dividends.
•We repurchased $7,000 million of common stock.
Pending Acquisition of VMware, Inc.
On May 26, 2022, we entered into an Agreement and Plan of Merger (the “VMware Merger Agreement”) to acquire all of the outstanding shares of VMware, Inc. (“VMware”) in a cash-and-stock transaction (the “VMware Merger”) that values VMware at approximately $61 billion, based on the closing price of Broadcom common stock on May 25, 2022. We will also assume VMware’s closing date outstanding debt, net of expected cash.
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
The VMware Merger, which is expected to be completed in our fiscal year ending October 29, 2023 (“fiscal year 2023”), is subject to satisfaction or waiver of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and clearance under the antitrust laws of the European Union and certain other jurisdictions. On October 3, 2022, we registered approximately 59 million shares of our common stock. On November 4, 2022, VMware stockholders adopted the VMware Merger Agreement. We and VMware each have termination rights under the VMware Merger Agreement and, under specified circumstances, upon termination of the agreement, we and VMware would be required to pay the other a termination fee of $1.5 billion.
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
Our overall net revenue, as well as the percentage of total net revenue generated by sales in our semiconductor solutions and infrastructure software segments, have varied from quarter to quarter, due largely to fluctuations in end-

market demand, including the effects of seasonality, which are discussed in detail in Part I, Item 1. Business under “Seasonality” of this Annual Report on Form 10-K.
Distributors and original equipment manufacturers (“OEMs”), or their contract manufacturers, typically account for the substantial majority of our semiconductor sales. To serve customers around the world, we have strategically developed relationships with large global electronic component distributors, complemented by a number of regional distributors with customer relationships based on their respective product ranges. We have established strong relationships with leading OEM customers across multiple target markets. Our direct sales force focuses on supporting our large OEM customers and has specialized product and service knowledge that enables us to sell specific offerings at key levels throughout a customer’s organization. Certain customers require us to contract with them directly and with specified intermediaries, such as contract manufacturers. Many of our major customer relationships have been in place for many years and are often the result of years of collaborative product development. This has enabled us to build our extensive IP portfolio and develop critical expertise regarding our customers’ requirements, including substantial system-level knowledge. This collaboration has provided us with key insights into our customers' businesses and has enabled us to be more efficient and productive and to better serve our target markets and customers. We recognize revenue upon the delivery of our products to the distributors, which can cause our quarterly net revenue to fluctuate significantly. Such revenue is reduced for estimated returns and distributor allowances.
Our software customers generally consist of large enterprises that have computing environments from multiple vendors and are highly complex. We believe our enterprise-wide license model will continue to offer our customers reduced complexity, more flexibility and an easier renewal process that will help drive revenue growth.
Costs and Expenses
Cost of products sold.  Cost of products sold consists primarily of the costs for semiconductor wafers and other materials, as well as the costs of assembling and testing those products and materials. Such costs include personnel and overhead related to our manufacturing operations, which include stock-based compensation expense, related occupancy, computer services, equipment costs, manufacturing quality, order fulfillment, warranty adjustments, inventory adjustments including write-downs for inventory obsolescence, and acquisition costs, which include direct transaction costs and acquisition-related costs.
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
Other income (expense), net.  Other income (expense), net includes interest income, gains or losses on investments, foreign currency remeasurement, and other miscellaneous items.
Provision for income taxes.  We have structured our operations to maximize the benefit from tax incentives extended to us in various jurisdictions to encourage investment or employment. Our tax incentives from the Singapore Economic Development Board provide that any qualifying income earned in Singapore is subject to tax incentives or reduced rates of Singapore income tax, subject to our compliance with the conditions specified in these incentives and legislative developments. These Singapore tax incentives are presently expected to expire in November 2025. The corporate income tax rate in Singapore that would otherwise apply to us would be 17%. We also have a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in 2028.
Each tax incentive and tax holiday is also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with any such operating conditions specified, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. We may elect to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. Before taking into consideration the effects of the U.S. Tax Cuts and Jobs Act and other indirect tax impacts, the effect of these tax incentives and tax holiday was to decrease the provision for income taxes by approximately $1,821 million and $1,156 million for fiscal years 2022 and 2021, respectively.
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
Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual financial results may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, valuation of goodwill and long-lived assets, and income taxes. See Note 2. “Summary of Significant Accounting Policies” included in Part II, Item 8. of this Annual Report on Form 10-K for further information on our critical accounting policies and estimates.
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
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Our goodwill impairment test uses both the income approach and the market approach to estimate a reporting unit's fair value. The income approach is based on the discounted cash flow method that uses the reporting unit estimates for forecasted future financial performance, including revenues, operating expenses, and taxes, as well as working capital and capital asset requirements. These estimates are developed as part of our long-term planning process based on assumed market segment growth rates and our assumed market segment share, estimated costs based on historical data and various internal estimates. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows. The market approach is based on weighting the financial multiples of comparable companies and applying a control premium. A reporting unit's carrying value represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash and debt.
We assess the impairment of long-lived assets, including purchased IPR&D, property, plant and equipment, and intangible assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include: (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or (iii) significant negative industry or economic trends. The process of evaluating the potential impairment of long-lived assets under the accounting guidance on property, plant and equipment, and intangible assets is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects of our business or the part of our business to which the long-lived assets relate. We also consider market factors specific to the business and estimate future cash flows to be generated by the business, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the long-lived assets stated on our consolidated balance sheets to reflect their estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as the real estate market, industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes, interest, and penalties will be due. If our estimate of income tax liabilities proves to be less than the actual amount ultimately assessed, a further charge to tax expense would be required. If the payment of these amounts ultimately proves to be unnecessary, the reversal of the accrued liabilities would result in tax benefits being recognized in the period when we determine the liabilities no longer exist.

Fiscal Year Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal years 2022, 2021 and 2020 consisted of 52 weeks.
The financial statements included in Part II, Item 8. of this Annual Report on Form 10-K are presented in accordance with GAAP and expressed in U.S. dollars.

Results of Operations
Fiscal Year 2022 Compared to Fiscal Year 2021
The following table sets forth our results of operations for the periods presented:

	Fiscal Year Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$26,277	$20,886	79%	76%
Subscriptions and services	6,926	6,564	21	24
Total net revenue	33,203	27,450	100	100
Cost of revenue:
Cost of products sold	7,629	6,555	23	24
Cost of subscriptions and services	627	607	2	2
Amortization of acquisition-related intangible assets	2,847	3,427	8	13
Restructuring charges	5	17	—	—
Total cost of revenue	11,108	10,606	33	39
Gross margin	22,095	16,844	67	61
Research and development	4,919	4,854	15	18
Selling, general and administrative	1,382	1,347	4	5
Amortization of acquisition-related intangible assets	1,512	1,976	5	7
Restructuring, impairment and disposal charges	57	148	—	—
Total operating expenses	7,870	8,325	24	30
Operating income	$14,225	$8,519	43%	31%
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Sales of products to distributors accounted for 56% and 53% of our net revenue for fiscal years 2022 and 2021, respectively. Direct sales to WT Microelectronics Co., Ltd., a distributor, accounted for 20% and 18% of our net revenue for fiscal years 2022 and 2021, respectively. We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 35% of our net revenue for each of fiscal years 2022 and 2021. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% of our net revenue for each of fiscal years 2022 and 2021. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key semiconductor customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our wireless products as fluctuations may be magnified by the timing of launches, and seasonal variations in sales, of mobile devices. The COVID-19 pandemic and macroeconomic uncertainties may cause our net revenue to fluctuate significantly and impact our results of operations.
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose net revenue by country based primarily on the geographic shipment or delivery location specified by our distributors, OEMs, contract manufacturers, channel partners, or software customers. In each of fiscal years 2022 and 2021, approximately 35% of our net revenue came from shipments or deliveries to China (including Hong Kong). However, the end customers for either our products or for the end products into which our products are incorporated, are frequently located in countries other than China (including Hong Kong). As a result, we believe that a substantially smaller percentage of our net revenue is ultimately dependent on sales of either our product or our customers’ product incorporating our product, to end customers located in China (including Hong Kong).

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Year Ended
Net Revenue by Segment	October 30, 2022	October 31, 2021	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$25,818	$20,383	$5,435	27%
Infrastructure software	7,385	7,067	318	4%
Total net revenue	$33,203	$27,450	$5,753	21%

	Fiscal Year Ended
Net Revenue by Segment	October 30, 2022	October 31, 2021

	(As a percentage of net revenue)
Semiconductor solutions	78%	74%
Infrastructure software	22	26
Total net revenue	100%	100%
Net revenue from our semiconductor solutions segment increased due to strong product demand, primarily for networking, server storage and broadband products, as well as higher demand for our wireless content in mobile devices. Net revenue from our infrastructure software segment increased primarily due to higher demand for our mainframe solutions and FC SAN products.
Gross Margin
Gross margin was $22,095 million, or 67% of net revenue, for fiscal year 2022, compared to $16,844 million, or 61% of net revenue, for fiscal year 2021. The increase was primarily due to lower amortization of acquisition-related intangible assets, mainly from our 2016 acquisition of Broadcom Corporation and, to a lesser extent, favorable margin within our semiconductor solutions segment.
Research and Development Expense
Research and development expense increased $65 million, or 1%, in fiscal year 2022, compared to the prior fiscal year. The increase was primarily due to higher variable employee compensation expense and engineering project costs, partially offset by lower stock-based compensation expense reflecting the full vesting of certain equity awards and the effects of forfeitures.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $35 million, or 3%, in fiscal year 2022, compared to the prior fiscal year. The increase was primarily due to higher variable employee compensation expense, offset in part by lower stock-based compensation expense.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $464 million, or 23%, in fiscal year 2022, compared to the prior fiscal year. The decrease was primarily due to lower amortization of certain intangible assets from our acquisition of CA, Inc.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses decreased $91 million, or 61%, in fiscal year 2022, compared to the prior fiscal year. The decrease was primarily due to lower employee termination costs following the completion of key restructuring activities from acquisitions.
Stock-Based Compensation Expense
Total stock-based compensation expense was $1,533 million and $1,704 million for fiscal years 2022 and 2021, respectively. The decrease primarily reflects the full vesting of certain equity awards and the effect of forfeitures.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of October 30, 2022, which we expect to recognize over the remaining weighted-average service period of 2.7 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2023	$1,221
2024	846
2025	507
2026	130
Total	$2,704
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
Segment Operating Results

	Fiscal Year Ended
Operating Income by Segment	October 30, 2022	October 31, 2021	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$15,075	$10,976	$4,099	37%
Infrastructure software	5,219	4,936	283	6%
Unallocated expenses	(6,069)	(7,393)	1,324	(18)%
Total operating income	$14,225	$8,519	$5,706	67%
Operating income from our semiconductor solutions segment increased primarily due to higher net revenue from networking, server storage, broadband, and wireless products, as well as higher gross margin. Operating income from our infrastructure software segment increased primarily due to higher demand for our mainframe solutions and FC SAN products.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring, impairment and disposal charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 18% in fiscal year 2022, compared to the prior fiscal year, primarily due to lower amortization of acquisition-related intangible assets.
Non-Operating Income and Expenses
Interest expense. Interest expense was $1,737 million and $1,885 million for fiscal years 2022 and 2021, respectively. The decrease was primarily due to lower losses on extinguishment of debt. We expect to incur additional interest expense in future periods as a result of indebtedness associated with the pending VMware Merger.
Other income (expense), net. Other income (expense), net, includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other expense, net, was $54 million for fiscal year 2022, compared to other income, net, of $131 million for fiscal year 2021. The change was primarily due to changes in investment gains or losses.
Provision for income taxes. The provision for income taxes was $939 million and $29 million for fiscal years 2022 and 2021, respectively. The increase was primarily due to higher income from continuing operations before income taxes.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our primary liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of October 30, 2022 consisted of: (i) $12,416 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility (the “Revolving Facility”). In addition, we may also generate cash from the sale of assets and debt or equity financing from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, including the pending VMware Merger, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $41,218 million of outstanding indebtedness, (vi) share repurchases, and (vii) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. We expect capital expenditures to be higher in fiscal year 2023 as compared to fiscal year 2022. Our debt and liquidity needs will increase as a result of the pending VMware Merger, and we intend to fund the cash portion of the consideration with $32 billion in new, fully committed debt financing.
We believe that our cash and cash equivalents on hand, cash flows from operations, and the Revolving Facility, as well as the committed debt funding related to the pending VMware Merger, will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months. For additional information regarding our cash requirement from contractual obligations, indebtedness and lease obligations, see Note 14. “Commitments and Contingencies”, Note 10. “Borrowings” and Note 6. “Leases” in Part II, Item 8 of this Annual Report on Form 10-K.
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
Working Capital
Working capital increased to $11,452 million at October 30, 2022 from $10,305 million at October 31, 2021. The increase was attributable to the following:
•Accounts receivable increased to $2,958 million at October 30, 2022 from $2,071 million at October 31, 2021, primarily due to revenue linearity and less receivables sold through factoring arrangements.
•Inventory increased to $1,925 million at October 30, 2022 from $1,297 million at October 31, 2021, primarily to support customer demand and due to higher material costs.
•Cash and cash equivalents increased to $12,416 million at October 30, 2022 from $12,163 million at October 31, 2021, primarily due to $16,736 million in net cash provided by operating activities and $1,935 million in proceeds from long-term borrowings, partially offset by $7,032 million of dividend payments, $7,000 million of common stock repurchases, $2,361 million of debt payments, and $1,455 million of employee withholding tax payments related to net settled equity awards.
•Other current assets increased to $1,205 million at October 30, 2022 from $1,055 million at October 31, 2021, primarily due to an increase in prepaid taxes, offset in part by a decrease in short-term investments.
These increases in working capital were offset in part by the following:
•Other current liabilities increased to $4,412 million at October 30, 2022 from $3,839 million at October 31, 2021, primarily due to increases in contract liabilities, taxes payable and interest payable.
•Current portion of long-term debt increased to $440 million at October 30, 2022 from $290 million at October 31, 2021, primarily due to certain debt instruments becoming due within the next twelve months, offset in part by repayments.

•Employee compensation and benefits increased to $1,202 million at October 30, 2022 from $1,066 million at October 31, 2021, primarily due to higher variable compensation based on current fiscal year performance.
Capital Returns

	Fiscal Year Ended
Cash Dividends Declared and Paid	October 30, 2022	October 31, 2021

	(In millions, except per share data)
Dividends per share to common stockholders	$16.40	$14.40
Dividends to common stockholders	$6,733	$5,913
Dividends per share to preferred stockholders	$80.00	$80.00
Dividends to preferred stockholders	$299	$299
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time on or prior to December 31, 2022. During fiscal year 2022, we repurchased and retired approximately 12 million shares of our common stock for $7 billion under this stock repurchase program. In May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to an additional $10 billion of our common stock from time to time through December 31, 2023.
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
During fiscal years 2022 and 2021, we paid approximately $1,455 million and $1,299 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 3 million shares of common stock from employees in connection with such net share settlements during each of fiscal years 2022 and 2021.
Cash Flows

	Fiscal Year Ended
	October 30, 2022	October 31, 2021

	(In millions)
Net cash provided by operating activities	$16,736	$13,764
Net cash used in investing activities	(667)	(245)
Net cash used in financing activities	(15,816)	(8,974)
Net change in cash and cash equivalents	$253	$4,545
Operating Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $2,972 million increase in cash provided by operations during fiscal year 2022 compared to fiscal year 2021 was due to $4,759 million higher net income and certain non-cash adjustments including deferred taxes and other non-cash taxes, offset by a decrease in amortization of intangible assets and stock-based compensation, as well as a $1,527 million decrease resulting from changes in operating assets and liabilities.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions, capital expenditures, and sales and purchases of investments. The $422 million increase in cash used in investing activities for fiscal year 2022 compared to fiscal year 2021 was primarily due to a $238 million increase in cash paid for acquisitions and $169 million lower net proceeds from sales of investments.
Financing Activities
Cash flows from financing activities primarily consisted of dividend payments, stock repurchases, proceeds and payments related to our long-term borrowings, and employee withholding tax payments related to net settled equity awards. The $6,842 million increase in cash used in financing activities for fiscal year 2022 compared to fiscal year 2021 was primarily due to $7,000 million in common stock repurchases, a $820 million increase in dividend payments, and a $156 million increase in employee withholding tax payments related to net settled equity awards, offset in part by a $1,165 million change in net borrowing activities.
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
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
From time to time, we use foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates, which result from our global operating and financing activities. We do not use derivative financial instruments for trading or speculative purposes. Gains and losses from foreign currency transactions, as well as foreign exchange forward contracts, were not significant for any period presented in the consolidated financial statements included in this Form 10-K. As of October 30, 2022, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding debt. As of October 30, 2022, we had $41.2 billion in principal amount of debt outstanding. The carrying amount of the debt was $39.5 billion, and the estimated aggregate fair value of debt was $33.0 billion. As of October 30, 2022, a hypothetical 50 basis points increase or decrease in market interest rates would change the fair value of debt by a decrease or increase of approximately $1.6 billion. However, this hypothetical change in interest rates would not impact the interest expense on our debt as we only had fixed rate senior notes outstanding. To hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances, we have entered, and in the future may enter, into treasury rate lock contracts.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BROADCOM INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Broadcom Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Broadcom Inc. and its subsidiaries (the “Company”) as of October 30, 2022 and October 31, 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended October 30, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 30, 2022 and October 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Uncertain Tax Positions (UTPs)

As described in Notes 2 and 12 to the consolidated financial statements, the gross unrecognized tax benefits balance was $5,117 million as of October 30, 2022. As management has disclosed, management evaluates the exposure associated with various tax filing positions and accrues an income tax liability when such positions do not meet the more-likely-than-not threshold for recognition. A tax benefit from an UTP may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 16, 2022
We have served as the Company’s auditor since 2006.

BROADCOM INC.
CONSOLIDATED BALANCE SHEETS

	October 30, 2022	October 31, 2021

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$12,416	$12,163
Trade accounts receivable, net	2,958	2,071
Inventory	1,925	1,297
Other current assets	1,205	1,055
Total current assets	18,504	16,586
Long-term assets:
Property, plant and equipment, net	2,223	2,348
Goodwill	43,614	43,450
Intangible assets, net	7,111	11,374
Other long-term assets	1,797	1,812
Total assets	$73,249	$75,570
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$998	$1,086
Employee compensation and benefits	1,202	1,066
Current portion of long-term debt	440	290
Other current liabilities	4,412	3,839
Total current liabilities	7,052	6,281
Long-term liabilities:
Long-term debt	39,075	39,440
Other long-term liabilities	4,413	4,860
Total liabilities	50,540	50,581
Commitments and contingencies (Note 14)
Preferred stock dividend obligation	—	27
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; 8.00% Mandatory Convertible Preferred Stock, Series A, 0 and 4 shares issued and outstanding; aggregate liquidation value of $0 and $3,737 as of October 30, 2022 and October 31, 2021, respectively	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 418 and 413 shares issued and outstanding as of October 30, 2022 and October 31, 2021, respectively	—	—
Additional paid-in capital	21,159	24,330
Retained earnings	1,604	748
Accumulated other comprehensive loss	(54)	(116)
Total stockholders’ equity	22,709	24,962
Total liabilities and equity	$73,249	$75,570
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 30, 2022	October 31, 2021	November 1, 2020

	(In millions, except per share data)
Net revenue:
Products	$26,277	$20,886	$17,435
Subscriptions and services	6,926	6,564	6,453
Total net revenue	33,203	27,450	23,888
Cost of revenue:
Cost of products sold	7,629	6,555	5,892
Cost of subscriptions and services	627	607	626
Amortization of acquisition-related intangible assets	2,847	3,427	3,819
Restructuring charges	5	17	35
Total cost of revenue	11,108	10,606	10,372
Gross margin	22,095	16,844	13,516
Research and development	4,919	4,854	4,968
Selling, general and administrative	1,382	1,347	1,935
Amortization of acquisition-related intangible assets	1,512	1,976	2,401
Restructuring, impairment and disposal charges	57	148	198
Total operating expenses	7,870	8,325	9,502
Operating income	14,225	8,519	4,014
Interest expense	(1,737)	(1,885)	(1,777)
Other income (expense), net	(54)	131	206
Income from continuing operations before income taxes	12,434	6,765	2,443
Provision for (benefit from) income taxes	939	29	(518)
Income from continuing operations	11,495	6,736	2,961
Loss from discontinued operations, net of income taxes	—	—	(1)
Net income	11,495	6,736	2,960
Dividends on preferred stock	(272)	(299)	(297)
Net income attributable to common stock	$11,223	$6,437	$2,663

Net income per share attributable to common stock:
Basic	$27.44	$15.70	$6.62
Diluted	$26.53	$15.00	$6.33

Weighted-average shares used in per share calculations:
Basic	409	410	402
Diluted	423	429	421
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	October 30, 2022	October 31, 2021	November 1, 2020

	(In millions)
Net income	$11,495	$6,736	$2,960
Other comprehensive income (loss), net of tax:
Change in unrealized gain on derivative instruments	37	—	—
Change in actuarial loss and prior service costs associated with defined benefit plans	25	(8)	24
Other comprehensive income (loss), net of tax	62	(8)	24
Comprehensive income	$11,557	$6,728	$2,984
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 30, 2022	October 31, 2021	November 1, 2020

	(In millions)
Cash flows from operating activities:
Net income	$11,495	$6,736	$2,960
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	4,455	5,502	6,335
Depreciation	529	539	570
Stock-based compensation	1,533	1,704	1,976
Deferred taxes and other non-cash taxes	(34)	(809)	(1,142)
Loss on debt extinguishment	100	198	169
Non-cash restructuring, impairment and disposal charges	13	38	44
Non-cash interest expense	129	96	108
Other	170	(113)	(52)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(870)	210	981
Inventory	(627)	(294)	(31)
Accounts payable	(79)	243	(3)
Employee compensation and benefits	136	186	217
Other current assets and current liabilities	222	(177)	331
Other long-term assets and long-term liabilities	(436)	(295)	(402)
Net cash provided by operating activities	16,736	13,764	12,061
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(246)	(8)	(10,872)
Proceeds from sales of businesses	—	45	218
Purchases of property, plant and equipment	(424)	(443)	(463)
Purchases of investments	(200)	—	—
Sales of investments	200	169	—
Other	3	(8)	8
Net cash used in investing activities	(667)	(245)	(11,109)
Cash flows from financing activities:
Proceeds from long-term borrowings	1,935	9,904	27,802
Payments on debt obligations	(2,361)	(11,495)	(18,814)
Other borrowings, net	—	—	(1,285)
Payments of dividends	(7,032)	(6,212)	(5,534)
Repurchases of common stock - repurchase program	(7,000)	—	—
Shares repurchased for tax withholdings on vesting of equity awards	(1,455)	(1,299)	(765)
Issuance of common stock	114	170	276
Other	(17)	(42)	(69)
Net cash provided by (used in) financing activities	(15,816)	(8,974)	1,611
Net change in cash and cash equivalents	253	4,545	2,563
Cash and cash equivalents at beginning of period	12,163	7,618	5,055
Cash and cash equivalents at end of period	$12,416	$12,163	$7,618
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,386	$1,565	$1,408
Cash paid for income taxes	$908	$775	$501
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of November 3, 2019	4	$—	398	$—	$25,081	$—	$(140)	$24,941
Net income	—	—	—	—	—	2,960	—	2,960
Other comprehensive income	—	—	—	—	—	—	24	24
Cumulative effect of accounting change	—	—	—	—	—	(10)	8	(2)
Fair value of partially vested equity awards assumed in connection with an acquisition	—	—	—	—	1	—	—	1
Dividends to common stockholders	—	—	—	—	(2,582)	(2,653)	—	(5,235)
Dividends to preferred stockholders	—	—	—	—	—	(297)	—	(297)
Common stock issued	—	—	12	—	276	—	—	276
Stock-based compensation	—	—	—	—	1,976	—	—	1,976
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(3)	—	(770)	—	—	(770)
Balance as of November 1, 2020	4	—	407	—	23,982	—	(108)	23,874
Net income	—	—	—	—	—	6,736	—	6,736
Other comprehensive loss	—	—	—	—	—	—	(8)	(8)
Dividends to common stockholders	—	—	—	—	(224)	(5,689)	—	(5,913)
Dividends to preferred stockholders	—	—	—	—	—	(299)	—	(299)
Common stock issued	—	—	9	—	170	—	—	170
Stock-based compensation	—	—	—	—	1,704	—	—	1,704
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(3)	—	(1,302)	—	—	(1,302)
Balance as of October 31, 2021	4	—	413	—	24,330	748	(116)	24,962
Net income	—	—	—	—	—	11,495	—	11,495
Other comprehensive income	—	—	—	—	—	—	62	62
Fair value of partially vested equity awards assumed in connection with an acquisition	—	—	—	—	4	—	—	4
Dividends to common stockholders	—	—	—	—	(50)	(6,683)	—	(6,733)
Dividends to preferred stockholders	—	—	—	—	—	(272)	—	(272)
Common stock issued	—	—	8	—	114	—	—	114
Stock-based compensation	—	—	—	—	1,533	—	—	1,533
Repurchases of common stock	—	—	(12)	—	(3,316)	(3,684)	—	(7,000)
Common stock issued in connection with Mandatory Convertible Preferred Stock conversion	(4)	—	12	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(3)	—	(1,456)	—	—	(1,456)
Balance as of October 30, 2022	—	$—	418	$—	$21,159	$1,604	$(54)	$22,709
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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ended October 30, 2022 (“fiscal year 2022”) was a 52-week fiscal year. The first quarter of our fiscal year 2022 ended on January 30, 2022, the second quarter ended on May 1, 2022 and the third quarter ended on July 31, 2022. Our fiscal year ended October 31, 2021 (“fiscal year 2021”) and fiscal year ended November 1, 2020 (“fiscal year 2020”) were both 52-week fiscal years.
On November 4, 2019, we completed the purchase of certain assets and assumption of certain liabilities of the Symantec Corporation Enterprise Security business (the “Symantec Business”). We have two reportable segments: semiconductor solutions and infrastructure software. See Note 13. “Segment Information” for additional information.
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
Use of estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The inputs into certain of these estimates and assumptions include the consideration of the economic impact of the COVID-19 pandemic, and many of these estimates could require increased judgment and carry a higher degree of variability and volatility. Actual results could differ materially from these estimates, and such differences could affect the results of operations reported in future periods.
Cash and cash equivalents.  We consider all highly liquid investment securities with original maturities of three months or less at the date of purchase to be cash equivalents. We determine the appropriate classification of our cash and cash equivalents at the time of purchase.
Trade accounts receivable, net.  Trade accounts receivable are recognized at the invoiced amount and do not bear interest. Accounts receivable are reduced by an allowance for doubtful accounts, which is our best estimate of the expected credit losses in our existing accounts receivable. We determine the allowance based on historical experience, current economic conditions and certain forward-looking information, among other factors. Allowances for doubtful accounts were not material as of October 30, 2022 or October 31, 2021. Accounts receivable are also recognized net of sales returns and distributor credit allowances. These amounts are recognized when it is both probable and estimable that discounts will be granted or products will be returned. Allowances for sales returns and distributor credit allowances as of October 30, 2022 and October 31, 2021 were $126 million and $129 million, respectively.

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
Retirement benefit plans. For defined benefit pension plans, we consider various factors in determining our respective benefit obligations and net periodic benefit (income) cost, including the number of employees that we expect to receive benefits, their salary levels and years of service, the expected return on plan assets, the discount rate, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of the benefit plans differ from our current assumptions, the benefit obligations may be over- or under-valued.
The key assumptions are the discount rate and the expected rate of return on plan assets. The U.S. discount rates are based on a hypothetical yield curve constructed using high-quality corporate bonds selected to yield cash flows that match the expected timing and amount of the benefit payments. The U.S. expected rate of return on plan assets is set equal to the discount rate due to the implementation of our fully-matched, liability-driven investment strategy. We evaluate these assumptions at least annually. For the non-U.S. plans, we set assumptions specific to each country. We have elected to measure defined benefit pension plan assets and liabilities as of October 31, which is the month end that is closest to our fiscal year end.
Derivative instruments.  We use derivative financial instruments to manage exposure to foreign exchange risk and interest rate risk. We do not use derivative financial instruments for speculative or trading purposes.
Outstanding derivatives are recognized as assets or liabilities at their fair values based on Level 2 inputs, as defined in the fair value hierarchy. For derivative instruments designated as cash flow hedges, the changes in fair value are initially recognized in other comprehensive income (loss), net of tax in the period of change, and are subsequently reclassified and recognized in the same line item as the hedged item when either the hedged transactions affect earnings or it becomes probable that the hedged transactions will not occur.
We use foreign exchange forward contracts to manage exposure to foreign exchange risk. These forward contracts are not designated as hedging instruments, and the changes in fair value are recognized in other income (expense), net in the period of change. We did not have any outstanding foreign exchange forward contracts as of October 30, 2022 or October 31, 2021. The gains and losses recorded in other income (expense), net for derivative instruments not designated as hedges were not material.
During fiscal year 2022, we entered into treasury rate lock contracts that mature in approximately one year to hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances. These treasury rate locks are designated and accounted for as cash flow hedging instruments. As of October 30, 2022, the total notional amount of these contracts was $1.3 billion, and the fair value of these contracts was $47 million, which was recorded as a derivative asset with the gains recorded net of tax as a component of accumulated other comprehensive loss on our consolidated balance sheet.
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
Fair value measurement.  Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy is applied to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
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
Long-lived assets. Purchased finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is recognized over the periods during which the intangible assets are expected to contribute to our cash flows. Purchased IPR&D projects are capitalized at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter. Upon completion of each underlying project, IPR&D assets are reclassified as amortizable purchased intangible assets and amortized over their estimated useful lives. If an IPR&D project is abandoned, we recognize the carrying value of the related intangible asset in our consolidated statements of operations in the period it is abandoned. On a quarterly basis, we monitor factors and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets and property, plant and equipment, may not be recoverable. Factors we consider important which could trigger an impairment review include: (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (iii) significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use and eventual disposition of the asset (or asset group) is less than the net book value of the asset (or asset group). The amount of the impairment loss will generally be measured as the difference between the net book value of the asset (or asset group) and the estimated fair value.
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
There are two main categories of NRE contracts that we enter into with our customers: (a) NRE contracts in which we develop a custom chip and (b) NRE contracts in which we accelerate our development of a new chip upon the customer’s request. The majority of our NRE contract revenues meet the over time criteria. As such, revenue is recognized over the development period with the measure of progress using the input method based on costs incurred to total cost as the services are provided. For NRE contracts that do not meet the over time criteria, revenue is recognized at a point in time when the NRE services are complete.
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
Standalone selling price. When available, we use directly observable transactions to determine the standalone selling prices for performance obligations. When directly observable transactions are not available, our estimates of standalone selling price for each performance obligation require judgment that considers multiple factors, including, but not limited to, historical discounting trends for products and services and pricing practices through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, technology lifecycles and market conditions.
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
Recently Adopted Accounting Guidance. In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, as if it had originated the contracts. We early adopted this guidance at the beginning of fiscal year 2022 and it did not materially impact our consolidated financial statements.
3. Revenue from Contracts with Customers
Disaggregation
We have considered (1) information that is regularly reviewed by our Chief Executive Officer, who has been identified as the chief operating decision maker (the “CODM”) as defined by the authoritative guidance on segment reporting, in evaluating financial performance and (2) disclosures presented outside of our financial statements in our earnings releases and used in investor presentations to disaggregate revenues. The principal category we use to disaggregate revenues is the nature of our products and subscriptions and services, as presented in our consolidated statements of operations. In addition, revenues by reportable segment are presented in Note 13. “Segment Information.”
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Year 2022
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$2,371	$21,761	$2,145	$26,277
Subscriptions and services(a)	4,573	744	1,609	6,926
Total	$6,944	$22,505	$3,754	$33,203

	Fiscal Year 2021
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,809	$17,258	$1,819	$20,886
Subscriptions and services(a)	4,290	720	1,554	6,564
Total	$6,099	$17,978	$3,373	$27,450

	Fiscal Year 2020
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,775	$14,442	$1,218	$17,435
Subscriptions and services(a)	4,059	881	1,513	6,453
Total	$5,834	$15,323	$2,731	$23,888
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
Contract Balances
Contract assets and contract liabilities balances were as follows:

	October 30, 2022	October 31, 2021

	(In millions)
Contract Assets	$128	$126

Contract Liabilities	$3,341	$3,185
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements which may include termination for convenience provisions. The amount of revenue recognized during fiscal year 2022 that was included in the contract liabilities balance as of October 31, 2021 was $2,615 million. The amount of revenue recognized during fiscal year 2021 that was included in the contract liabilities balance as of November 1, 2020 was $2,617 million.

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
Certain multi-year customer contracts in our semiconductor solutions segment contain firmly committed amounts and the remaining performance obligations under these contracts as of October 30, 2022 were approximately $23.6 billion. We expect approximately 28% of this amount to be recognized as revenue over the next 12 months. Although the majority of our software contracts are not deemed to be committed, our customers generally do not exercise their termination for convenience rights. In addition, the majority of our contracts for products, subscriptions and services have a duration of one year or less. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
4. Acquisitions
Pending Acquisition of VMware, Inc.
On May 26, 2022, we entered into an Agreement and Plan of Merger (the “VMware Merger Agreement”) to acquire all of the outstanding shares of VMware, Inc. (“VMware”) in a cash-and-stock transaction (the “VMware Merger”) that values VMware at approximately $61 billion based on the closing price of Broadcom common stock on May 25, 2022. We will also assume VMware’s closing date outstanding debt, net of expected cash.
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
We will assume all outstanding VMware RSU awards and performance stock unit awards held by continuing employees. The assumed awards will be converted into RSU awards for shares of Broadcom common stock. All outstanding in-the-money VMware stock options and RSU awards held by non-employee directors will be accelerated and converted into the right to receive cash and shares of Broadcom common stock, in equal parts.
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
The VMware Merger, which is expected to be completed in our fiscal year ending October 29, 2023 (“fiscal year 2023”), is subject to satisfaction or waiver of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and clearance under the antitrust laws of the European Union and certain other jurisdictions. On October 3, 2022, we registered approximately 59 million shares of our common stock. On November 4, 2022, VMware stockholders adopted the VMware Merger Agreement. We and VMware each have termination rights under the VMware Merger Agreement and, under specified circumstances, upon termination of the agreement, we and VMware would be required to pay the other a termination fee of $1.5 billion.

Acquisition of the Symantec Corporation Enterprise Security Business
On November 4, 2019 (the “Symantec Acquisition Date”), we completed the purchase of the Symantec Business, which was an established leader in cyber security, for $10.7 billion in cash. We acquired the Symantec Business to expand our footprint of mission critical infrastructure software with our existing customer base. The Symantec Business includes a deep and broad mix of products, services and solutions, unifying cloud and on-premises security to provide advanced threat protection and information protection across endpoints, network, email and cloud applications. We financed this acquisition with borrowings.
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
Current assets and current liabilities included amounts held-for-sale related to the acquired Symantec Cyber Security Services business, which was not aligned with our acquisition-date strategic objectives and was sold on April 30, 2020. We do not have any material continuing involvement with this business and have presented its results in discontinued operations.
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
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for the period presented, as if we had completed the acquisition of the Symantec Business as of the beginning of our fiscal year ended November 3, 2019 (“fiscal year 2019”). The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to interest expense for the additional indebtedness incurred to complete the acquisition, restructuring charges related to the acquisition and transaction costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2019 or of the results of our future operations of the combined business.

Fiscal Year
2020

(In millions)
Pro forma net revenue	$23,264
Pro forma net income attributable to common stock	$2,368
Other Acquisitions
During fiscal year 2022, we completed four acquisitions qualifying as business combinations for total consideration of $245 million. For these acquisitions, $164 million was allocated to goodwill and $110 million was allocated to intangible assets, with additional amounts allocated to tangible assets and liabilities, primarily within our infrastructure software segment.
During fiscal year 2020, we completed three other acquisitions qualifying as business combinations for total consideration of $201 million. For these acquisitions, $109 million was allocated to goodwill and $46 million was allocated to intangible assets, with additional amounts allocated to tangible assets and liabilities, primarily within our infrastructure software segment.
5. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $3,915 million and $4,668 million of time deposits and $2,365 million and $1,607 million of money-market funds as of October 30, 2022 and October 31, 2021, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $3,700 million, $4,027 million and $3,723 million during fiscal years 2022, 2021 and 2020, respectively. Factoring fees for the sales of receivables were recorded in other income (expense), net and were not material for any of the periods presented.
Inventory

	October 30, 2022	October 31, 2021

	(In millions)
Finished goods	$780	$423
Work-in-process	966	680
Raw materials	179	194
Total inventory	$1,925	$1,297
Property, Plant and Equipment, Net

	October 30, 2022	October 31, 2021

	(In millions)
Land	$195	$195
Construction in progress	63	38
Buildings and leasehold improvements	1,156	1,150
Machinery and equipment	4,413	4,161
Total property, plant and equipment	5,827	5,544
Accumulated depreciation and amortization	(3,604)	(3,196)
Total property, plant and equipment, net	$2,223	$2,348
Depreciation expense was $529 million, $539 million and $570 million for fiscal years 2022, 2021, and 2020, respectively.
Other Current Assets

	October 30, 2022	October 31, 2021

	(In millions)
Prepaid expenses	$864	$539
Other	341	516
Total other current assets	$1,205	$1,055
Other Current Liabilities

	October 30, 2022	October 31, 2021

	(In millions)
Contract liabilities	$2,931	$2,619
Tax liabilities	680	541
Interest payable	393	282
Other	408	397
Total other current liabilities	$4,412	$3,839

Other Long-Term Liabilities

	October 30, 2022	October 31, 2021

	(In millions)
Unrecognized tax benefits, interest and penalties	$3,229	$3,407
Contract liabilities	410	566
Other	774	887
Total other long-term liabilities	$4,413	$4,860
Other Income (Expense), Net

	Fiscal Year
	2022	2021	2020

	(In millions)
Gain (loss) on investments	$(169)	$99	$31
Other income	30	26	56
Interest income	100	16	53
Other expense	(15)	(10)	(50)
Gain from lapse of indemnification	—	—	116
Other income (expense), net	$(54)	$131	$206
Other income includes foreign exchange gains, dividends, and other miscellaneous items.
6. Leases
At the beginning of fiscal year 2020, we adopted ASU 2016-02, Leases (“Topic 842”) using the optional adoption method, whereby no adjustment to the financial statements of comparative periods was required. We have operating and finance leases for our facilities, data centers and certain equipment. Operating lease expense was $98 million, $102 million and $106 million for fiscal years 2022, 2021 and 2020, respectively. Finance lease expense was $18 million, $16 million and $14 million for fiscal years 2022, 2021 and 2020 respectively.
Other information related to leases was as follows:

	Fiscal Year
	2022	2021	2020
	(In millions)
Cash paid for operating leases included in operating cash flows	$103	$140	$125
ROU assets obtained in exchange for operating lease liabilities	$16	$92	$682
ROU assets obtained in exchange for finance lease liabilities	$1	$15	$74

	October 30, 2022	October 31, 2021
Weighted-average remaining lease term – operating leases (In years)	10	10
Weighted-average remaining lease term – finance leases (In years)	2	3
Weighted-average discount rate – operating leases	3.60%	3.78%
Weighted-average discount rate – finance leases	3.05%	3.11%

Supplemental balance sheet information related to leases was as follows:

	Classification on the Consolidated Balance Sheets	October 30, 2022	October 31, 2021
		(In millions)
ROU assets - operating leases	Other long-term assets	$517	$588
ROU assets - finance leases	Property, plant and equipment, net	$40	$55

Short-term lease liabilities - operating leases	Other current liabilities	$74	$83
Long-term lease liabilities - operating leases	Other long-term liabilities	$389	$460
Short-term lease liabilities - finance leases	Current portion of long-term debt	$37	$26
Long-term lease liabilities - finance leases	Long-term debt	$22	$39
Future minimum lease payments under non-cancelable leases as of October 30, 2022 were as follows:

	October 30, 2022
	Operating Leases	Finance Leases

	(In millions)
2023	$89	$38
2024	69	18
2025	58	2
2026	45	2
2027	40	—
Thereafter	267	—
Total undiscounted liabilities	568	60
Less: interest	(105)	(1)
Present value of lease liabilities	$463	$59

7. Goodwill and Intangible Assets
Goodwill

	Semiconductor Solutions	Infrastructure Software	Total

	(In millions)
Balance as of November 1, 2020	$25,959	$17,488	$43,447
Acquisition	—	10	10
Sale of business	—	(7)	(7)
Balance as of October 31, 2021	25,959	17,491	43,450
Acquisitions	8	156	164
Balance as of October 30, 2022	$25,967	$17,647	$43,614
During the fourth quarter of fiscal years 2022, 2021 and 2020, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of these years.

Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of October 30, 2022:
Purchased technology	$19,450	$(15,422)	$4,028
Customer contracts and related relationships	7,066	(4,535)	2,531
Order backlog	484	(382)	102
Trade names	700	(372)	328
Other	174	(81)	93
Intangible assets subject to amortization	27,874	(20,792)	7,082
IPR&D	29	—	29
Total	$27,903	$(20,792)	$7,111

As of October 31, 2021:
Purchased technology	$23,932	$(17,148)	$6,784
Customer contracts and related relationships	8,356	(4,533)	3,823
Order backlog	2,579	(2,352)	227
Trade names	787	(386)	401
Other	239	(127)	112
Intangible assets subject to amortization	35,893	(24,546)	11,347
IPR&D	27	—	27
Total	$35,920	$(24,546)	$11,374
Based on the amount of intangible assets subject to amortization at October 30, 2022, the expected amortization expense for each of the next five fiscal years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2023	$3,255
2024	2,388
2025	681
2026	344
2027	216
Thereafter	198
Total	$7,082
The weighted-average amortization periods remaining by intangible asset category were as follows:

Amortizable intangible assets:	October 30, 2022	October 31, 2021

	(In years)
Purchased technology	3	4
Customer contracts and related relationships	2	3
Order backlog	1	2
Trade names	8	8
Other	8	9

8. Net Income Per Share

	Fiscal Year
	2022	2021	2020

	(In millions, except per share data)
Numerator:
Income from continuing operations	$11,495	$6,736	$2,961
Dividends on preferred stock	(272)	(299)	(297)
Income from continuing operations attributable to common stock	11,223	6,437	2,664
Loss from discontinued operations, net of income taxes, attributable to common stock	—	—	(1)
Net income attributable to common stock	$11,223	$6,437	$2,663

Denominator:
Weighted-average shares outstanding - basic	409	410	402
Dilutive effect of equity awards	14	19	19
Weighted-average shares outstanding - diluted	423	429	421

Net income per share attributable to common stock:
Basic	$27.44	$15.70	$6.62
Diluted	$26.53	$15.00	$6.33
For fiscal years 2022, 2021 and 2020, diluted net income per share excluded the potentially dilutive effect of 10 million, 12 million and 12 million shares of common stock, respectively, issuable upon the conversion of Mandatory Convertible Preferred Stock, as defined in Note 11. “Stockholders’ Equity,” as their effect was antidilutive.
9. Retirement Plans
Defined Benefit Pension Plans
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
Net Periodic Benefit Cost

	Fiscal Year
	2022	2021	2020

	(In millions)
Service cost	$8	$11	$12
Interest cost	39	39	45
Expected return on plan assets	(39)	(40)	(46)
Other	1	1	(3)
Net periodic benefit cost	$9	$11	$8

Net actuarial (gain) loss	$(17)	$8	$(28)
The components of net periodic benefit cost other than the service cost are included in other income (expense), net. Service cost is recognized in operating expenses.

Benefit Obligations and Plan Assets

	October 30, 2022	October 31, 2021

	(In millions)
Change in plan assets:
Fair value of plan assets — beginning of period	$1,521	$1,593
Actual return on plan assets	(279)	20
Employer contributions	10	9
Plan participants’ contributions	1	—
Payments from plan assets	(95)	(102)
Foreign currency impact	2	1
Fair value of plan assets — end of period	1,160	1,521
Change in benefit obligations:
Benefit obligations — beginning of period	1,526	1,588
Service cost	8	11
Interest cost	39	39
Actuarial gain (a)	(336)	(11)
Plan participants' contributions	1	—
Benefit payments	(95)	(102)
Curtailments	—	(1)
Foreign currency impact	—	2
Benefit obligations — end of period	1,143	1,526

Overfunded (underfunded) status of benefit obligations (b)	$17	$(5)

Actuarial losses and prior service costs recognized in accumulated other comprehensive loss, net of taxes	$(82)	$(100)
_______________________________
(a)The actuarial gain in fiscal year 2022 was primarily due to an increase in discount rates experienced by the majority of our plans.
(b)Substantially all amounts recognized on the consolidated balance sheets were recorded in other long-term assets and other long-term liabilities for all periods presented.
Plans with benefit obligations in excess of plan assets:

	October 30, 2022	October 31, 2021

	(In millions)
Projected benefit obligations	$71	$83
Accumulated benefit obligations	$55	$65
Fair value of plan assets	$12	$13
Plans with benefit obligations less than plan assets:

	October 30, 2022	October 31, 2021

	(In millions)
Projected benefit obligations	$1,072	$1,443
Accumulated benefit obligations	$1,070	$1,442
Fair value of plan assets	$1,148	$1,508

The fair value of pension plan assets as of October 30, 2022 and October 31, 2021 included $184 million and $174 million, respectively, of assets for our non-U.S. pension plans.
The projected benefit obligations as of October 30, 2022 and October 31, 2021 included $185 million and $217 million, respectively, of obligations related to our non-U.S. pension plans. The accumulated benefit obligations as of October 30, 2022 and October 31, 2021 included $168 million and $199 million, respectively, of obligations related to our non-U.S. pension plans.
Expected Future Benefit Payments

Fiscal Years:	Expected Benefit Payments

(In millions)
2023	$95
2024	$95
2025	$94
2026	$94
2027	$93
2028-2032	$444
Investment Policy
Plan assets of the U.S. qualified pension plan, which represent substantially all of the plan assets, are generally invested in funds held by third-party fund managers. Our benefit plan investment committee has set the investment strategy to fully match the liability. We direct the overall portfolio allocation and use a third-party investment consultant that has the discretion to structure portfolios and select the investment managers within those allocation parameters. Multiple investment managers are utilized, including both active and passive management approaches. The plan assets are invested using the liability-driven investment strategy intended to minimize market and interest rate risks, and those assets are periodically rebalanced toward asset allocation targets.
The target asset allocation for the U.S. qualified pension plan reflects a risk/return profile that we believe is appropriate relative to the liability structure and return goals for the plan. We periodically review the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. For both fiscal years 2022 and 2021, 100% of the U.S. qualified pension plan assets were allocated to fixed income, in line with the target allocation. The fixed income allocation is primarily directed toward long-term core bond investments, with smaller allocations to Treasury Inflation-Protected Securities and high-yield bonds.

Fair Value Measurement of Plan Assets

	October 30, 2022
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Total

	(In millions)
Cash equivalents	$19	(a)	$—		$19
Equity securities:
Non-U.S. equity securities	46	(b)	—		46
Fixed-income securities:
U.S. treasuries	—		147	(c)	147
Corporate bonds	—		901	(c)	901
Municipal bonds	—		20	(c)	20
Government bonds	—		25	(c)	25
Asset-backed securities	—		2	(c)	2
Total plan assets	$65		$1,095		$1,160

	October 31, 2021
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Total

	(In millions)
Cash equivalents	$24	(a)	$—		$24
Equity securities:
Non-U.S. equity securities	28	(b)	—		28
Fixed-income securities:
U.S. treasuries	—		186	(c)	186
Corporate bonds	—		1,222	(c)	1,222
Municipal bonds	—		24	(c)	24
Government bonds	—		34	(c)	34
Asset-backed securities	—		3	(c)	3
Total plan assets	$52		$1,469		$1,521
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
Assumptions
The assumptions used to determine the benefit obligations and net periodic benefit cost for our defined benefit pension plans are presented in the table below. The expected long-term return on assets shown in the table below represents an estimate of long-term returns on investment portfolios primarily consisting of combinations of debt, equity and other investments, depending on the plan. The long-term rates of return are then weighted based on the asset classes in which the pension funds are invested. Discount rates reflect the current rate at which defined benefit pension obligations could be settled based on the measurement dates of the plans, which is October 31, the month end closest to our fiscal year end. The range of assumptions reflects the different economic environments within various countries.

	Assumptions for Benefit Obligations as of		Assumptions for Net Periodic Benefit Cost Fiscal Year
	October 30, 2022	October 31, 2021	2022	2021	2020
Discount rate	1.25%-7.25%	0.75%-6.50%	0.75%-6.50%	0.61%-6.54%	0.47%-7.00%
Average increase in compensation levels	2.00%-10.00%	2.00%-10.00%	2.00%-10.00%	2.00%-10.00%	2.00%-10.00%
Expected long-term return on assets	N/A	N/A	1.50%-7.25%	1.00%-8.00%	1.50%-7.80%
Defined Contribution Plans
Our eligible U.S. employees participate in a company-sponsored 401(k) plan. Under the plan, we match employee contributions dollar for dollar up to 6% of their eligible earnings. All matching contributions vest immediately. During fiscal years 2022, 2021 and 2020, we made contributions of $96 million, $94 million and $99 million, respectively, to the 401(k) plan.
In addition, other eligible employees outside of the U.S. receive retirement benefits under various defined contribution retirement plans.

10. Borrowings

	Effective Interest Rate	October 30, 2022	October 31, 2021

	(In millions, except percentages)
April 2022 Senior Notes - fixed rate
4.000% notes due April 2029	4.17%	$750	$—
4.150% notes due April 2032	4.30%	1,200	—
4.926% notes due May 2037	5.33%	2,500	—
		4,450	—
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%	3,250	3,250
3.187% notes due November 2036	4.79%	2,750	2,750
		6,000	6,000
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	1,118	1,965
		1,870	2,717
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	105	105
3.150% notes due November 2025	3.29%	900	900
4.150% notes due November 2030	4.27%	1,856	2,679
4.300% notes due November 2032	4.39%	2,000	2,000
		4,861	5,684
April 2020 Senior Notes - fixed rate
4.700% notes due April 2025	4.88%	—	1,020
5.000% notes due April 2030	5.18%	606	1,086
		606	2,106
April 2019 Senior Notes - fixed rate
3.625% notes due October 2024	3.98%	622	622
4.250% notes due April 2026	4.54%	—	944
4.750% notes due April 2029	4.95%	1,655	1,958
		2,277	3,524
2017 Senior Notes - fixed rate
3.000% notes due January 2022	3.21%	—	255
2.650% notes due January 2023	2.78%	260	260
3.625% notes due January 2024	3.74%	829	829

	Effective Interest Rate	October 30, 2022	October 31, 2021

	(In millions, except percentages)
3.125% notes due January 2025	3.23%	495	495
3.875% notes due January 2027	4.02%	2,922	2,922
3.500% notes due January 2028	3.60%	777	777
		5,283	5,538
Assumed CA Senior Notes - fixed rate
4.500% notes due August 2023	4.10%	143	143
4.700% notes due March 2027	5.15%	215	265
		358	408
Other senior notes - fixed rate
2.500% notes due August 2022	2.59%	—	9
3.500% notes due August 2024	3.55%	7	7
4.500% notes due August 2034	4.55%	6	6
		13	22

Total principal amount outstanding		$41,218	$41,499

Current portion of principal amount outstanding		$403	$264
Short-term finance lease liabilities		37	26
Total current portion of long-term debt		$440	$290

Non-current portion of principal amount outstanding		$40,815	$41,235
Long-term finance lease liabilities		22	39
Unamortized discount and issuance costs		(1,762)	(1,834)
Total long-term debt		$39,075	$39,440
The senior notes are recorded net of discount and issuance costs, which are amortized to interest expense over the respective terms of such senior notes.
April 2022 Senior Notes
In April 2022, we issued $750 million of 4.000% senior unsecured notes due April 2029 and $1,200 million of 4.150% senior unsecured notes due April 2032. Using the net proceeds, we redeemed the outstanding balance of $1,020 million of our 4.700% notes due 2025 and $944 million of our 4.250% notes due 2026. As a result of these redemptions, we incurred premiums of $85 million and wrote off $15 million of unamortized discount and issuance costs, both of which were included in interest expense.
In April 2022, we issued $2,500 million of 4.926% senior unsecured notes due May 2037 in exchange for $2,502 million of certain of our outstanding notes maturing between 2027 and 2030. As a result of this exchange, we paid premiums of $47 million, which were included in unamortized discount and issuance costs. The 4.926% notes due 2037, the 4.000% notes due 2029 and the 4.150% notes due 2032 are collectively referred as the “April 2022 Senior Notes.”
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
September 2021 Senior Notes
In September 2021, we completed our private offers to exchange $6.0 billion of certain of our outstanding notes maturing between 2025 and 2030 for $3,250 million of 3.137% senior unsecured notes due November 2035 and $2,750 million of 3.187% senior unsecured notes due November 2036 (collectively, the “September 2021 Senior Notes”). As a result of this exchange, we paid premiums of $762 million, which were included in unamortized discount and issuance costs. We may redeem or purchase, in whole or in part, any of the September 2021 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the September 2021 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest.
March 2021 Senior Notes
In March 2021, we completed our private offers to exchange $5.5 billion of certain of our outstanding notes maturing between 2024 and 2027 (the “March 2021 Exchange Offer”) for $2,250 million of 3.419% senior unsecured notes due April 2033 and $3,250 million of 3.469% senior unsecured notes due April 2034 (collectively, the “March 2021 Senior Notes”). As a result of this exchange, we paid premiums of $581 million, which were included in unamortized discount and issuance costs. We may redeem or purchase, in whole or in part, any of the March 2021 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the March 2021 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest.
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
January 2021 Credit Agreement
In January 2021, we entered into a credit agreement (the “January 2021 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility (the “Revolving Facility”), of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under the Revolving Facility for revolving loans. Subject to the terms of the January 2021 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the January 2021 Credit Agreement. In connection with the January 2021 Credit Agreement, we terminated the credit agreement entered into on May 7, 2019 (the “May 2019 Credit Agreement”), which provided for a five-year $5 billion unsecured revolving credit facility, and the November 2019 Credit Agreement. We had no borrowings outstanding under the Revolving Facility at either October 30, 2022 or October 31, 2021.
June 2020 Senior Notes
In June 2020, we completed our private offers to exchange $3,742 million of certain series of our outstanding notes maturing between 2021 and 2024 for $1,695 million of senior notes due 2026 and $2,222 million of senior notes due 2028 (collectively, the “June 2020 Senior Notes”). As a result of this exchange, we paid premiums of $177 million, which were included in unamortized discount and issuance costs. We may redeem or purchase, in whole or in part, any of the June 2020 Senior Notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indenture governing the June 2020 Senior Notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest.
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
The net proceeds from this issuance, together with the remaining net proceeds from the issuance of the April 2020 Senior Notes, as defined below, were used to repay an aggregate of $5,424 million of term loans outstanding under the November 2019 Credit Agreement, consisting of repayments of $2,712 million of each of our unsecured term A-3 and A-5 facilities and $3 billion of borrowings outstanding under the unsecured revolving credit facility provided by the May 2019 Credit Agreement. During fiscal year 2020, we wrote off $60 million of unamortized discount and issuance costs as a result of repayments of term loans outstanding under the November 2019 Credit Agreement, which were included in interest expense.
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
Pursuant to a cash tender offer that we completed in April 2020, we repurchased certain of outstanding notes maturing between 2021 and 2022 with the net proceeds from the April 2020 Senior Notes. As a result of these repurchases, we incurred premiums of $78 million and wrote off $15 million of unamortized discount and issuance costs, both of which were included in interest expense.
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
Commercial Paper
    In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under our revolving credit facility. We had no Commercial Paper outstanding at either October 30, 2022 or October 31, 2021.
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

Assumed CA Senior Notes
In connection with our acquisition of CA, Inc. (“CA”) during fiscal year 2019, we assumed $2.25 billion of CA’s outstanding senior unsecured notes (the “Assumed CA Senior Notes”). CA remains the sole obligor under the Assumed CA Senior Notes. We may redeem all or a portion of the Assumed CA Senior Notes at any time, subject to a specified make-whole premium as set forth with the indenture governing the Assumed CA Senior Notes. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes plus accrued and unpaid interest.
Fair Value of Debt
As of October 30, 2022, the estimated aggregate fair value of our debt was $33,014 million. The fair value of our senior notes was determined using quoted prices from less active markets. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of October 30, 2022 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2023	$403
2024	1,563
2025	495
2026	1,652
2027	3,137
Thereafter	33,968
Total	$41,218
    As of October 30, 2022 and October 31, 2021, we were in compliance with all debt covenants.
11. Stockholders’ Equity
Mandatory Convertible Preferred Stock
On September 30, 2019, we completed an offering of approximately 4 million shares of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share (“Mandatory Convertible Preferred Stock”), which generated net proceeds of approximately $3,679 million and would automatically convert into shares of our common stock on September 30, 2022. At any time prior to September 30, 2022, holders could elect to convert each share of Mandatory Convertible Preferred Stock at the then minimum conversion rate. The conversion rates were subject to anti-dilution adjustments.
The holders of Mandatory Convertible Preferred Stock were entitled to receive, when, as and if declared by our Board of Directors, or an authorized committee thereof, out of funds legally available for payment, cumulative dividends at the annual rate of 8.00% of the liquidation preference of $1,000 per share (equivalent to $80 annually per share), payable in cash or, subject to certain limitations, by delivery of shares of our common stock or any combination of cash and shares of our common stock, at our election; provided, however, that any undeclared and unpaid dividends will continue to accumulate.
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
During fiscal year 2022, outstanding shares of our Mandatory Convertible Preferred Stock converted into an aggregate of approximately 12 million shares of our common stock at conversion rates ranging between 3.0894 and 3.1149 common shares per share of Mandatory Convertible Preferred Stock. We paid cash in lieu of fractional shares of common stock upon conversion.
As of October 31, 2021, we recognized $27 million of accrued preferred stock dividends, which was presented as temporary equity on our consolidated balance sheet.

Cash Dividends Declared and Paid

	Fiscal Year
	2022	2021	2020

	(In millions, except per share data)
Dividends per share to common stockholders	$16.40	$14.40	$13.00
Dividends to common stockholders	$6,733	$5,913	$5,235
Dividends per share to preferred stockholders	$80.00	$80.00	$80.00
Dividends to preferred stockholders	$299	$299	$299
Stock Repurchase Program
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time on or prior to December 31, 2022. During fiscal year 2022, we repurchased and retired approximately 12 million shares of our common stock for $7 billion under this stock repurchase program.
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
Equity Incentive Award Plan
2012 Plan
In connection with the acquisition of BRCM, we assumed the BRCM 2012 Stock Incentive Plan (the “Original 2012 Plan”) and outstanding unvested RSUs originally granted by BRCM under the Original 2012 Plan that were held by continuing employees. During the second quarter of fiscal year 2021, our stockholders approved the amendment and restatement of the Original 2012 Plan, now called Broadcom Inc. 2012 Stock Incentive Plan (the “Amended 2012 Plan”). Under the Amended 2012 Plan, we may grant to employees stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant, restricted stock awards and RSUs. No participant may be granted such awards for more than an aggregate of 4 million shares in any fiscal year. Equity awards granted under the Amended 2012 Plan generally vest over four years. The Amended 2012 Plan reduced the number of shares available for new equity award grants to 20 million shares and removed the annual share replenishment provision provided under the Original 2012 Plan. Awards cancelled or forfeited and shares withheld to satisfy tax withholding obligations become available for future issuance. As of October 30, 2022, 21 million shares remained available for issuance under the Amended 2012 Plan.
We may grant market-based RSUs with both a service condition and a market condition as part of our equity compensation programs. The market-based RSUs generally vest over four years, subject to satisfaction of market conditions. During fiscal years 2022, 2021 and 2020, we granted market-based RSUs under which grantees may receive the number of shares ranging from 0% to 300% of the original grant at vesting based upon the total stockholder return (“TSR”) on our common stock on an absolute basis and as compared to the TSR of an index group of companies.
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

Stock-Based Compensation Expense

	Fiscal Year
	2022	2021	2020

	(In millions)
Cost of products sold	$65	$78	$109
Cost of subscriptions and services	82	65	50
Research and development	1,048	1,199	1,419
Selling, general and administrative	338	362	398
Total stock-based compensation expense	$1,533	$1,704	$1,976

Estimated income tax benefits for stock-based compensation	$255	$283	$345
Excess income tax benefits for stock-based awards exercised or released	$375	$310	$147
We have assumed an annualized forfeiture rate for RSUs of 5%. We will recognize additional expense if actual forfeitures are lower than we estimated, and will recognize a benefit if actual forfeitures are higher than we estimated.
During the first quarter of fiscal year 2019, the Compensation Committee of our Board of Directors approved a broad-based program of multi-year equity grants of time- and market-based RSUs (the “Multi-Year Equity Awards”) in lieu of our annual employee equity awards historically granted on March 15 of each year. Each Multi-Year Equity Award vests on the same basis as four annual grants made March 15 of each year, beginning in fiscal year 2019, with successive four-year vesting periods. Stock-based compensation expense related to the Multi-Year Equity Awards was $794 million, $816 million and $902 million for fiscal years 2022, 2021 and 2020, respectively.
As of October 30, 2022, the total unrecognized compensation cost related to unvested stock-based awards was $2,704 million, which is expected to be recognized over the remaining weighted-average service period of 2.7 years.
The following table summarizes the weighted-average assumptions utilized to calculate the fair value of market-based awards granted in the periods presented:

	Fiscal Year
	2022	2021	2020
Risk-free interest rate	1.4%	0.3%	1.2%
Dividend yield	2.7%	3.0%	4.7%
Volatility	37.1%	39.0%	31.2%
Expected term (in years)	3.4	3.4	4.0
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
The expected term was commensurate with the awards’ contractual terms.

Restricted Stock Unit Awards
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 3, 2019	40	$188.52
Granted	3	$252.36
Vested	(8)	$210.84
Forfeited	(3)	$198.17
Balance as of November 1, 2020	32	$188.35
Granted	2	$408.69
Vested	(8)	$214.15
Forfeited	(3)	$189.84
Balance as of October 31, 2021	23	$200.38
Granted	3	$527.69
Vested	(7)	$225.52
Forfeited	(1)	$242.82
Balance as of October 30, 2022	18	$238.49
The aggregate fair value of time- and market-based RSUs that vested in fiscal years 2022, 2021 and 2020 was $4,207 million, $3,715 million, and $2,254 million, respectively, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
Stock Option Awards
As of October 30, 2022, our stock options outstanding were not material. The aggregate intrinsic value of stock options exercised in fiscal years 2022, 2021 and 2020 was $3 million, $339 million, and $917 million, respectively.
12. Income Taxes
The components of income from continuing operations before income taxes by U.S. and foreign jurisdictions were as follows:

	Fiscal Year
	2022	2021	2020

	(In millions)
Domestic loss	$(2,020)	$(3,103)	$(4,221)
Foreign income	14,454	9,868	6,664
Income from continuing operations before income taxes	$12,434	$6,765	$2,443

The components of the provision for and benefit from income taxes were as follows:

	Fiscal Year
	2022	2021	2020

	(In millions)
Current tax expense:
Federal	$174	$446	$7
State	48	46	51
Foreign	762	534	506
Total	984	1,026	564
Deferred tax expense (benefit from):
Federal	68	(876)	(627)
State	(15)	(114)	(161)
Foreign	(98)	(7)	(294)
Total	(45)	(997)	(1,082)
Total provision for (benefit from) income taxes	$939	$29	$(518)
The following is a reconciliation of our effective tax rate to the statutory federal tax rate:

	Fiscal Year
	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
State, net of federal benefit	0.2	(0.8)	(3.6)
Foreign income taxed at different rates	(19.1)	(22.8)	(48.6)
Deemed inclusion of foreign earnings	9.4	12.7	23.3
Foreign-derived intangible income deduction	—	(3.1)	(1.5)
Deferred taxes on unremitted foreign earnings	0.1	(0.7)	(1.1)
Excess tax benefits from stock-based compensation	(3.0)	(4.6)	(6.0)
Research and development credit	(1.4)	(2.3)	(4.3)
Other, net	0.3	1.0	(0.4)
Effective tax rate on income before income taxes	7.5%	0.4%	(21.2)%
The increase in provision for income taxes in fiscal year 2022 compared to fiscal year 2021 was primarily due to higher income from continuing operations.
The provision for income taxes in fiscal year 2021 compared to the benefit from income taxes in fiscal year 2020 was primarily due to higher income from continuing operations, offset in part by higher excess tax benefits from stock-based awards. The benefit from income taxes in fiscal year 2020 was primarily due to jurisdictional mix of income and expenses, discrete benefits from the remeasurement of certain deferred tax assets and liabilities in a foreign jurisdiction, and excess tax benefits from stock-based awards.
Our tax incentives from the Singapore Economic Development Board provide that any qualifying income earned in Singapore is subject to tax incentives or reduced rates of Singapore income tax, subject to our compliance with the conditions specified in these incentives and legislative developments. These Singapore tax incentives are expected to expire in November 2025.
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
Before taking into consideration the effects of the U.S. Tax Cuts and Jobs Act and other indirect tax impacts, the effect of these tax incentives and tax holiday was to decrease the provision for income taxes by approximately $1,821 million and $1,156 million for fiscal years 2022 and 2021, respectively, and increase the benefit from income taxes by approximately $833 million for fiscal year 2020.

Significant components of our deferred tax assets and liabilities consisted of the following:

	October 30, 2022	October 31, 2021

	(In millions)
Deferred income tax assets:
Net operating loss, credit and other carryforwards	$1,808	$1,774
Deferred revenue	645	1,332
Employee stock awards	183	192
Other deferred income tax assets	499	446
Gross deferred income tax assets	3,135	3,744
Less: valuation allowance	(1,777)	(1,782)
Deferred income tax assets	1,358	1,962
Deferred income tax liabilities:
Depreciation and amortization	341	847
Unamortized discount and issuance costs	322	374
Foreign earnings not indefinitely reinvested	86	73
Other deferred income tax liabilities	36	—
Deferred income tax liabilities	785	1,294

Net deferred income tax assets	$573	$668
We continue to indefinitely reinvest $2,112 million of certain accumulated foreign earnings. The unrecognized deferred income tax liability related to these earnings is estimated to be $222 million. All other current and future earnings of all our foreign subsidiaries are not considered permanently reinvested.
As of October 30, 2022, we had tax effected U.S. state net operating loss carryforwards of $200 million and foreign net operating loss carryforwards of $190 million, all of which expire in various years beginning fiscal year 2023. We had $1,334 million of state research and development tax credits which begin to expire in fiscal year 2023. We have provided a valuation allowance on substantially all state tax credits and state and foreign net operating loss carryforwards as we do not expect them to be realized.
Uncertain Tax Positions
The following table reconciles the beginning and ending balance of gross unrecognized tax benefits:

	Fiscal Year
	2022	2021	2020

	(In millions)
Beginning balance	$5,030	$4,748	$4,422
Lapses of statutes of limitations	(50)	(58)	(95)
Increases in balances related to tax positions taken during prior periods (including those related to acquisitions made during the year)	—	41	98
Decreases in balances related to tax positions taken during prior periods	(113)	—	(14)
Increases in balances related to tax positions taken during current period	288	337	379
Decreases in balances related to settlements with taxing authorities	(38)	(38)	(42)
Ending balance	$5,117	$5,030	$4,748
We recognize interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes. Accrued interest and penalties were included within other long-term liabilities. During fiscal years 2022 and 2021, we recognized interest and penalties of $25 million and $46 million, respectively, within the provision for income taxes. During fiscal year 2020, we recognized interest and penalties of $37 million within the benefit from income taxes. As of October 30, 2022 and October 31, 2021, the combined amount of cumulative accrued interest and penalties was approximately $411 million and $386 million, respectively.

As of October 30, 2022 and October 31, 2021, approximately $5,528 million and $5,416 million, respectively, of the unrecognized tax benefits and accrued interest and penalties would, if recognized, benefit our effective income tax rate. We are subject to U.S. income tax examination for fiscal years 2015 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside of the U.S. for fiscal years 2008 and later. It is possible that our existing unrecognized tax benefits may change up to $163 million as a result of lapses of the statute of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.
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
Semiconductor solutions. We provide semiconductor solutions for managing the movement of data in data center, service provider, enterprise and embedded networking applications. We provide a broad variety of radio frequency semiconductor devices, wireless connectivity solutions, custom touch controllers, and inductive charging solutions for mobile applications. We also provide semiconductor solutions for enabling the set-top box and broadband access markets and for enabling secure movement of digital data to and from host machines, such as servers, personal computers and storage systems, to the underlying storage devices, such as hard disk drives and solid state drives. We also provide a broad variety of products for the general industrial and automotive markets. Our semiconductor solutions segment also includes our IP licensing.
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
Our CODM assesses the performance of each segment and allocates resources to each segment based on net revenue and operating results and does not evaluate each segment using discrete asset information. Operating results by segment include items that are directly attributable to each segment and also include shared expenses such as marketing, general and administrative activities, facilities and information technology (“IT”) expenses. Shared expenses are primarily allocated based on revenue, headcount or evenly between the segments.
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

	Fiscal Year
	2022	2021	2020

	(In millions)
Net revenue:
Semiconductor solutions	$25,818	$20,383	$17,267
Infrastructure software	7,385	7,067	6,621
Total net revenue	$33,203	$27,450	$23,888

Operating income:
Semiconductor solutions	$15,075	$10,976	$8,576
Infrastructure software	5,219	4,936	4,363
Unallocated expenses	(6,069)	(7,393)	(8,925)
Total operating income	$14,225	$8,519	$4,014
Geographic Information
Net revenue by country is based primarily on the geographic shipment or delivery location as specified by the distributors, OEMs, contract manufacturers, channel partners, or software customers who purchased our products or services. For the majority of our products, title and control transfer to our customers in Penang, Malaysia. The products are then transported to the customer specific locations. Net revenue from the United States for fiscal years 2022, 2021 and 2020 was $5,915 million, $5,285 million and $4,778 million, respectively. Net revenue from China (including Hong Kong) for fiscal years 2022, 2021 and 2020 was $11,637 million, $9,752 million and $7,808 million, respectively. Net revenue from Singapore for fiscal years 2022 and 2021 was $4,003 million and $2,754 million, respectively (the amount was less than 10% for fiscal year 2020). Net revenue from other foreign countries for fiscal years 2022, 2021 and 2020 was $11,648 million, $9,659 million and $11,302 million, respectively. These geographic delivery locations are not necessarily indicative of the geographic location of our end customers or the country in which our end customers sell devices containing our products. For example, we believe a substantial portion of our products shipped or delivered to China (including Hong Kong) is included in devices sold by our end customers in the United States and Europe.
Long-lived assets include property, plant and equipment and are based on the physical location of the assets.

	October 30, 2022	October 31, 2021

	(In millions)
Long-lived assets:
United States	$1,441	$1,540
Taiwan	318	313
Other	464	495
Total long-lived assets	$2,223	$2,348
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors and channel partners globally. Two customers accounted for 15% and 11% of our net accounts receivable balance as of October 30, 2022. No customer accounted for more than 10% of our net accounts receivable balance as of October 31, 2021. During fiscal years 2022, 2021 and 2020, one customer accounted for 20%, 18% and 13% of our net revenue, respectively. Revenue from this customer was included in our semiconductor solutions segment.

14. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of October 30, 2022:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments
	(In millions)
2023	$199	$304
2024	211	261
2025	90	147
2026	11	162
2027	7	112
Thereafter	7	447
Total	$525	$1,433
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at October 30, 2022, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,229 million of unrecognized tax benefits and accrued interest and penalties classified within other long-term liabilities on our consolidated balance sheet as of October 30, 2022 have been excluded from the table above.
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
Lawsuits Relating to California Institute of Technology
California Institute of Technology ("Caltech") filed a complaint against Broadcom and Apple Inc. on May 26, 2016 in the United States District Court for the Central District of California (the “U.S. Central District Court”), and an amended complaint adding Cypress Semiconductor Corporation as a defendant on August 15, 2016. The amended complaint alleged that chips that support certain error correction codes as specified in IEEE Standards 802.11n and 802.11ac willfully infringed four patents related to error correction coding: U.S. Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833 (“’833 patent”). Prior to trial, Caltech dismissed its claims against Cypress and withdrew its infringement allegations as to ‘833 patent. The complaint sought a preliminary and permanent injunction, damages, pre- and post-judgment interest, as well as attorneys’ fees, costs, and expenses. The trial was held in January 2020, and on January 29, 2020, the jury issued its verdict finding infringement and awarding Caltech past damages of $270.2 million from Broadcom and $837.8 million from Apple, for which Apple is seeking indemnification from Broadcom. On August 3, 2020, the U.S. Central District Court issued its judgment, awarding Caltech past damages in the amounts awarded by the jury, as well as pre- and post-judgment interest. Additionally, the U.S. Central District Court awarded Caltech an unspecified amount of ongoing royalties to be determined after the anticipated appeals process is resolved. Neither the jury nor the U.S. Central District Court found willful infringement, which if it had, could have resulted in enhanced damages up to three times the amount awarded. Broadcom and Apple appealed to the United States Court of

Appeals for the Federal Circuit (the “Federal Circuit Court”). In February 2022, the Federal Circuit Court affirmed infringement of two patents, both of which expired in August 2020, but it did not address all issues and ordered a new trial on damages and on the infringement of the 7,916,781 patent, which also expired in August 2020. In May 2022, the Federal Circuit Court denied the petition for rehearing filed by Broadcom and Apple, and remanded the case to the U.S. Central District Court. Subsequently, Caltech withdrew its infringement allegations as to the 7,916,781 patent.
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
15. Restructuring, Impairment and Disposal Charges
Restructuring Charges
From time to time, we initiate cost reduction activities to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. We recognized charges of $55 million, $149 million and $233 million during fiscal years 2022, 2021 and 2020, respectively. These charges were primarily recognized in operating expenses.

The following table summarizes the significant activities within, and components of, the restructuring liabilities:

	Employee Termination Costs	Other Exit Costs(a)	Total

	(In millions)
Balance as of November 3, 2019	$69	$39	$108
Restructuring charges(b)	186	47	233
Utilization	(221)	(50)	(271)
Effect of adoption of Topic 842(c)	—	(36)	(36)
Balance as of November 1, 2020	34	—	34
Restructuring charges	100	13	113
Utilization	(130)	(13)	(143)
Balance as of October 31, 2021	4	—	4
Restructuring charges	24	6	30
Utilization	(24)	(4)	(28)
Balance as of October 30, 2022	$4	$2	$6
______________________________
(a)Included $30 million of restructuring expense related to the write-down of certain lease-related ROU assets and other lease-related charges during fiscal year 2020.
(b)Included $19 million of restructuring expense related to discontinued operations recognized during fiscal year 2020, which was included in loss from discontinued operations.
(c)Upon adoption of Topic 842, certain restructuring lease liabilities were required to be recognized as a reduction to the corresponding ROU assets.
Restructuring, impairment and disposal charges in our consolidated statement of operations for the fiscal years 2022 and 2021 included $25 million and $36 million, respectively, for the write-down of certain lease-related ROU assets and other lease-related charges. As of each October 30, 2022 and October 31, 2021, short-term and long-term lease liabilities included $52 million of liabilities related to restructuring activities.
Impairment and Disposal Charges
During fiscal years 2022, 2021 and 2020, impairment and disposal charges of $7 million, $16 million and $19 million, respectively, primarily related to leasehold improvements.
16. Subsequent Events
Cash Dividends Declared
On December 6, 2022, our Board of Directors declared a quarterly cash dividend of $4.60 per share on our common stock, payable on December 30, 2022 to stockholders of record on December 20, 2022.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions to Allowances	Charges Utilized/ Write-offs	Balance at End of Period

	(In millions)
Accounts receivable allowances:
Distributor credit allowances (1)
Fiscal year ended October 30, 2022	$128	$484	$(487)	$125
Fiscal year ended October 31, 2021	$149	$756	$(777)	$128
Fiscal year ended November 1, 2020	$153	$696	$(700)	$149

Other accounts receivable allowances (2)
Fiscal year ended October 30, 2022	$2	$10	$(11)	$1
Fiscal year ended October 31, 2021	$28	$14	$(40)	$2
Fiscal year ended November 1, 2020	$38	$84	$(94)	$28

Income tax valuation allowances:
Fiscal year ended October 30, 2022	$1,782	$118	$(123)	$1,777
Fiscal year ended October 31, 2021	$1,707	$121	$(46)	$1,782
Fiscal year ended November 1, 2020	$1,563	$149	$(5)	$1,707
________________________________
(1)Distributor credit allowances relate to price adjustments and other allowances.
(2)Other accounts receivable allowances primarily include sales returns and allowance for doubtful accounts.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of October 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 30, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Our management assessed the effectiveness of our internal control over financial reporting as of October 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of October 30, 2022, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting, as of October 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended October 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices globally due to the COVID-19 pandemic, resulting in some of our employees working remotely, this has not meaningfully affected our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
ITEM 9B.OTHER INFORMATION
None.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from sections entitled “Board of Directors,” “Corporate Governance” and “Proposal 1 — Election of Directors” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders. Our executive officers are listed at the end of Item 1 of this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from sections entitled “Board of Directors — Director Compensation,” “Board of Directors — Board Committees — Compensation Committee  — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from sections entitled “Stockholder Information — Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from sections entitled “Board of Directors” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:
1. Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:
2. Financial Statement Schedules
The financial statement schedule of the Registrant and its subsidiaries for fiscal years 2022, 2021 and 2020 required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K:

Page
Schedule II - Valuation and Qualifying Accounts	89
Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.
3. Exhibits
The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Incorporated by Reference
Exhibit Number	Description	Form (File No.)	Filing Date	Filed Herewith
2.1#	Agreement and Plan of Merger, dated as of July 11, 2018, by and among Broadcom Inc., Collie Acquisition Corp. and CA, Inc.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	July 12, 2018
2.2#	Asset Purchase Agreement, dated August 8, 2019, by and between Broadcom Inc. and Symantec Corporation.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	August 9, 2019
2.3#	APA Letter Agreement, dated as of October 1, 2020, by and between Broadcom Inc. and NortonLifeLock Inc.	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 18, 2020
2.4
Agreement and Plan of Merger, dated as of May 26, 2022, by and among Broadcom Inc., VMware, Inc., Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 26, 2022
3.1	Amended and Restated Certificate of Incorporation.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No.001-38449)	April 4, 2018

Incorporated by Reference
Exhibit Number	Description	Form (File No.)	Filing Date	Filed Herewith
3.2	Certificate of Designation of the 8.00% Mandatory Convertible Preferred Stock, Series A.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2019
3.3	Amended and Restated Bylaws.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
4.1	Form of Common Stock Certificate.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 14, 2018
4.2	Form of Certificate of the 8.00% Mandatory Convertible Preferred Stock, Series A (included in the Exhibit 3.2).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2019
4.3	Description of Common Stock.	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 20, 2019
4.4	Description of 8.00% Mandatory Convertible Preferred Stock, Series A.	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 20, 2019
4.5
Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.6	Supplement Indenture to the January 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2018
4.7	Second Supplement Indenture to the January 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 25, 2019
4.8	Form of 3.000% Senior Notes due 2022 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.9	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.10	Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.11	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.12	Supplemental Indenture to October 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2018

Incorporated by Reference
Exhibit Number	Description	Form (File No.)	Filing Date	Filed Herewith
4.13	Second Supplemental Indenture to October 2017 Indenture, dates as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 25, 2019
4.14	Form of 2.650% Senior Notes due 2023 (included in Exhibit 4.11).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.15	Form of 3.125% Senior Notes due 2025 (included in Exhibit 4.11).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.16	Form of 3.500% Senior Notes due 2028 (included in Exhibit 4.11).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
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
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2020
4.22	Form of 4.700% Senior Notes due 2025 (included in Exhibit 4.21).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2020
4.23	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.21).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2020
4.24	Indenture, dated as of May 8, 2020, by and among the Company, as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.25	Form of 2.250% Senior Notes due 2023 (included in Exhibit 4.24).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020

Incorporated by Reference
Exhibit Number	Description	Form (File No.)	Filing Date	Filed Herewith
4.26	Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.24).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.27	Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.24).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.28	Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.24).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.29	Indenture, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 21, 2020
4.30	Form of 3.459% Senior Notes due 2026 (included in Exhibit 4.29).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 21, 2020
4.31	Form of 4.110% Senior Notes due 2028 (included in Exhibit 4.29).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 21, 2020
4.32	Indenture, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.33	Form of 1.950% Senior Notes due 2028 (included in Exhibit 4.32).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.34	Form of 2.450% Senior Notes due 2031 (included in Exhibit 4.32).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.35	Form of 2.600% Senior Notes due 2033 (included in Exhibit 4.32).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.36	Form of 3.500% Senior Notes due 2041 (included in Exhibit 4.32).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.37	Form of 3.750% Senior Notes due 2051 (included in Exhibit 4.32).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.38
Registration Rights Agreement, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., and Truist Securities, Inc., as representatives of the several initial purchasers of the January 2021 Senior Notes.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021

Incorporated by Reference
Exhibit Number	Description	Form (File No.)	Filing Date	Filed Herewith
4.39	Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.40	Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.39).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.41	Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.39).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
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
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 15, 2022
4.51	Indenture, dated April 18, 2022, between the Company and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 18, 2022

Incorporated by Reference
Exhibit Number	Description	Form (File No.)	Filing Date	Filed Herewith
4.52	Form of 4.926% Senior Notes due 2037 (included in Exhibit 4.51).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 18, 2022
4.53
Registration Rights Agreement, dated April 18, 2022, between the Company and Barclays Capital Inc., BBVA Securities Inc., BNP Paribas Securities Corp. and J.P. Morgan Securities LLC, as dealer-managers in connection with the April 2022 Exchange Offer.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 18, 2022
10.1	Form of Indemnification and Advancement Agreement (effective April 4, 2018).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
10.2	Credit Agreement, dated as of May 7, 2019, among Broadcom Inc., the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 7, 2019
10.3	Credit Agreement, dated as of November 4, 2019, among Broadcom Inc., the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	November 4, 2019
10.4	Credit Agreement, dated as of January 19, 2021, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
10.5	Lease Agreement dated August 10, 2017 between Five Point Office Venture I, LLC and Broadcom Corporation.	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.6	First Amendment to Lease Agreement by and between Five Point Office Venture 1, LLC and Broadcom Corporation.	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 18, 2020
10.7*	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and Broadcom Corporation.	Broadcom Corporation Current Report on Form 8-K/A (Commission File No. 000-23993)	July 23, 2009
10.8+	Avago Technologies Limited 2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.9+	Broadcom Inc. Employee Stock Purchase Plan (as amended and restated on April 1, 2019).	Broadcom Inc. Definitive Proxy Statement on Schedule 14A (Commission File No. 001-38449)	February 19, 2019
10.10+	LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8 (Commission File No. 333-195741)	May 6, 2014
10.11+	Amendment to the LSI Corporation 2003 Equity Incentive Plan (effective February 1, 2016).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 23, 2016

Incorporated by Reference
Exhibit Number	Description	Form (File No.)	Filing Date	Filed Herewith
10.12+	Amendment to the LSI Corporation 2003 Equity Incentive Plan (effective April 4, 2018).	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
10.13+	Broadcom Inc. 2012 Stock Incentive Plan (as amended and restated on April 5, 2021).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 11, 2021
10.14+	Form of Annual Bonus Plan for Executive Employees.	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 23, 2016
10.15+	Form of Option Agreement under Avago Technologies Limited 2009 Equity Incentive Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	July 27, 2009
10.16+	Form of Restricted Stock Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan (effective December 5, 2017).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.17+	Form of Agreement for Multi-Year Equity Award of Restricted Stock Unit Award under the Avago Technologies Limited 2009 Equity Incentive Award Plan).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 6, 2018
10.18+	Form of Performance Share Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Plan (effective March 13, 2018).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 15, 2018
10.19+	Form of Agreement for Multi-Year Equity Award of Performance Stock Units under the Avago Technologies Limited 2009 Equity Incentive Award Plan).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 6, 2018
10.20+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 8, 2020).	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 18, 2020
10.21+	Form of Performance Stock Unit Agreement (Relative TSR) under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 8, 2020).	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 18, 2020
10.22+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan (effective December 5, 2017).	Broadcom Limited Annual Report on Form 10-K (Commission File No. 001-37690)	December 21, 2017
10.23+	Form of Restricted Stock Unit Award Agreement under Broadcom Inc. 2012 Stock Incentive Plan (effective April 5, 2021).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 11, 2021
10.24+	Form of Performance Share Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan (effective March 15, 2018).	Broadcom Limited Quarterly Report on Form 10-Q (Commission File No. 001-37690)	March 15, 2018
10.25+	Form of Performance Stock Unit Award Agreement under the Broadcom Inc. 2012 Stock Incentive Plan (effective April 5, 2021).	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 11, 2021

Incorporated by Reference
Exhibit Number	Description	Form (File No.)	Filing Date	Filed Herewith
10.26+	Form of Performance Stock Unit Award Agreement (Price Contingency) under Broadcom Inc. 2012 Stock Incentive Plan.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	November 2, 2022
10.27+	Performance Stock Unit Award Agreement, dated April 5, 2021, between Broadcom Inc. and Hock E. Tan.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 11, 2021
10.28+	Policy on Acceleration of Executive Staff Equity Awards in the Event of Permanent Disability (as amended June 2, 2021).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	June 3, 2021
10.29+	Policy on Acceleration of Equity Awards in the Event of Death (as amended June 2, 2021).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	June 3, 2021
10.30+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Hock E. Tan.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
10.31+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Thomas H. Krause, Jr.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
10.32+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Charlie B. Kawwas.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
10.33+	Severance Benefits Agreement, dated September 26, 2017, between Broadcom Limited and Mark Brazeal.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 16, 2018
10.34+	Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Kirsten M. Spears.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	December 10, 2020
21.1	List of Subsidiaries.			X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.			X
24.1	Power of Attorney (see signature page to this Form 10-K).			X
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

Incorporated by Reference
Exhibit Number	Description	Form (File No.)	Filing Date	Filed Herewith
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
99.1	Voting Agreement, dated as of May 26, 2022, by and among Broadcom Inc., Michael S. Dell and Susan Lieberman Dell Separate Property Trust.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 26, 2022
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

Date: December 16, 2022

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

Signature	Title	Date

/s/ Hock E. Tan	President and Chief Executive Officer and Director (Principal Executive Officer)	December 16, 2022
Hock E. Tan

/s/ Kirsten M. Spears	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 16, 2022
Kirsten M. Spears

/s/ Henry Samueli	Chairman of the Board of Directors	December 16, 2022
Henry Samueli

/s/ Eddy W. Hartenstein	Lead Independent Director	December 16, 2022
Eddy W. Hartenstein

/s/ Diane M. Bryant	Director	December 16, 2022
Diane M. Bryant

/s/ Gayla J. Delly	Director	December 16, 2022
Gayla J. Delly

/s/ Raul F. Fernandez	Director	December 16, 2022
Raul F. Fernandez

/s/ Check Kian Low	Director	December 16, 2022
Check Kian Low

/s/ Justine F. Page	Director	December 16, 2022
Justine F. Page

/s/ Harry L. You	Director	December 16, 2022
Harry L. You