Form 10-Q
period 2023-01-29
Broadcom Inc.
filed 2023-03-08
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2023
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

As of February 24, 2023, there were 416,923,664 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended January 29, 2023

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	January 29, 2023	October 30, 2022

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$12,647	$12,416
Trade accounts receivable, net	3,234	2,958
Inventory	1,899	1,925
Other current assets	1,056	1,205
Total current assets	18,836	18,504
Long-term assets:
Property, plant and equipment, net	2,201	2,223
Goodwill	43,614	43,614
Intangible assets, net	6,225	7,111
Other long-term assets	2,100	1,797
Total assets	$72,976	$73,249
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$923	$998
Employee compensation and benefits	536	1,202
Current portion of long-term debt	1,115	440
Other current liabilities	4,909	4,412
Total current liabilities	7,483	7,052
Long-term liabilities:
Long-term debt	38,167	39,075
Other long-term liabilities	4,016	4,413
Total liabilities	49,666	50,540
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 417 and 418 shares issued and outstanding as of January 29, 2023 and October 30, 2022, respectively	—	—
Additional paid-in capital	21,119	21,159
Retained earnings	2,371	1,604
Accumulated other comprehensive loss	(180)	(54)
Total stockholders’ equity	23,310	22,709
Total liabilities and equity	$72,976	$73,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended
	January 29, 2023	January 30, 2022

	(In millions, except per share data)
Net revenue:
Products	$7,082	$6,053
Subscriptions and services	1,833	1,653
Total net revenue	8,915	7,706
Cost of revenue:
Cost of products sold	2,225	1,769
Cost of subscriptions and services	149	156
Amortization of acquisition-related intangible assets	535	730
Restructuring charges	2	2
Total cost of revenue	2,911	2,657
Gross margin	6,004	5,049
Research and development	1,195	1,206
Selling, general and administrative	348	321
Amortization of acquisition-related intangible assets	348	397
Restructuring, impairment and disposal charges	10	17
Total operating expenses	1,901	1,941
Operating income	4,103	3,108
Interest expense	(406)	(407)
Other income (expense), net	143	(14)
Income before income taxes	3,840	2,687
Provision for income taxes	66	215
Net income	3,774	2,472
Dividends on preferred stock	—	(74)
Net income attributable to common stock	$3,774	$2,398

Net income per share attributable to common stock:
Basic	$9.03	$5.82
Diluted	$8.80	$5.59

Weighted-average shares used in per share calculations:
Basic	418	412
Diluted	429	429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended
	January 29, 2023	January 30, 2022

	(In millions)
Net income	$3,774	$2,472
Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivative instruments	(126)	—
Change in actuarial loss and prior service costs associated with defined benefit plans	—	1
Other comprehensive income (loss), net of tax	(126)	1
Comprehensive income	$3,648	$2,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Fiscal Quarter Ended
	January 29, 2023	January 30, 2022

	(In millions)
Cash flows from operating activities:
Net income	$3,774	$2,472
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	905	1,151
Depreciation	127	136
Stock-based compensation	391	387
Deferred taxes and other non-cash taxes	(573)	70
Non-cash interest expense	32	32
Other	(39)	15
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(276)	(468)
Inventory	26	(223)
Accounts payable	(80)	—
Employee compensation and benefits	(657)	(528)
Other current assets and current liabilities	570	521
Other long-term assets and long-term liabilities	(164)	(79)
Net cash provided by operating activities	4,036	3,486
Cash flows from investing activities:
Purchases of property, plant and equipment	(103)	(101)
Purchases of investments	—	(200)
Other	—	(8)
Net cash used in investing activities	(103)	(309)
Cash flows from financing activities:
Payments on debt obligations	(260)	(255)
Payments of dividends	(1,926)	(1,764)
Repurchases of common stock - repurchase program	(1,188)	(2,724)
Shares repurchased for tax withholdings on vesting of equity awards	(333)	(375)
Other	5	(3)
Net cash used in financing activities	(3,702)	(5,121)
Net change in cash and cash equivalents	231	(1,944)
Cash and cash equivalents at beginning of period	12,416	12,163
Cash and cash equivalents at end of period	$12,647	$10,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — UNAUDITED
Fiscal Quarter Ended January 29, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of October 30, 2022	418	$—	$21,159	$1,604	$(54)	$22,709
Net income	—	—	—	3,774	—	3,774
Other comprehensive loss	—	—	—	—	(126)	(126)
Dividends to common stockholders	—	—	—	(1,926)	—	(1,926)
Common stock issued	2	—	—	—	—	—
Stock-based compensation	—	—	391	—	—	391
Repurchases of common stock	(2)	—	(107)	(1,081)	—	(1,188)
Shares repurchased for tax withholdings on vesting of equity awards	(1)	—	(324)	—	—	(324)
Balance as of January 29, 2023	417	$—	$21,119	$2,371	$(180)	$23,310

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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending October 29, 2023 (“fiscal year 2023”) is a 52-week fiscal year. The first quarter of our fiscal year 2023 ended on January 29, 2023, the second quarter ends on April 30, 2023 and the third quarter ends on July 30, 2023. Our fiscal year ended October 30, 2022 (“fiscal year 2022”) was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The October 30, 2022 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2022 as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. The operating results for the fiscal quarter ended January 29, 2023 are not necessarily indicative of the results that may be expected for fiscal year 2023, or for any other future period.
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
2. Revenue from Contracts with Customers
We account for a contract with a customer when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable we will collect substantially all of the consideration we are entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended January 29, 2023
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$609	$5,937	$536	$7,082
Subscriptions and services (a)	1,230	200	403	1,833
Total	$1,839	$6,137	$939	$8,915

	Fiscal Quarter Ended January 30, 2022
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$548	$4,984	$521	$6,053
Subscriptions and services (a)	1,109	128	416	1,653
Total	$1,657	$5,112	$937	$7,706
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
Contract Balances

	January 29, 2023	October 30, 2022

	(In millions)
Contract Assets	$169	$128

Contract Liabilities	$3,494	$3,341
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements, which may include termination for convenience provisions. The amount of revenue recognized during the fiscal quarter ended January 29, 2023 that was included in the contract liabilities balance as of October 30, 2022 was $1,435 million. The amount of revenue recognized during the fiscal quarter ended January 30, 2022 that was included in the contract liabilities balance as of October 31, 2021 was $1,216 million.
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
Certain multi-year customer contracts primarily in our semiconductor solutions segment contain firmly committed amounts and the remaining performance obligations under these contracts as of January 29, 2023 were approximately $22.8 billion. We expect approximately 29% of this amount to be recognized as revenue over the next 12 months. Although the majority of our software contracts are not deemed to be committed, our customers generally do not exercise their termination for convenience rights. In addition, the majority of our contracts for products, subscriptions and services have a duration of one year or less. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
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
The VMware Merger, which is expected to be completed in our fiscal year 2023, is subject to satisfaction or waiver of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and clearance under the antitrust laws of the European Union and certain other jurisdictions. On October 3, 2022, we registered approximately 59 million shares of our common stock. On November 4, 2022, VMware stockholders adopted the VMware Merger Agreement. We and VMware each have termination rights under the VMware Merger Agreement and, under specified circumstances, upon termination of the agreement, we and VMware would be required to pay the other a termination fee of $1.5 billion.
4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $3,520 million and $3,915 million of time deposits and $2,184 million and $2,365 million of money-market funds as of January 29, 2023 and October 30, 2022, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $1,025 million and $1,200 million during the fiscal quarters ended January 29, 2023 and January 30, 2022, respectively. Factoring fees for the sales of receivables were recorded in other income (expense), net and were not material for any of the periods presented.
Inventory

	January 29, 2023	October 30, 2022

	(In millions)
Finished goods	$702	$780
Work-in-process	986	966
Raw materials	211	179
Total inventory	$1,899	$1,925
Other Current Assets

	January 29, 2023	October 30, 2022

	(In millions)
Prepaid expenses	$609	$864
Other	447	341
Total other current assets	$1,056	$1,205
Other Current Liabilities

	January 29, 2023	October 30, 2022

	(In millions)
Contract liabilities	$3,109	$2,931
Tax liabilities	915	680
Interest payable	406	393
Other	479	408
Total other current liabilities	$4,909	$4,412
Other Long-Term Liabilities

	January 29, 2023	October 30, 2022

	(In millions)
Unrecognized tax benefits	$2,866	$3,229
Other	1,150	1,184
Total other long-term liabilities	$4,016	$4,413
Supplemental Cash Flow Information

	Fiscal Quarter Ended
	January 29, 2023	January 30, 2022

	(In millions)
Cash paid for interest	$361	$240
Cash paid for income taxes	$273	$186
During the fiscal quarter ended January 29, 2023 and fiscal year 2022, we entered into treasury rate lock contracts that mature in approximately one year to hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances. These treasury rate locks are designated and accounted for as cash flow hedging instruments. As of January 29, 2023 and October 30, 2022, the total notional amounts of these contracts were $5.5 billion and $1.3 billion, respectively. As of January 29, 2023, the fair value of $114 million was recorded in other current liabilities. As of October 30, 2022, the fair value of $47 million was recorded in other long-term assets. The change in fair value was recorded as a component of other comprehensive income (loss), net of tax, in our condensed consolidated statements of comprehensive income.

5. Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of January 29, 2023:
Purchased technology	$19,450	$(15,956)	$3,494
Customer contracts and related relationships	7,066	(4,841)	2,225
Order backlog	484	(407)	77
Trade names	700	(389)	311
Other	174	(85)	89
Intangible assets subject to amortization	27,874	(21,678)	6,196
In-process research and development	29	—	29
Total	$27,903	$(21,678)	$6,225

As of October 30, 2022:
Purchased technology	$19,450	$(15,422)	$4,028
Customer contracts and related relationships	7,066	(4,535)	2,531
Order backlog	484	(382)	102
Trade names	700	(372)	328
Other	174	(81)	93
Intangible assets subject to amortization	27,874	(20,792)	7,082
In-process research and development	29	—	29
Total	$27,903	$(20,792)	$7,111
Based on the amount of intangible assets subject to amortization as of January 29, 2023, the expected amortization expense was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2023 (remainder)	$2,369
2024	2,388
2025	681
2026	344
2027	216
Thereafter	198
Total	$6,196
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	January 29, 2023

(In years)
Purchased technology	3
Customer contracts and related relationships	2
Order backlog	1
Trade names	8
Other	8

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
Diluted shares outstanding include the dilutive effect of unvested RSUs and employee stock purchase plan rights under the Broadcom Inc. Employee Stock Purchase Plan, as amended (“ESPP”), (collectively referred to as “equity awards”), as well as 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share (“Mandatory Convertible Preferred Stock”), which was all converted into shares of our common stock before the end of fiscal year 2022. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.
The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for purchasing shares under the ESPP and the amount of compensation cost for future service that we have not yet recognized are collectively assumed to be used to repurchase shares. The dilutive effect of Mandatory Convertible Preferred Stock is calculated using the if-converted method. The if-converted method assumes that these securities were converted at the beginning of the reporting period to the extent that the effect is dilutive.
For the fiscal quarter ended January 30, 2022, diluted net income per share excluded the potentially dilutive effect of 12 million shares of common stock issuable upon the conversion of Mandatory Convertible Preferred Stock as their effect was antidilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended
	January 29, 2023	January 30, 2022

	(In millions, except per share data)
Numerator:
Net income	$3,774	$2,472
Dividends on preferred stock	—	(74)
Net income attributable to common stock	$3,774	$2,398

Denominator:
Weighted-average shares outstanding - basic	418	412
Dilutive effect of equity awards	11	17
Weighted-average shares outstanding - diluted	429	429

Net income per share attributable to common stock:
Basic	$9.03	$5.82
Diluted	$8.80	$5.59

7. Borrowings

	Effective Interest Rate	January 29, 2023	October 30, 2022

	(In millions, except percentages)
April 2022 Senior Notes - fixed rate
4.000% notes due April 2029	4.17%	$750	$750
4.150% notes due April 2032	4.30%	1,200	1,200
4.926% notes due May 2037	5.33%	2,500	2,500
		4,450	4,450
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%	3,250	3,250
3.187% notes due November 2036	4.79%	2,750	2,750
		6,000	6,000
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	1,118	1,118
		1,870	1,870
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	105	105
3.150% notes due November 2025	3.29%	900	900
4.150% notes due November 2030	4.27%	1,856	1,856
4.300% notes due November 2032	4.39%	2,000	2,000
		4,861	4,861
April 2020 Senior Notes - fixed rate
5.000% notes due April 2030	5.18%	606	606

April 2019 Senior Notes - fixed rate
3.625% notes due October 2024	3.98%	622	622
4.750% notes due April 2029	4.95%	1,655	1,655
		2,277	2,277
2017 Senior Notes - fixed rate
2.650% notes due January 2023	2.78%	—	260
3.625% notes due January 2024	3.74%	829	829
3.125% notes due January 2025	3.23%	495	495
3.875% notes due January 2027	4.02%	2,922	2,922

	Effective Interest Rate	January 29, 2023	October 30, 2022

	(In millions, except percentages)
3.500% notes due January 2028	3.60%	777	777
		5,023	5,283
Assumed CA Senior Notes - fixed rate
4.500% notes due August 2023	4.10%	143	143
4.700% notes due March 2027	5.15%	215	215
		358	358
Other senior notes - fixed rate
3.500% notes due August 2024	3.55%	7	7
4.500% notes due August 2034	4.55%	6	6
		13	13

Total principal amount outstanding		$40,958	$41,218

Current portion of principal amount outstanding		$1,077	$403
Short-term finance lease liabilities		38	37
Total current portion of long-term debt		$1,115	$440

Non-current portion of principal amount outstanding		$39,881	$40,815
Long-term finance lease liabilities		17	22
Unamortized discount and issuance costs		(1,731)	(1,762)
Total long-term debt		$38,167	$39,075
Credit Agreement
In January 2021, we entered into a credit agreement (the “Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under our revolving credit facility for revolving loans. Subject to the terms of the Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the Credit Agreement. We had no borrowings outstanding under our revolving credit facility at either January 29, 2023 or October 30, 2022.
Commercial Paper
In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under our revolving credit facility. We had no Commercial Paper outstanding at either January 29, 2023 or October 30, 2022.
Fair Value of Debt
As of January 29, 2023, the estimated aggregate fair value of debt was $35,565 million. The fair value of our senior notes was determined using quoted prices from less active markets. All of our debt obligations are categorized as Level 2 instruments.

Future Principal Payments of Debt
The future scheduled principal payments of debt as of January 29, 2023 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2023 (remainder)	$143
2024	1,563
2025	495
2026	1,652
2027	3,137
Thereafter	33,968
Total	$40,958
As of January 29, 2023 and October 30, 2022, we were in compliance with all debt covenants.
8. Stockholders’ Equity
Cash Dividends Declared and Paid

	Fiscal Quarter Ended
	January 29, 2023	January 30, 2022

	(In millions, except per share data)
Dividends per share to common stockholders	$4.60	$4.10
Dividends to common stockholders	$1,926	$1,689
Dividends per share to preferred stockholders	$—	$20.00
Dividends to preferred stockholders	$—	$75
On September 30, 2019, we issued approximately 4 million shares of Mandatory Convertible Preferred Stock, which were all converted into shares of our common stock before the end of fiscal year 2022.
Stock Repurchase Programs
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2022, which was subsequently extended to December 31, 2023. In May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to an additional $10 billion of our common stock from time to time through December 31, 2023.
We repurchased and retired approximately 2 million and 4 million shares of our common stock for $1,188 million and $2,724 million during the fiscal quarters ended January 29, 2023 and January 30, 2022, respectively, under these stock repurchase programs.
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

Stock-Based Compensation Expense

	Fiscal Quarter Ended
	January 29, 2023	January 30, 2022

	(In millions)
Cost of products sold	$16	$18
Cost of subscriptions and services	21	18
Research and development	267	268
Selling, general and administrative	87	83
Total stock-based compensation expense	$391	$387
As of January 29, 2023, the total unrecognized compensation cost related to unvested stock-based awards was $2,763 million, which is expected to be recognized over the remaining weighted-average service period of 2.8 years.
Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding		Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of October 30, 2022	18		$238.49
Granted	2		$240.98
Vested	(2)		$240.75
Forfeited	—	*	$253.90
Balance as of January 29, 2023	18		$238.16
_______________
* Represents fewer than 1 million shares.
The aggregate fair value of time- and market-based RSUs that vested during the fiscal quarter ended January 29, 2023 was $961 million, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
9. Income Taxes
The provision for income taxes was $66 million and $215 million for the fiscal quarters ended January 29, 2023 and January 30, 2022, respectively. The decrease was primarily due to the recognition of uncertain tax benefits as a result of lapses of statutes of limitations, partially offset by higher income before income taxes during the fiscal quarter ended January 29, 2023, compared to the prior year fiscal period.
As of January 29, 2023, we had $5,338 million of gross unrecognized tax benefits and accrued interest and penalties. It is possible that our existing unrecognized tax benefits may change up to $197 million within the next 12 months as a result of lapses of statutes of limitations for certain audit periods, anticipated closures of audit examinations and changes in balances related to tax positions to be taken during the current fiscal year.
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
Depreciation expense directly attributable to each reportable segment is included in the operating results of each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue for any of the periods presented. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Annual Report on Form 10-K for fiscal year 2022.

	Fiscal Quarter Ended
	January 29, 2023	January 30, 2022

	(In millions)
Net revenue:
Semiconductor solutions	$7,107	$5,873
Infrastructure software	1,808	1,833
Total net revenue	$8,915	$7,706

Operating income:
Semiconductor solutions	$4,123	$3,349
Infrastructure software	1,307	1,307
Unallocated expenses	(1,327)	(1,548)
Total operating income	$4,103	$3,108

11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of January 29, 2023:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments

	(In millions)
2023 (remainder)	$154	$232
2024	197	266
2025	112	158
2026	11	163
2027	7	112
Thereafter	7	447
Total	$488	$1,378
Purchase Commitments. Represent unconditional purchase obligations to purchase goods or services, primarily inventory, that are enforceable and legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased, price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty and unconditional purchase obligations with a remaining term of one year or less.
Other Contractual Commitments. Represent amounts payable pursuant to agreements related to IT, human resources, and other service agreements.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at January 29, 2023, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $2,866 million of unrecognized tax benefits and accrued interest and penalties as of January 29, 2023 have been excluded from the table above.
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
Lawsuits Relating to California Institute of Technology
California Institute of Technology (“Caltech“) filed a complaint against Broadcom and Apple Inc. on May 26, 2016 in the United States District Court for the Central District of California (the “U.S. Central District Court”), and an amended complaint adding Cypress Semiconductor Corporation as a defendant on August 15, 2016. The amended complaint alleged that chips that support certain error correction codes as specified in IEEE Standards 802.11n and 802.11ac willfully infringed four patents related to error correction coding: U.S. Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833 (“’833 patent”). Prior to trial, Caltech dismissed its claims against Cypress and withdrew its infringement allegations as to ‘833 patent. The complaint sought a preliminary and permanent injunction, damages, pre- and post-judgment interest, as well as attorneys’ fees, costs, and expenses. The trial was held in January 2020, and on January 29, 2020, the jury issued its verdict finding infringement and awarding Caltech past damages of $270.2 million from Broadcom and $837.8 million from Apple, for which Apple is seeking indemnification from Broadcom. On August 3, 2020, the U.S. Central District Court issued its judgment, awarding Caltech past damages in the amounts awarded by the jury, as well as pre- and post-judgment interest. Additionally, the U.S. Central District Court awarded Caltech an unspecified amount of ongoing royalties to be determined after the anticipated appeals process is resolved. Neither the jury nor the U.S. Central District Court found willful infringement, which if it had, could have resulted in enhanced damages up to three times the amount awarded. Broadcom and Apple appealed to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit Court”). In February 2022. the Federal Circuit Court affirmed infringement of two patents, both of which expired in August 2020, but it did not address all issues and ordered a new trial on damages and on the infringement of the 7,916,781 patent, which also expired in August 2020. In May 2022, the Federal Circuit Court denied the petition for rehearing filed by Broadcom and Apple, and remanded the case to the U.S. Central District Court. Subsequently, Caltech withdrew its infringement allegations as to the 7,916,781 patent.
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
12. Restructuring, Impairment and Disposal Charges
From time to time, we initiate cost reduction activities to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. We recognized charges of $8 million and $19 million during the fiscal quarters ended January 29, 2023 and January 30, 2022, respectively. These charges were primarily recognized in operating expenses.

The following table summarizes the significant activities within, and components of, the restructuring liabilities during the fiscal quarter ended January 29, 2023:

	Employee Termination Costs	Other Exit Costs	Total

	(In millions)
Balance as of October 30, 2022	$4	$2	$6
Restructuring charges	6	—	6
Utilization	(7)	—	(7)
Balance as of January 29, 2023	$3	$2	$5
Restructuring, impairment and disposal charges for the fiscal quarter ended January 29, 2023 included $2 million for the write-down of certain lease-related right-of-use assets and other lease-related charges.
13. Subsequent Events
Cash Dividends Declared
On March 1, 2023, our Board of Directors declared a quarterly cash dividend of $4.60 per share on our common stock, payable on March 31, 2023 to stockholders of record on March 22, 2023.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 30, 2022 (“fiscal year 2022”) included in our Annual Report on Form 10-K for fiscal year 2022 (“2022 Annual Report on Form 10-K”). References to “Broadcom,” “we,” “our,” and “us” are to Broadcom Inc. and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include the potential impact of the COVID-19 pandemic; our pending acquisition of VMware, Inc.; projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies and objectives of management for future operations; and statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property (“IP”) rights. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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
Quarterly Highlights
Highlights during the fiscal quarter ended January 29, 2023 include the following:
•We generated $4,036 million of cash from operations.
•We paid $1,926 million in cash dividends.
•We repurchased $1,188 million of common stock.
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

Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual financial results may differ materially and adversely from our estimates. Our critical accounting estimates are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those estimates include revenue recognition, valuation of goodwill and long-lived assets, and income taxes.
There were no significant changes in our critical accounting estimates during the fiscal quarter ended January 29, 2023 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter Ended January 29, 2023 Compared to Fiscal Quarter Ended January 30, 2022
The following table sets forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	January 29, 2023	January 30, 2022	January 29, 2023	January 30, 2022

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$7,082	$6,053	79%	79%
Subscriptions and services	1,833	1,653	21	21
Total net revenue	8,915	7,706	100	100
Cost of revenue:
Cost of products sold	2,225	1,769	25	23
Cost of subscriptions and services	149	156	2	2
Amortization of acquisition-related intangible assets	535	730	6	9
Restructuring charges	2	2	—	—
Total cost of revenue	2,911	2,657	33	34
Gross margin	6,004	5,049	67	66
Research and development	1,195	1,206	13	16
Selling, general and administrative	348	321	4	4
Amortization of acquisition-related intangible assets	348	397	4	5
Restructuring, impairment and disposal charges	10	17	—	—
Total operating expenses	1,901	1,941	21	25
Operating income	$4,103	$3,108	46%	41%
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to WT Microelectronics Co., Ltd., a distributor, accounted for 22% and 23% of our net revenue for the fiscal quarters ended January 29, 2023 and January 30, 2022, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 35% of our net revenue for each of the fiscal quarters ended January 29, 2023 and January 30, 2022. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% and 25% of our net revenue for the fiscal quarters ended January 29, 2023 and January 30, 2022, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key semiconductor customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our wireless products as fluctuations may be magnified by the timing of launches, and seasonal variations in sales, of mobile devices. In addition, the macroeconomic environment remains uncertain and may cause our net revenue to fluctuate significantly and impact our results of operations.

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended
Net Revenue by Segment	January 29, 2023	January 30, 2022	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$7,107	$5,873	$1,234	21%
Infrastructure software	1,808	1,833	(25)	(1)%
Total net revenue	$8,915	$7,706	$1,209	16%

	Fiscal Quarter Ended
Net Revenue by Segment	January 29, 2023	January 30, 2022

	(As a percentage of net revenue)
Semiconductor solutions	80%	76%
Infrastructure software	20	24
Total net revenue	100%	100%
Net revenue from our semiconductor solutions segment increased due to strong product demand, primarily for server storage, networking and broadband products. Net revenue from our infrastructure software segment decreased primarily due to lower demand for our FC SAN products, partially offset by higher demand for our mainframe solutions products.
Gross Margin
Gross margin was $6,004 million, or 67% of net revenue, for the fiscal quarter ended January 29, 2023 compared to $5,049 million, or 66% of net revenue, for the fiscal quarter ended January 30, 2022. The increase was primarily due to lower amortization of acquisition-related intangible assets, mainly from our 2016 acquisition of Broadcom Corporation, partially offset by less favorable margin within our semiconductor solutions segment driven by product mix.
Research and Development Expense
Research and development expense decreased $11 million, or 1%, for the fiscal quarter ended January 29, 2023 compared to the prior year fiscal period, primarily due to lower variable employee compensation expense, partially offset by an increase in headcount.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $27 million, or 8%, for the fiscal quarter ended January 29, 2023 compared to the prior year fiscal period, primarily due to higher costs incurred in connection with the pending VMware Merger, partially offset by lower variable employee compensation expense.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $49 million, or 12%, for the fiscal quarter ended January 29, 2023 compared to the prior year fiscal period primarily due to lower amortization of customer-related intangible assets from our acquisition of LSI Corporation.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses decreased $7 million, or 41%, for the fiscal quarter ended January 29, 2023 compared to the prior year fiscal period primarily due to lower lease-related charges following the completion of key restructuring activities from acquisitions.
Stock-Based Compensation Expense
Total stock-based compensation expense was $391 million and $387 million for the fiscal quarters ended January 29, 2023 and January 30, 2022, respectively.

The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of January 29, 2023. The remaining weighted-average service period was 2.8 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2023 (remainder)	$935
2024	948
2025	604
2026	225
2027	51
Total	$2,763
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
Segment Operating Results

	Fiscal Quarter Ended
Operating Income by Segment	January 29, 2023	January 30, 2022	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$4,123	$3,349	$774	23%
Infrastructure software	1,307	1,307	—	—%
Unallocated expenses	(1,327)	(1,548)	221	(14)%
Total operating income	$4,103	$3,108	$995	32%
Operating income from our semiconductor solutions segment increased primarily due to higher net revenue from server storage, networking and broadband products. Operating income from our infrastructure software segment was flat.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring, impairment and disposal charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 14% for the fiscal quarter ended January 29, 2023 compared to the prior year fiscal period, primarily due to lower amortization of acquisition-related intangible assets.
Non-Operating Income and Expenses
Interest expense. Interest expense was $406 million and $407 million for the fiscal quarters ended January 29, 2023 and January 30, 2022, respectively. We expect to incur additional interest expense in future periods as a result of indebtedness associated with the pending VMware Merger.
Other income (expense), net. Other income (expense), net, includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $143 million for the fiscal quarter ended January 29, 2023, compared to other expense, net, of $14 million for the fiscal quarter ended January 30, 2022. The change was primarily due to higher interest income as a result of higher interest rates and changes in investment gains or losses.
Provision for income taxes. The provision for income taxes was $66 million for the fiscal quarter ended January 29, 2023, compared to $215 million for the fiscal quarter ended January 30, 2022. The decrease was primarily due to the recognition of uncertain tax benefits as a result of lapses of statutes of limitations, partially offset by higher income before income taxes.

Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of January 29, 2023 consisted of: (i) $12,647 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility. In addition, we may also generate cash from the sale of assets and debt or equity financing from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, including the pending VMware Merger, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $40,958 million of outstanding indebtedness, (vi) share repurchases, and (vii) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. We expect capital expenditures to be higher in fiscal year 2023 as compared to fiscal year 2022. Our debt and liquidity needs will increase as a result of the pending VMware Merger, and we intend to fund the cash portion of the consideration with $32 billion in new, fully committed debt financing.
We believe that our cash and cash equivalents on hand, cash flows from operations, our revolving credit facility, as well as the committed debt funding related to the pending VMware Merger, will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months. For additional information regarding our cash requirement from contractual obligations and indebtedness, see Note 11. “Commitments and Contingencies” and Note 7. “Borrowings” in Part I, Item 1 of this Form 10-Q.
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
Working Capital
Working capital decreased to $11,353 million at January 29, 2023 from $11,452 million at October 30, 2022. The decrease was primarily attributable to the following:
•Current portion of long-term debt increased to $1,115 million at January 29, 2023 from $440 million at October 30, 2022 due to certain debt instruments becoming due within the next twelve months, partially offset by a repayment.
•Other current liabilities increased to $4,909 million at January 29, 2023 from $4,412 million at October 30, 2022, primarily due to increases in income taxes payable, contract liabilities and derivative liabilities.
•Other current assets decreased to $1,056 million at January 29, 2023 from $1,205 million at October 30, 2022, primarily due to a decrease in prepaid income taxes.
These decreases in working capital were offset in part by the following:
•Employee compensation and benefits decreased to $536 million at January 29, 2023 from $1,202 million at October 30, 2022, primarily due to the timing of employee bonus plan payments.
•Accounts receivable increased to $3,234 million at January 29, 2023 from $2,958 million at October 30, 2022, primarily due to revenue linearity, offset by higher receivables sold through factoring arrangements.
•Cash and cash equivalents increased to $12,647 million at January 29, 2023 from $12,416 million at October 30, 2022, primarily due to $4,036 million in net cash provided by operating activities, substantially offset by $1,926 million of dividend payments, $1,188 million of common stock repurchases, $333 million of employee withholding tax payments related to net settled equity awards, and $260 million of a debt payment.
Capital Returns

	Fiscal Quarter Ended
Cash Dividends Declared and Paid	January 29, 2023	January 30, 2022

	(In millions, except per share data)
Dividends per share to common stockholders	$4.60	$4.10
Dividends to common stockholders	$1,926	$1,689
Dividends per share to preferred stockholders	$—	$20.00
Dividends to preferred stockholders	$—	$75
On September 30, 2019, we issued approximately 4 million shares of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share. These shares were converted into shares of our common stock during fiscal year 2022.
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2022, which was subsequently extended to December 31, 2023 (the “December 2021 Authorization”). In May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to an additional $10 billion of our common stock from time to time through December 31, 2023 (the “May 2022 Authorization”).
During the fiscal quarters ended January 29, 2023 and January 30, 2022, we repurchased and retired approximately 2 million and 4 million shares of our common stock for $1,188 million and $2,724 million, respectively, under these stock repurchase programs.
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
During the fiscal quarters ended January 29, 2023 and January 30, 2022, we paid approximately $333 million and $375 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlements during each of the fiscal quarters ended January 29, 2023 and January 30, 2022.
Cash Flows

	Fiscal Quarter Ended
	January 29, 2023	January 30, 2022

	(In millions)
Net cash provided by operating activities	$4,036	$3,486
Net cash used in investing activities	(103)	(309)
Net cash used in financing activities	(3,702)	(5,121)
Net change in cash and cash equivalents	$231	$(1,944)
Operating Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $550 million increase in cash provided by operations during the fiscal quarter ended January 29, 2023 compared to the prior year fiscal period was primarily due to $1,302 million higher net income and a $196 million increase resulting from changes in operating assets and liabilities, offset in part by $948 million lower non-cash adjustments including deferred taxes and other non-cash taxes, and amortization of intangible assets.
Investing Activities
Cash flows from investing activities primarily consisted of capital expenditures and purchases of investments. The $206 million decrease in cash used in investing activities during the fiscal quarter ended January 29, 2023 compared to the prior year fiscal period was primarily due to $200 million in investment purchases in the prior year fiscal period.

Financing Activities
Cash flows from financing activities primarily consisted of our dividend payments, stock repurchases, employee withholding tax payments related to net settled equity awards, and payments related to long-term borrowings. The $1,419 million decrease in cash used in financing activities during the fiscal quarter ended January 29, 2023 compared to the prior year fiscal period was primarily due to a $1,536 million decrease in stock repurchases, offset in part by a $162 million increase in dividend payments.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2022 Annual Report on Form 10-K, except as disclosed below.
Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding debt. As of January 29, 2023, we had $41.0 billion in principal amount of debt outstanding. The carrying amount of the debt was $39.2 billion, and the estimated aggregate fair value of debt was $35.6 billion. As of January 29, 2023, a hypothetical 50 basis points increase or decrease in market interest rates would change the fair value of debt, by a decrease or increase of approximately $1.6 billion. However, this hypothetical change in interest rates would not impact the interest expense on our debt as we only had fixed rate senior notes outstanding. To hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances, we have entered, and in the future may enter, into treasury rate lock contracts.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of January 29, 2023. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of January 29, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•Environmental, social and governance matters may adversely affect our relationships with customers and investors.
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
The semiconductor industry is highly cyclical and is characterized by price erosion, wide fluctuations in product supply and demand, constant and rapid technological change, evolving technical standards, frequent new product introductions, and short product life cycles (for semiconductors and for many of the end products in which they are used). From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. The industry previously experienced a significant upturn due to the supply imbalance that resulted in record profitability and increases in average selling prices. The industry, however, is currently experiencing a downturn, and historically, such down-cycles have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix, accelerated erosion of average selling prices and elimination of expedite fees leading to reduced profitability and a decline in our stock price. The Creating Helpful Incentives to Produce Semiconductors for America Act could also result in an increase in supply leading to excess inventory and a decrease in average selling prices. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, our net revenue may decline and our financial condition and results of operations may suffer.
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of end customers, original equipment manufacturers (“OEMs”), their respective contract manufacturers (“CMs”), and certain distributors for a majority of our business and revenue. For the fiscal quarter ended January 29, 2023, sales to distributors accounted for 55% of our net revenue. We believe aggregate sales, through all channels, to Apple and our top five end customers, accounted for approximately 20% and 35%, respectively, of our net revenue for the fiscal quarter ended January 29, 2023. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers.
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
Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), one of our CMs, manufactured approximately 90% of the wafers manufactured by our CMs during the fiscal quarter ended January 29, 2023. We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.

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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide (“InP”) wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During the fiscal quarter ended January 29, 2023, we purchased approximately two-thirds of our manufacturing materials from five materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints, inflation, or other factors, any of which could lead to interruption of supply or increased demand in the industry. For example, macroeconomic and geopolitical conditions, as well as the COVID-19 pandemic, caused some supply constraints and increases in prices, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. Any such supply constraints could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
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
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of January 29, 2023, nearly 49% of our employees were located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 55% of our net revenue in the fiscal quarter ended January 29, 2023 and are subject to a number of risks, including:
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
Consummation of the VMware Merger is subject to the satisfaction or waiver of customary closing conditions, including (i) the expiration or termination of the waiting period under the HSR Act and clearance under the antitrust laws of the European Union and certain other jurisdictions, (ii) the receipt by VMware of a tax opinion regarding the U.S. federal income tax treatment of certain aspects of the VMware Merger, (iii) the absence of certain orders or laws preventing consummation of the VMware Merger, (iv) authorization for listing additional shares of Broadcom common stock on Nasdaq, and (v) the absence of a material adverse effect with respect to either us or VMware. There can be no assurance that these or other closing conditions will be satisfied in a timely manner or at all. Any delay in completing the acquisition could cause us not to realize some or all of the anticipated benefits when expected, if at all. If the VMware Merger is not completed, our stock price could decline to the extent it reflects an assumption that we will complete the acquisition. Furthermore, if the VMware Merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including incurring significant acquisition costs that we would be unable to recover, negative publicity and a negative impression of us in the investment community. Additionally, under certain specified circumstances, including the termination by either us or VMware because certain required regulatory clearances are not obtained, upon termination we would be required to pay VMware a termination fee of $1.5 billion.
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
•coordinating and integrating operations in countries in which we have not previously operated; and
•integrating employees and related human resources (“HR”) systems and benefits, maintaining employee morale and retaining key employees.
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
Our operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. In addition to many of the risks described elsewhere in this “Risk Factors” section, these factors include, among others:
•the timing of launches by our customers of new product in which our products are included and changes in end-user demand for our customers’ products;
•fluctuations in the levels of component or product inventories held by our customers, which may lead to increased requests to delay shipment of our products;
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
The foregoing factors are often difficult to predict, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses are relatively fixed in nature. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful or reliable indicators of our future performance. If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, a significant decline in the trading price of our common stock may occur, which may happen immediately or over time.
Failure to adjust our manufacturing and supply chain to accurately meet customer demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, internal fabrication utilization and other resource requirements, based on customer requirements or estimates thereof, which may not be accurate.
We are largely building to order and have extended customer lead times substantially, which has limited and may continue to limit our ability to fulfill orders and satisfy all of the demand for our products. Customers may require rapid increases in production on short notice. If we are unable to meet such increases in demand, this could damage our customer relationships, reduce revenue growth and margins, subject us to additional liabilities, harm our reputation, and prevent us from taking advantage of opportunities.

Conversely, if actual sales of our products is lower than expected, we may also experience higher inventory carrying and operating costs and product obsolescence. Because certain of our sales, research and development, and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may also decrease our gross margin and operating income.
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
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal fabrication facilities for products utilizing our innovative and proprietary processes. Our Fort Collins and Breinigsville facilities are the sole sources for the film bulk acoustic resonator components used in many of our wireless devices and for the InP-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our CMs and suppliers, are located in California and the Pacific Rim region, which have above average seismic activity and severe weather activity. In addition, a significant majority of our research and development personnel are located the Czech Republic, India, Israel, and the U.S., with the expertise of the personnel at each such location tending to be focused on one or two specific areas, and our primary warehouse is in Malaysia.
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
Our business depends on a wide variety of complex IT systems and services, including cloud-based and other critical corporate services relating to, among other things, product research and development, financial reporting, product orders and fulfillment, HR, benefit plan administration, IT network management, and electronic communication and collaboration services. These systems and services are both internally managed and outsourced, and in many cases rely upon third-party data centers. Any failure of these internal or third-party systems and services to operate effectively could disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations. Our operations are dependent upon our ability to protect our IT infrastructure against damage from business continuity events that could have a significant disruptive effect. Although these systems are designed to protect and secure our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information, we are, out of necessity, dependent on our vendors to adequately address cyber security threats to their own systems. In addition, software products we use (including technologies produced by us) have occasionally had in the past and may have in the future, vulnerabilities that, if left unmanaged, could reduce the overall level of security of the systems on which the software is installed.
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
Despite our internal controls and investment in security measures, we have, from time to time, been subject to disruptive cyber-attacks or there have been attempts of unauthorized network intrusions and malware on our own IT networks. Although no such cyber security incidents have been material to Broadcom, we continue to devote resources to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future. Businesses we acquire may increase the scope and complexity of our IT networks, and this may increase our risk exposure to cyber-attack when there are difficulties integrating diverse legacy systems that support operations for the acquired businesses.
U.S. and foreign regulators have also increased their focus on cyber security vulnerabilities and risks. Compliance with laws and regulations concerning privacy, cyber security, secure technology development, data governance, and data protection could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties. Further, customers and service providers increasingly demand rigorous contractual, certification and audit provisions regarding privacy, cyber security, secure technology development, data governance, data protection, confidentiality, and IP, which may also increase our overall compliance burden.
Our gross margin is dependent on a number of factors, including our product mix, price erosion, acquisitions we may make, level of capacity utilization and commodity prices.
Our gross margin is highly dependent on product mix, which is susceptible to seasonal and other fluctuations in our markets. A shift in sales mix away from our higher margin products, as well as the timing and amount of our software licensing and non-product revenue, could adversely affect our future gross margin percentages. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand, industry oversupply or reductions in our technological lead compared to our competitors, and other factors have in the past and may in the future lead to further price erosion, lower revenue and lower margin. Conversely, periods of robust demand that create a supply imbalance can lead to higher gross margins that may not be sustainable over the longer term.
In addition, semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. If we are unable to utilize our owned manufacturing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and a lower gross margin. Furthermore, we do not hedge our exposure to commodity prices, some of which are very volatile, and sudden or prolonged increases in commodity prices may adversely affect our gross margin.
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
Certain aspects of our software products are intended to manage and secure IT infrastructures and environments, and as a result, we expect these products to be ongoing targets of cyber security attacks. Open-source code or other third-party software used in these products could also be targeted. Although we continually seek to improve our countermeasures to prevent such incidents, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack or an accidental incident on us and our customers. Additionally, efforts by malicious cyber actors or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. A successful cyber security attack involving our products could cause customers and potential customers to believe our services are ineffective or unreliable and result in, among other things, the loss of customers, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations and give rise to significant costs, including costs related to developing solutions or indemnification obligations under our agreements. Any such event could adversely impact our revenue and results of operations. See also “An impairment of the confidentiality, integrity, or availability of our IT systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business”.
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
Environmental, social and governance (“ESG”) matters may adversely affect our relationships with customers and investors.
There is an increasing focus from regulators, investors, customers, employees and other stakeholders concerning ESG matters, including environment, climate, diversity and inclusion, human rights and governance transparency. A number of our customers have adopted, or may adopt, procurement policies that include ESG provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose ESG-related policies, practices and metrics. In addition, various jurisdictions are developing climate-related laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations, on ESG practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our outsourced manufacturing. If our ESG policies, practices and initiatives do not meet the evolving expectations of our various stakeholders, a customer may stop purchasing products from us or an investor may sell their shares, which could harm our reputation, revenue and results of operations. Our actual or perceived failure to achieve our ESG-related initiatives could negatively impact our reputation or harm our business.
In addition, as part of their ESG programs, an increasing number of OEMs are seeking to source products that do not contain minerals sourced from areas where proceeds from the sale of such minerals are likely to be used to fund armed conflicts, such as in the Democratic Republic of Congo. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. As a result, we may face difficulties in satisfying these customers’ demands, which may harm our sales and operating results.
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
We operate global businesses and our consolidated financial results are reported in U.S. dollars. However, some of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Fluctuations in foreign exchange rates against the U.S. dollar could result in substantial changes in reported revenues and operating results due to the foreign exchange impact of remeasuring these transactions into U.S. dollars.
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
After enactment of the U.S. Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime. Beginning in fiscal year 2027, the deduction allowable under the GILTI regime will decrease from 50% to 37.5%, which will increase the effective tax rate imposed on our income. The 2017 Tax Reform Act also limits our ability to deduct research and development expenses beginning fiscal year 2023. These expenses will now be capitalized and amortized over 5 years (15 years for foreign expenses), which could materially increase our cash tax costs. The U.S. also enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which creates a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. The book minimum tax will first apply to our fiscal year 2024 and any increase in our effective tax rate or cash tax will depend on a number of factors, including any offsets for foreign tax credits or general business credits, or changes in book income following business combinations. The IRA also creates an excise tax of 1% of the value of any stock repurchased by us after December 31, 2022. We could be subject to this new excise tax, but the amount will vary depending on various factors, including the amount and frequency of any stock repurchases, applicability in certain business combination transactions, and any permitted reductions or exceptions to the amount subject to the tax. If (i) the U.S. tax rate increases, (ii) the deduction allowable under the GILTI regime is further reduced or eliminated, or (iii) additional limitations are put on our ability to deduct interest expense, our provision for income taxes, net income, and cash flows would be adversely impacted.
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
Our income taxes are subject to volatility and could be adversely affected by numerous factors including:
•reorganization or restructuring of our businesses, tangible and intangible assets, outstanding indebtedness and corporate structure, including business combinations;
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
As of January 29, 2023, the aggregate indebtedness under our senior notes was $40,958 million. This amount does not reflect any debt we expect to incur or assume in connection with the VMware Merger.
Our substantial indebtedness could have important consequences including:
•increasing our vulnerability to adverse general economic and industry conditions;
•exposing us to interest rate risk if we draw down on our term facilities, which have variable rates that we do not typically hedge against;
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
As of December 31, 2022, we believe 10 of our 20 largest holders of common stock were active institutional investors who held 25% of our outstanding shares of common stock in the aggregate. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.

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
The following table presents details of our various repurchases during the fiscal quarter ended January 29, 2023, pursuant to the December 2021 Authorization and the May 2022 Authorization.

Period	Total Number of Shares Purchased (a)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

	(In millions, except per share data)
October 31, 2022 - November 27, 2022	—	$—	—	$13,000
November 28, 2022 - December 25, 2022	0.5	$559.83	0.5	$12,716
December 26, 2022 - January 29, 2023	1.6	$568.00	1.6	$9,255
Total	2.1	$566.03	2.1
_________________________________
(a) We also paid approximately $333 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $573.41 per share. These shares may be deemed to be “issuer purchases” of shares and are not included in this table.
In March 2023, our Board of Directors confirmed the extended duration of the December 2021 Authorization and we may repurchase the remaining $2.6 billion through December 31, 2023.
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
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 26, 2022
3.1	Amended and Restated Certificate of Incorporation.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No.001-38449)	April 4, 2018
3.2	Amended and Restated Bylaws.	Broadcom Inc. Current Report on Form 8-K12B (Commission File No. 001-38449)	April 4, 2018
4.1	Form of Common Stock Certificate.	Broadcom Inc. Quarterly Report on Form 10-Q (Commission File No. 001-38449)	June 14, 2018
4.2	Description of Common Stock.	Broadcom Inc. Annual Report on Form 10-K (Commission File No. 001-38449)	December 20, 2019
4.3
Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.
		Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.4	Supplement Indenture to the January 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2018
4.5	Second Supplement Indenture to the January 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 25, 2019
4.6	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.3).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.7	Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.3).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	January 20, 2017
4.8	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.9	Supplemental Indenture to October 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2018
4.10	Second Supplemental Indenture to October 2017 Indenture, dates as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 25, 2019
4.11	Form of 2.650% Senior Notes due 2023 (included in Exhibit 4.8).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.12	Form of 3.125% Senior Notes due 2025 (included in Exhibit 4.8).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.13	Form of 3.500% Senior Notes due 2028 (included in Exhibit 4.8).	Broadcom Limited Current Report on Form 8-K (Commission File No. 001-37690)	October 17, 2017
4.14
Indenture, dated as of April 5, 2019, by and among the Company, as Issuer, Broadcom Technologies Inc., Broadcom Corporation and Broadcom Cayman Finance Limited, and Wilmington Trust, National Association, as trustee.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 5, 2019
4.15	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.14).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 5, 2019
4.16	Form of 4.750% Senior Notes due 2029 (included in Exhibit 4.14).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 5, 2019
4.17
Indenture, dated as of April 9, 2020, by and among the Company, as Issuer, Broadcom Technologies Inc. and Broadcom Corporation (the “2020 Guarantors”), and Wilmington Trust, National Association, as trustee.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2020
4.18	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.17).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 9, 2020
4.19	Indenture, dated as of May 8, 2020, by and among the Company, as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.20	Form of 2.250% Senior Notes due 2023 (included in Exhibit 4.19).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.21	Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.19).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.22	Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.19).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.23	Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.19).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 8, 2020
4.24	Indenture, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 21, 2020
4.25	Form of 3.459% Senior Notes due 2026 (included in Exhibit 4.24).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 21, 2020
4.26	Form of 4.110% Senior Notes due 2028 (included in Exhibit 4.24).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	May 21, 2020
4.27	Indenture, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.28	Form of 1.950% Senior Notes due 2028 (included in Exhibit 4.27).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.29	Form of 2.450% Senior Notes due 2031 (included in Exhibit 4.27).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.30	Form of 2.600% Senior Notes due 2033 (included in Exhibit 4.27).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.31	Form of 3.500% Senior Notes due 2041 (included in Exhibit 4.27).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.32	Form of 3.750% Senior Notes due 2051 (included in Exhibit 4.27).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.33
Registration Rights Agreement, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., and Truist Securities, Inc., as representatives of the several initial purchasers of the January 2021 senior notes.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	January 19, 2021
4.34	Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.35	Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.34).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.36	Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.34).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.37
Registration Rights Agreement, dated as of March 31, 2021, by and among the Company and BofA Securities, Inc. and HSBC Securities (USA) Inc., as dealer-managers in connection with the March 2021 exchange offer.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	March 31, 2021
4.38	Indenture, dated as of September 30, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2021
4.39	Form of 3.137% Senior Notes due 2035 (included in Exhibit 4.38).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2021
4.40	Form of 3.187% Senior Notes due 2036 (included in Exhibit 4.38).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2021
4.41
Registration Rights Agreement, dated as of September 30, 2021, by and among the Company and BNP Paribas Securities Corp., J.P. Morgan Securities LLC and TD Securities (USA) LLC, as dealer-mangers in connection with the September 2021 exchange offer.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	September 30, 2021
4.42	Indenture, dated April 14, 2022, between the Company and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 15, 2022
4.43	Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.42).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 15, 2022
4.44	Form of 4.15% Senior Notes due 2032 (included in Exhibit 4.42).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 15, 2022
4.45
Registration Rights Agreement, dated as of April 14, 2022, between the Company and BofA Securities, Inc., HSBC Securities (USA) Inc., and RBC Capital Markets, LLC, as representatives of the several initial purchasers of the April 2022 senior notes.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 15, 2022
4.46	Indenture, dated April 18, 2022, between the Company and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 18, 2022
4.47	Form of 4.926% Senior Notes due 2037 (included in Exhibit 4.46).	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 18, 2022
4.48
Registration Rights Agreement, dated April 18, 2022, between the Company and Barclays Capital Inc., BBVA Securities Inc., BNP Paribas Securities Corp. and J.P. Morgan Securities LLC, as dealer-managers in connection with the April 2022 exchange offer.
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 18, 2022
10.1+	Form of Performance Stock Unit Award Agreement (Price Contingency) under Broadcom Inc. 2012 Stock Incentive Plan.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	November 2, 2022
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X
101.SCH	XBRL Schema Document			X
101.CAL	XBRL Calculation Linkbase Document			X
101.DEF	XBRL Definition Linkbase Document			X
101.LAB	XBRL Labels Linkbase Document			X
101.PRE	XBRL Presentation Linkbase Document			X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Kirsten M. Spears
Kirsten M. Spears
Chief Financial Officer
Date: March 8, 2023