Form 10-Q
period 2023-04-30
Broadcom Inc.
filed 2023-06-07
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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

As of May 26, 2023, there were 412,685,405 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2023

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	April 30, 2023	October 30, 2022

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$11,553	$12,416
Trade accounts receivable, net	3,031	2,958
Inventory	1,886	1,925
Other current assets	1,401	1,205
Total current assets	17,871	18,504
Long-term assets:
Property, plant and equipment, net	2,209	2,223
Goodwill	43,614	43,614
Intangible assets, net	5,434	7,111
Other long-term assets	2,539	1,797
Total assets	$71,667	$73,249
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$831	$998
Employee compensation and benefits	634	1,202
Current portion of long-term debt	1,117	440
Other current liabilities	4,929	4,412
Total current liabilities	7,511	7,052
Long-term liabilities:
Long-term debt	38,194	39,075
Other long-term liabilities	3,955	4,413
Total liabilities	49,660	50,540
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 414 and 418 shares issued and outstanding as of April 30, 2023 and October 30, 2022, respectively	—	—
Additional paid-in capital	20,826	21,159
Retained earnings	1,363	1,604
Accumulated other comprehensive loss	(182)	(54)
Total stockholders’ equity	22,007	22,709
Total liabilities and equity	$71,667	$73,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(In millions, except per share data)
Net revenue:
Products	$6,741	$6,417	$13,823	$12,470
Subscriptions and services	1,992	1,686	3,825	3,339
Total net revenue	8,733	8,103	17,648	15,809
Cost of revenue:
Cost of products sold	2,019	1,798	4,244	3,567
Cost of subscriptions and services	158	158	307	314
Amortization of acquisition-related intangible assets	441	707	976	1,437
Restructuring charges	—	1	2	3
Total cost of revenue	2,618	2,664	5,529	5,321
Gross margin	6,115	5,439	12,119	10,488
Research and development	1,312	1,261	2,507	2,467
Selling, general and administrative	438	368	786	689
Amortization of acquisition-related intangible assets	348	398	696	795
Restructuring, impairment and disposal charges	9	18	19	35
Total operating expenses	2,107	2,045	4,008	3,986
Operating income	4,008	3,394	8,111	6,502
Interest expense	(405)	(518)	(811)	(925)
Other income (expense), net	113	(86)	256	(100)
Income before income taxes	3,716	2,790	7,556	5,477
Provision for income taxes	235	200	301	415
Net income	3,481	2,590	7,255	5,062
Dividends on preferred stock	—	(75)	—	(149)
Net income attributable to common stock	$3,481	$2,515	$7,255	$4,913

Net income per share attributable to common stock:
Basic	$8.39	$6.16	$17.40	$11.98
Diluted	$8.15	$5.93	$16.95	$11.53

Weighted-average shares used in per share calculations:
Basic	415	408	417	410
Diluted	427	424	428	426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(In millions)
Net income	$3,481	$2,590	$7,255	$5,062
Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivative instruments	(2)	—	(128)	—
Change in actuarial loss and prior service costs associated with defined benefit plans	—	—	—	1
Other comprehensive income (loss), net of tax	(2)	—	(128)	1
Comprehensive income	$3,479	$2,590	$7,127	$5,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Two Fiscal Quarters Ended
	April 30, 2023	May 1, 2022

	(In millions)
Cash flows from operating activities:
Net income	$7,255	$5,062
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	1,715	2,280
Depreciation	256	271
Stock-based compensation	904	773
Deferred taxes and other non-cash taxes	(889)	70
Loss on debt extinguishment	—	100
Non-cash interest expense	65	65
Other	(18)	125
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(91)	(1,004)
Inventory	39	(370)
Accounts payable	(194)	(31)
Employee compensation and benefits	(566)	(313)
Other current assets and current liabilities	405	808
Other long-term assets and long-term liabilities	(343)	(107)
Net cash provided by operating activities	8,538	7,729
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(234)
Purchases of property, plant and equipment	(225)	(186)
Purchases of investments	(197)	(200)
Other	1	1
Net cash used in investing activities	(421)	(619)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,935
Payments on debt obligations	(260)	(2,352)
Payments of dividends	(3,840)	(3,514)
Repurchases of common stock - repurchase program	(3,994)	(5,500)
Shares repurchased for tax withholdings on vesting of equity awards	(947)	(889)
Issuance of common stock	63	60
Other	(2)	(8)
Net cash used in financing activities	(8,980)	(10,268)
Net change in cash and cash equivalents	(863)	(3,158)
Cash and cash equivalents at beginning of period	12,416	12,163
Cash and cash equivalents at end of period	$11,553	$9,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Two Fiscal Quarters Ended April 30, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of October 30, 2022	418	$—	$21,159	$1,604	$(54)	$22,709
Net income	—	—	—	3,774	—	3,774
Other comprehensive loss	—	—	—	—	(126)	(126)
Dividends to common stockholders	—	—	—	(1,926)	—	(1,926)
Common stock issued	2	—	—	—	—	—
Stock-based compensation	—	—	391	—	—	391
Repurchases of common stock	(2)	—	(107)	(1,081)	—	(1,188)
Shares repurchased for tax withholdings on vesting of equity awards	(1)	—	(324)	—	—	(324)
Balance as of January 29, 2023	417	—	21,119	2,371	(180)	23,310
Net income	—	—	—	3,481	—	3,481
Other comprehensive loss	—	—	—	—	(2)	(2)
Dividends to common stockholders	—	—	—	(1,914)	—	(1,914)
Common stock issued	3	—	63	—	—	63
Stock-based compensation	—	—	513	—	—	513
Repurchases of common stock	(5)	—	(248)	(2,575)	—	(2,823)
Shares repurchased for tax withholdings on vesting of equity awards	(1)	—	(621)	—	—	(621)
Balance as of April 30, 2023	414	$—	$20,826	$1,363	$(182)	$22,007

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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending October 29, 2023 (“fiscal year 2023”) is a 52-week fiscal year. The first quarter of our fiscal year 2023 ended on January 29, 2023, the second quarter ended on April 30, 2023 and the third quarter ends on July 30, 2023. Our fiscal year ended October 30, 2022 (“fiscal year 2022”) was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The October 30, 2022 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2022 as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. The operating results for the fiscal quarter ended April 30, 2023 are not necessarily indicative of the results that may be expected for fiscal year 2023, or for any other future period.
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
2. Revenue from Contracts with Customers
We account for a contract with a customer when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified, payment terms can be identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration to which we are entitled. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer.

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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended April 30, 2023
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$780	$5,458	$503	$6,741
Subscriptions and services (a)	1,454	126	412	1,992
Total	$2,234	$5,584	$915	$8,733

	Fiscal Quarter Ended May 1, 2022
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$658	$5,260	$499	$6,417
Subscriptions and services (a)	1,154	125	407	1,686
Total	$1,812	$5,385	$906	$8,103

	Two Fiscal Quarters Ended April 30, 2023
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,389	$11,395	$1,039	$13,823
Subscriptions and services (a)	2,684	326	815	3,825
Total	$4,073	$11,721	$1,854	$17,648

	Two Fiscal Quarters Ended May 1, 2022
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,206	$10,244	$1,020	$12,470
Subscriptions and services (a)	2,263	253	823	3,339
Total	$3,469	$10,497	$1,843	$15,809
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

Contract Balances

	April 30, 2023	October 30, 2022

	(In millions)
Contract Assets	$401	$128

Contract Liabilities	$3,793	$3,341
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements, which may include termination for convenience provisions. The amount of revenue recognized during the two fiscal quarters ended April 30, 2023 that was included in the contract liabilities balance as of October 30, 2022 was $2,287 million. The amount of revenue recognized during the two fiscal quarters ended May 1, 2022 that was included in the contract liabilities balance as of October 31, 2021 was $1,974 million.
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
Certain multi-year customer contracts primarily in our semiconductor solutions segment contain firmly committed amounts and the remaining performance obligations under these contracts as of April 30, 2023 were approximately $21.4 billion. We expect approximately 27% of this amount to be recognized as revenue over the next 12 months. Although the majority of our software contracts are not deemed to be committed, our customers generally do not exercise their termination for convenience rights. In addition, the majority of our contracts for products, subscriptions and services have a duration of one year or less. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
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
4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $3,018 million and $3,915 million of time deposits and $2,414 million and $2,365 million of money-market funds as of April 30, 2023 and October 30, 2022, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $900 million and $1,925 million during the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively, and $900 million and $2,100 million during the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively. Factoring fees for the sales of receivables were recorded in other income (expense), net and were not material for any of the periods presented.
Inventory

	April 30, 2023	October 30, 2022

	(In millions)
Finished goods	$577	$780
Work-in-process	1,038	966
Raw materials	271	179
Total inventory	$1,886	$1,925
Other Current Assets

	April 30, 2023	October 30, 2022

	(In millions)
Prepaid expenses	$676	$864
Other	725	341
Total other current assets	$1,401	$1,205

Other Current Liabilities

	April 30, 2023	October 30, 2022

	(In millions)
Contract liabilities	$3,427	$2,931
Tax liabilities	650	680
Interest payable	382	393
Other	470	408
Total other current liabilities	$4,929	$4,412
Other Long-Term Liabilities

	April 30, 2023	October 30, 2022

	(In millions)
Unrecognized tax benefits	$2,841	$3,229
Other	1,114	1,184
Total other long-term liabilities	$3,955	$4,413
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(In millions)
Cash paid for interest	$397	$459	$758	$699
Cash paid for income taxes	$891	$240	$1,164	$426
Derivative Instruments
During the fiscal quarter ended January 29, 2023 and fiscal year 2022, we entered into treasury rate lock contracts with original maturities of approximately one year to hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances. These treasury rate locks are designated and accounted for as cash flow hedging instruments. As of April 30, 2023 and October 30, 2022, the total notional amounts of these contracts were $5.5 billion and $1.3 billion, respectively. As of April 30, 2023, the fair value of $120 million was recorded in other current liabilities. As of October 30, 2022, the fair value of $47 million was recorded in other long-term assets. The change in fair value was recorded as a component of other comprehensive income (loss), net of tax, in our condensed consolidated statements of comprehensive income.

5. Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of April 30, 2023:
Purchased technology	$19,450	$(16,396)	$3,054
Customer contracts and related relationships	7,066	(5,147)	1,919
Order backlog	484	(432)	52
Trade names	700	(405)	295
Other	174	(89)	85
Intangible assets subject to amortization	27,874	(22,469)	5,405
In-process research and development	29	—	29
Total	$27,903	$(22,469)	$5,434

As of October 30, 2022:
Purchased technology	$19,450	$(15,422)	$4,028
Customer contracts and related relationships	7,066	(4,535)	2,531
Order backlog	484	(382)	102
Trade names	700	(372)	328
Other	174	(81)	93
Intangible assets subject to amortization	27,874	(20,792)	7,082
In-process research and development	29	—	29
Total	$27,903	$(20,792)	$7,111
Based on the amount of intangible assets subject to amortization as of April 30, 2023, the expected amortization expense was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2023 (remainder)	$1,578
2024	2,388
2025	681
2026	344
2027	216
Thereafter	198
Total	$5,405
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	April 30, 2023

(In years)
Purchased technology	3
Customer contracts and related relationships	2
Order backlog	1
Trade names	8
Other	8

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
Potentially dilutive shares outstanding include the dilutive effect of unvested RSUs and employee stock purchase plan rights under the Broadcom Inc. Employee Stock Purchase Plan (“ESPP”), (collectively referred to as “equity awards”), as well as 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share (“Mandatory Convertible Preferred Stock”), which was all converted into shares of our common stock before the end of fiscal year 2022. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.
The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for purchasing shares under the ESPP and the amount of stock-based compensation expense for future service that we have not yet recognized are collectively assumed to be used to repurchase shares. The dilutive effect of Mandatory Convertible Preferred Stock is calculated using the if-converted method. The if-converted method assumes that these securities were converted at the beginning of the reporting period to the extent that the effect is dilutive.
For each of the fiscal quarter and two fiscal quarters ended May 1, 2022, diluted net income per share excluded the potentially dilutive effect of 12 million shares of common stock issuable upon the conversion of Mandatory Convertible Preferred Stock as their effect was antidilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(In millions, except per share data)
Numerator:
Net income	$3,481	$2,590	$7,255	$5,062
Dividends on preferred stock	—	(75)	—	(149)
Net income attributable to common stock	$3,481	$2,515	$7,255	$4,913

Denominator:
Weighted-average shares outstanding - basic	415	408	417	410
Dilutive effect of equity awards	12	16	11	16
Weighted-average shares outstanding - diluted	427	424	428	426

Net income per share attributable to common stock:
Basic	$8.39	$6.16	$17.40	$11.98
Diluted	$8.15	$5.93	$16.95	$11.53

7. Borrowings

	Effective Interest Rate	April 30, 2023	October 30, 2022

	(Dollars in millions)
April 2022 Senior Notes - fixed rate
4.000% notes due April 2029	4.17%	$750	$750
4.150% notes due April 2032	4.30%	1,200	1,200
4.926% notes due May 2037	5.33%	2,500	2,500
		4,450	4,450
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%	3,250	3,250
3.187% notes due November 2036	4.79%	2,750	2,750
		6,000	6,000
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	1,118	1,118
		1,870	1,870
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	105	105
3.150% notes due November 2025	3.29%	900	900
4.150% notes due November 2030	4.27%	1,856	1,856
4.300% notes due November 2032	4.39%	2,000	2,000
		4,861	4,861
April 2020 Senior Notes - fixed rate
5.000% notes due April 2030	5.18%	606	606

April 2019 Senior Notes - fixed rate
3.625% notes due October 2024	3.98%	622	622
4.750% notes due April 2029	4.95%	1,655	1,655
		2,277	2,277
2017 Senior Notes - fixed rate
2.650% notes due January 2023	2.78%	—	260
3.625% notes due January 2024	3.74%	829	829
3.125% notes due January 2025	3.23%	495	495
3.875% notes due January 2027	4.02%	2,922	2,922

	Effective Interest Rate	April 30, 2023	October 30, 2022

	(Dollars in millions)
3.500% notes due January 2028	3.60%	777	777
		5,023	5,283
Assumed CA Senior Notes - fixed rate
4.500% notes due August 2023	4.10%	143	143
4.700% notes due March 2027	5.15%	215	215
		358	358
Other senior notes - fixed rate
3.500% notes due August 2024	3.55%	7	7
4.500% notes due August 2034	4.55%	6	6
		13	13

Total principal amount outstanding		$40,958	$41,218

Current portion of principal amount outstanding		$1,077	$403
Short-term finance lease liabilities		40	37
Total current portion of long-term debt		$1,117	$440

Non-current portion of principal amount outstanding		$39,881	$40,815
Long-term finance lease liabilities		12	22
Unamortized discount and issuance costs		(1,699)	(1,762)
Total long-term debt		$38,194	$39,075
Credit Agreement
In January 2021, we entered into a credit agreement (the “Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under our revolving credit facility for revolving loans. Subject to the terms of the Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the Credit Agreement. We had no borrowings outstanding under our revolving credit facility at either April 30, 2023 or October 30, 2022.
Commercial Paper
In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under our revolving credit facility. We had no Commercial Paper outstanding at either April 30, 2023 or October 30, 2022.
Fair Value of Debt
As of April 30, 2023, the estimated aggregate fair value of debt was $35,573 million. The fair value of our senior notes was determined using quoted prices from less active markets. All of our debt obligations are categorized as Level 2 instruments.

Future Principal Payments of Debt
The future scheduled principal payments of debt as of April 30, 2023 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2023 (remainder)	$143
2024	1,563
2025	495
2026	1,652
2027	3,137
Thereafter	33,968
Total	$40,958
As of April 30, 2023 and October 30, 2022, we were in compliance with all debt covenants.
8. Stockholders’ Equity
Cash Dividends Declared and Paid

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(In millions, except per share data)
Dividends per share to common stockholders	$4.60	$4.10	$9.20	$8.20
Dividends to common stockholders	$1,914	$1,676	$3,840	$3,365
Dividends per share to preferred stockholders	$—	$20.00	$—	$40.00
Dividends to preferred stockholders	$—	$74	$—	$149
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
We repurchased and retired approximately 5 million and 7 million shares of our common stock for $2,806 million and $3,994 million during the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively, and approximately 5 million and 9 million shares of our common stock for $2,776 million and $5,500 million during the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively, under these stock repurchase programs.
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

Stock-Based Compensation Expense

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(In millions)
Cost of products sold	$22	$16	$38	$34
Cost of subscriptions and services	28	20	49	38
Research and development	354	261	621	529
Selling, general and administrative	109	89	196	172
Total stock-based compensation expense	$513	$386	$904	$773
As of April 30, 2023, the total unrecognized compensation cost related to unvested stock-based awards was $7,357 million, which is expected to be recognized over the remaining weighted-average service period of 3.8 years.
Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding		Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of October 30, 2022	18		$238.49
Granted	12		$513.28
Vested	(5)		$224.49
Forfeited	—	*	$266.60
Balance as of April 30, 2023	25		$373.97
_______________
* Represents fewer than 1 million shares.
The aggregate fair value of time- and market-based RSUs that vested during the two fiscal quarters ended April 30, 2023 was $2,591 million, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
9. Income Taxes
The provision for income taxes was $235 million and $301 million for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively, compared to $200 million and $415 million for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively. The increase in the provision for income taxes in the fiscal quarter ended April 30, 2023, as compared to the prior year fiscal period, was primarily due to higher income before income taxes, partially offset by an increase in the recognition of uncertain tax benefits as a result of lapses of statutes of limitations. The decrease in the provision for income taxes in the two fiscal quarters ended April 30, 2023, as compared to the prior year fiscal period, was primarily due to the recognition of uncertain tax benefits as a result of lapses of statutes of limitations, partially offset by higher income before income taxes.
As of April 30, 2023, we had $5,384 million of gross unrecognized tax benefits and accrued interest and penalties. It is possible that our existing unrecognized tax benefits may change up to $329 million within the next 12 months as a result of lapses of statutes of limitations for certain audit periods, anticipated closures of audit examinations and changes in balances related to tax positions to be taken during the current fiscal year.
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

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(In millions)
Net revenue:
Semiconductor solutions	$6,808	$6,229	$13,915	$12,102
Infrastructure software	1,925	1,874	3,733	3,707
Total net revenue	$8,733	$8,103	$17,648	$15,809

Operating income:
Semiconductor solutions	$4,000	$3,626	$8,123	$6,975
Infrastructure software	1,412	1,313	2,719	2,620
Unallocated expenses	(1,404)	(1,545)	(2,731)	(3,093)
Total operating income	$4,008	$3,394	$8,111	$6,502

11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of April 30, 2023:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments

	(In millions)
2023 (remainder)	$55	$146
2024	256	271
2025	136	158
2026	9	169
2027	7	112
Thereafter	7	447
Total	$470	$1,303
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits as of April 30, 2023, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $2,841 million of unrecognized tax benefits and accrued interest and penalties as of April 30, 2023 have been excluded from the table above.
Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our lines of business, including commercial disputes, employment issues, tax disputes and disputes involving claims by third parties that our activities infringe their patent, copyright, trademark or other IP rights, as well as regulatory investigations or inquiries. Legal proceedings and regulatory investigations or inquiries are often complex, may require the expenditure of significant funds and other resources, and the outcomes of such proceedings are inherently uncertain, with material adverse outcomes possible. IP property claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing IP. Claims that our products or processes infringe or misappropriate any third-party IP rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time, we pursue litigation to assert our IP rights. Regardless of the merit or resolution of any such litigation, complex IP litigation is generally costly and diverts the efforts and attention of our management and technical personnel.
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
12. Subsequent Events
Cash Dividends Declared
On May 31, 2023, our Board of Directors declared a quarterly cash dividend of $4.60 per share on our common stock, payable on June 30, 2023 to stockholders of record on June 22, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 30, 2022 (“fiscal year 2022”) included in our Annual Report on Form 10-K for fiscal year 2022 (“2022 Annual Report on Form 10-K”). References to “Broadcom,” “we,” “our,” and “us” are to Broadcom Inc. and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include our pending acquisition of VMware, Inc.; projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies and objectives of management for future operations; and statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property (“IP”) rights. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
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
Quarterly Highlights
Highlights during the fiscal quarter ended April 30, 2023 include the following:
•We generated $4,502 million of cash from operations.
•We paid $1,914 million in cash dividends.
•We repurchased $2,806 million of common stock.
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
There were no significant changes in our critical accounting estimates during the two fiscal quarters ended April 30, 2023 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report on Form 10-K.
Results of Operations
Fiscal Quarter and Two Fiscal Quarters Ended April 30, 2023 Compared to Fiscal Quarter and Two Fiscal Quarters Ended May 1, 2022

The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$6,741	$6,417	77%	79%
Subscriptions and services	1,992	1,686	23	21
Total net revenue	8,733	8,103	100	100
Cost of revenue:
Cost of products sold	2,019	1,798	23	22
Cost of subscriptions and services	158	158	2	2
Amortization of acquisition-related intangible assets	441	707	5	9
Restructuring charges	—	1	—	—
Total cost of revenue	2,618	2,664	30	33
Gross margin	6,115	5,439	70	67
Research and development	1,312	1,261	15	16
Selling, general and administrative	438	368	5	4
Amortization of acquisition-related intangible assets	348	398	4	5
Restructuring, impairment and disposal charges	9	18	—	—
Total operating expenses	2,107	2,045	24	25
Operating income	$4,008	$3,394	46%	42%

	Two Fiscal Quarters Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$13,823	$12,470	78%	79%
Subscriptions and services	3,825	3,339	22	21
Total net revenue	17,648	15,809	100	100
Cost of revenue:
Cost of products sold	4,244	3,567	24	23
Cost of subscriptions and services	307	314	2	2
Amortization of acquisition-related intangible assets	976	1,437	5	9
Restructuring charges	2	3	—	—
Total cost of revenue	5,529	5,321	31	34
Gross margin	12,119	10,488	69	66
Research and development	2,507	2,467	14	16
Selling, general and administrative	786	689	5	4
Amortization of acquisition-related intangible assets	696	795	4	5
Restructuring, impairment and disposal charges	19	35	—	—
Total operating expenses	4,008	3,986	23	25
Operating income	$8,111	$6,502	46%	41%

Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to WT Microelectronics Co., Ltd., a distributor, accounted for 17% and 19% of our net revenue for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively, and 17% and 20% of our net revenue for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 35% of our net revenue for each of the fiscal quarter and two fiscal quarters ended April 30, 2023 and May 1, 2022. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 18% and 20% of our net revenue for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively, and approximately 20% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 1, 2022. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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
The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Net Revenue by Segment	April 30, 2023	May 1, 2022	$ Change	% Change	April 30, 2023	May 1, 2022	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$6,808	$6,229	$579	9%	$13,915	$12,102	$1,813	15%
Infrastructure software	1,925	1,874	51	3%	3,733	3,707	26	1%
Total net revenue	$8,733	$8,103	$630	8%	$17,648	$15,809	$1,839	12%

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
Net Revenue by Segment	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022

	(As a percentage of net revenue)
Semiconductor solutions	78%	77%	79%	77%
Infrastructure software	22	23	21	23
Total net revenue	100%	100%	100%	100%
Net revenue from our semiconductor solutions segment increased in the fiscal quarter and two fiscal quarters ended April 30, 2023 compared to the prior year fiscal periods due to strong product demand, primarily for networking, server storage and broadband products, partially offset by lower demand for wireless products. Net revenue from our infrastructure software segment increased in the fiscal quarter and two fiscal quarters ended April 30, 2023 compared to the prior year fiscal periods primarily due to increases in sales from our mainframe solutions products, partially offset by lower demand for our FC SAN products.
Gross Margin
Gross margin was $6,115 million, or 70% of net revenue, for the fiscal quarter ended April 30, 2023 compared to $5,439 million, or 67% of net revenue, for the fiscal quarter ended May 1, 2022, and $12,119 million, or 69% of net revenue, for the two fiscal quarters ended April 30, 2023 compared to $10,488 million, or 66% of net revenue, for the two fiscal quarters ended May 1, 2022.
The increases were primarily due to lower amortization of acquisition-related intangible assets, mainly from our 2016 acquisition of Broadcom Corporation, slightly offset by less favorable margin within our semiconductor solutions segment driven primarily by product mix.
Research and Development Expense
Research and development expense increased $51 million, or 4%, and $40 million, or 2%, for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher stock-based compensation expense as a result of annual employee equity awards granted at higher grant-date fair values and an increase in headcount, partially offset by lower variable employee compensation expense.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $70 million, or 19%, and $97 million, or 14%, for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher costs incurred in connection with the pending VMware Merger and higher stock-based compensation expense as a result of annual employee equity awards granted at higher grant-date fair values, partially offset by lower variable employee compensation expense.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $50 million, or 13%, and $99 million, or 12%, for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively, compared to the prior year fiscal periods. The decreases were primarily due to lower amortization of customer-related intangible assets from our acquisition of LSI Corporation.
Restructuring, Impairment and Disposal Charges
Restructuring, impairment and disposal charges recognized in operating expenses decreased $9 million, or 50%, and $16 million, or 46%, for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively, compared to the prior year fiscal periods. The decreases were primarily due to lower lease-related charges following the completion of key restructuring activities from acquisitions.
Stock-Based Compensation Expense
Total stock-based compensation expense was $513 million and $904 million for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively, and $386 million and $773 million for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively. The increases were primarily due to annual employee equity awards granted at higher grant-date fair values during the fiscal quarter ended April 30, 2023.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of April 30, 2023. The remaining weighted-average service period was 3.8 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2023 (remainder)	$1,230
2024	2,209
2025	1,780
2026	1,346
2027	670
Thereafter	122
Total	$7,357
During the first quarter of fiscal year ended November 3, 2019 (“fiscal year 2019”), our Compensation Committee approved a broad-based program of multi-year equity grants of time- and market-based RSUs (the “Multi-Year Equity Awards”) in lieu of our annual employee equity awards historically granted on March 15 of each year. Each Multi-Year Equity Award vests on the same basis as four annual grants made on March 15 of each year, beginning in fiscal year 2019, with successive four-year vesting periods. We recognize stock-based compensation expense related to the Multi-Year Equity Awards from the grant date through their respective vesting date, ranging from 4 years to 7 years.

Segment Operating Results

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Operating Income by Segment	April 30, 2023	May 1, 2022	$ Change	% Change	April 30, 2023	May 1, 2022	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$4,000	$3,626	$374	10%	$8,123	$6,975	$1,148	16%
Infrastructure software	1,412	1,313	99	8%	2,719	2,620	99	4%
Unallocated expenses	(1,404)	(1,545)	141	(9)%	(2,731)	(3,093)	362	(12)%
Total operating income	$4,008	$3,394	$614	18%	$8,111	$6,502	$1,609	25%
Operating income from our semiconductor solutions segment increased in the fiscal quarter and two fiscal quarters ended April 30, 2023 compared to the prior year fiscal periods primarily due to higher net revenue from networking, server storage, and broadband products, partially offset by lower net revenue from wireless products. Operating income from our infrastructure software segment increased in the fiscal quarter and two fiscal quarters ended April 30, 2023 compared to the prior year fiscal periods primarily due to higher net revenue from our mainframe solutions products, partially offset by lower net revenue from our FC SAN products.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring, impairment and disposal charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 9% and 12% for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively, compared to the prior year fiscal periods, primarily due to lower amortization of acquisition-related intangible assets, partially offset by higher stock-based compensation expense.
Non-Operating Income and Expenses
Interest expense. Interest expense was $405 million and $811 million for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively, compared to $518 million and $925 million for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively. The decreases were primarily due to losses on extinguishment of debt related to debt transactions incurred in the fiscal quarter ended May 1, 2022. We expect to incur additional interest expense in future periods as a result of indebtedness associated with the pending VMware Merger.
Other income (expense), net. Other income (expense), net, includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $113 million and $256 million for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively, compared to other expense, net, of $86 million and $100 million for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively. The changes were primarily due to higher interest income as a result of higher interest rates and changes in investment gains or losses.
Provision for income taxes. The provision for income taxes was $235 million and $301 million for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively, compared to $200 million and $415 million for the fiscal quarter and two fiscal quarters ended May 1, 2022, respectively. The increase for the fiscal quarter ended April 30, 2023 compared to the prior year fiscal period was primarily due to higher income before income taxes, partially offset by the recognition of uncertain tax benefits as a result of lapses of statutes of limitations. The decrease for the two fiscal quarters ended April 30, 2023 compared to the prior year fiscal period was primarily due to the recognition of uncertain tax benefits as a result of lapses of statutes of limitations, partially offset by higher income before income taxes.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of April 30, 2023 consisted of: (i) $11,553 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility. In addition, we may also generate cash from the sale of assets and debt or equity financing from time to time.

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
Working Capital
Working capital decreased to $10,360 million at April 30, 2023 from $11,452 million at October 30, 2022. The decrease was primarily attributable to the following:
•Cash and cash equivalents decreased to $11,553 million at April 30, 2023 from $12,416 million at October 30, 2022, primarily due to $3,994 million of common stock repurchases, $3,840 million of dividend payments, $947 million of employee withholding tax payments related to net settled equity awards, and $260 million of a debt payment, substantially offset by $8,538 million in net cash provided by operating activities.
•Current portion of long-term debt increased to $1,117 million at April 30, 2023 from $440 million at October 30, 2022 due to certain debt instruments becoming due within the next twelve months, partially offset by a repayment.
•Other current liabilities increased to $4,929 million at April 30, 2023 from $4,412 million at October 30, 2022, primarily due to increases in contract liabilities and derivative liabilities.
These decreases in working capital were offset in part by the following:
•Employee compensation and benefits decreased to $634 million at April 30, 2023 from $1,202 million at October 30, 2022, primarily due to the timing of employee bonus plan payments.
•Other current assets increased to $1,401 million at April 30, 2023 from $1,205 million at October 30, 2022, primarily due to purchases of short-term investments and an increase in contract assets, offset in part by a decrease in prepaid income taxes.
•Accounts payable decreased to $831 million at April 30, 2023 from $998 million at October 30, 2022, primarily due to the timing of vendor payments.

Capital Returns

	Two Fiscal Quarters Ended
Cash Dividends Declared and Paid	April 30, 2023	May 1, 2022

	(In millions, except per share data)
Dividends per share to common stockholders	$9.20	$8.20
Dividends to common stockholders	$3,840	$3,365
Dividends per share to preferred stockholders	$—	$40.00
Dividends to preferred stockholders	$—	$149
On September 30, 2019, we issued approximately 4 million shares of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share. These shares were converted into shares of our common stock during fiscal year 2022.
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2022, which was subsequently extended to December 31, 2023 (the “December 2021 Authorization”). In May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to an additional $10 billion of our common stock from time to time through December 31, 2023 (the “May 2022 Authorization”). As of April 30, 2023, $9,006 million of the authorized amount remained available for repurchases.
During the two fiscal quarters ended April 30, 2023 and May 1, 2022, we repurchased and retired approximately 7 million and 9 million shares of our common stock for $3,994 million and $5,500 million, respectively, under these stock repurchase programs.
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
During the two fiscal quarters ended April 30, 2023 and May 1, 2022, we paid approximately $947 million and $889 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 2 million shares of common stock from employees in connection with such net share settlements during each of the two fiscal quarters ended April 30, 2023 and May 1, 2022.
Cash Flows

	Two Fiscal Quarters Ended
	April 30, 2023	May 1, 2022

	(In millions)
Net cash provided by operating activities	$8,538	$7,729
Net cash used in investing activities	(421)	(619)
Net cash used in financing activities	(8,980)	(10,268)
Net change in cash and cash equivalents	$(863)	$(3,158)
Operating Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $809 million increase in cash provided by operations during the two fiscal quarters ended April 30, 2023 compared to the prior year fiscal period was primarily due to $2,193 million higher net income and a $267 million increase resulting from changes in operating assets and liabilities, offset in part by $1,651 million lower non-cash adjustments including deferred taxes and other non-cash taxes, and amortization of intangible assets.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions, capital expenditures and purchases of investments. The $198 million decrease in cash used in investing activities during the two fiscal quarters ended April 30, 2023 compared to the prior year fiscal period was primarily due to $234 million in cash paid for acquisitions in the prior year fiscal period.

Financing Activities
Cash flows from financing activities primarily consisted of our stock repurchases, dividend payments, proceeds and payments related to our long-term borrowings, and employee withholding tax payments related to net settled equity awards. The $1,288 million decrease in cash used in financing activities during the two fiscal quarters ended April 30, 2023 compared to the prior year fiscal period was primarily due to a $1,506 million decrease in stock repurchases and a $157 million change in net borrowing activities, offset in part by a $326 million increase in dividend payments.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risks from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2022 Annual Report on Form 10-K, except as disclosed below.
Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding debt. As of April 30, 2023, we had $41.0 billion in principal amount of debt outstanding, and the estimated aggregate fair value of debt was $35.6 billion. As of April 30, 2023, a hypothetical 50 basis points increase or decrease in market interest rates would change the fair value of debt, by a decrease or increase of approximately $1.5 billion. However, this hypothetical change in interest rates would not impact the interest expense on our debt as we only had fixed rate senior notes outstanding. To hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances, we have entered, and in the future may enter, into treasury rate lock contracts.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2023. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of April 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•We are dependent on senior management and if we are unable to attract and retain qualified personnel, we may not be able to execute our business strategy effectively.
•The failure to complete or realize the expected benefits of our acquisition of VMware may adversely affect our business and our stock price.
•We may pursue acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.
•We may be involved in legal proceedings, including IP, securities litigation, and employee-related claims that could adversely affect our business.
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
•The COVID-19 pandemic has disrupted normal business activity.
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
•Our income taxes and overall cash tax costs are affected by a number of factors that could materially adversely affect financial results.
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
The semiconductor industry is highly cyclical and is characterized by price erosion, wide fluctuations in product supply and demand, constant and rapid technological change, evolving technical standards, frequent new product introductions, and short product life cycles (for semiconductors and for many of the end products in which they are used). From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. The industry previously experienced a significant upturn due to a supply imbalance that resulted in record profitability and increases in average selling prices. The industry, however, is currently experiencing a downturn, and historically, such down-cycles have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix, accelerated erosion of average selling prices and elimination of expedite fees leading to reduced profitability and a decline in our stock price. The Creating Helpful Incentives to Produce Semiconductors for America Act could also result in an increase in supply leading to excess inventory and a decrease in average selling prices. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, our net revenue may decline and our financial condition and results of operations may suffer.
The majority of our sales come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We are dependent on a small number of end customers, original equipment manufacturers (“OEMs”), their respective contract manufacturers (“CMs”), and certain distributors for a majority of our business and revenue. For the two fiscal quarters ended April 30, 2023, sales to distributors accounted for 53% of our net revenue. We believe aggregate sales, through all channels, to Apple and our top five end customers, accounted for approximately 20% and 35%, respectively, of our net revenue for the two fiscal quarters ended April 30, 2023. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material adverse developments experienced by our significant customers.
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
Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), one of our CMs, manufactured approximately 90% of the wafers manufactured by our CMs during the two fiscal quarters ended April 30, 2023. We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.

If any of the foregoing circumstances occur, we may be unable to meet our customer demand, or to the same extent as our competitors, fail to meet our contractual obligations or forgo revenue opportunities. This could damage our relationships with our customers or result in litigation for alleged failure to meet our obligations, payment of significant damages, and our net revenue could decline, adversely affecting our business, financial condition, results of operations and gross margin.
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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide (“InP”) wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During the two fiscal quarters ended April 30, 2023, we purchased approximately two-thirds of our manufacturing materials from five materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints, inflation, or other factors, any of which could lead to interruption of supply or increased demand in the industry. For example, macroeconomic and geopolitical conditions, as well as the COVID-19 pandemic, caused some supply constraints and increases in prices, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. Any such supply constraints could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to cease the manufacture and distribution of certain products, and we could be subject to administrative proceedings and civil or criminal penalties.
Our business is subject to various domestic and international laws and other legal requirements, including anti-competition and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders. These laws, regulations and orders are complex, may change frequently and with limited notice, and have generally and may continue to become more stringent over time. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. The U.S. government may also add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries, which have had and may continue to have an adverse effect on our ability to sell our products and our revenue. For example, Huawei Technologies Co., Ltd., one of our customers, is subject to certain U.S. export restrictions, which has required us to suspend sales to Huawei until we obtain licenses from the U.S. Department of Commerce. We may be unable to obtain or maintain the necessary licenses to allow us to export products to them. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with China, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products, and adversely affect our business and results of operations.
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
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of April 30, 2023, nearly 49% of our employees were located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•changes in political, regulatory, legal or economic conditions or geopolitical turmoil (including China-Taiwan relations), including terrorism, war or political or military coups, state-sponsored or politically motivated cyber-attacks, or civil disturbances or political instability (foreign and domestic);
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 53% of our net revenue in the two fiscal quarters ended April 30, 2023 and are subject to a number of risks, including:
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

In addition, we sell our semiconductor products through an increasingly limited number of distributors, which exposes us to additional customer concentration and related credit risks.
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
Our future success depends on our ability to attract, retain and motivate qualified personnel. As the source of our technological and product innovations, our engineering and technical personnel (including cyber security experts) are a significant asset. Competition for these employees is significant in many areas of the world in which we operate, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. In addition, current or future immigration laws may make it more difficult to hire or retain qualified engineers, further limiting the pool of available talent. We believe equity awards provide a powerful long-term retention incentive and have historically granted these awards to the substantial majority of our employees. If we are unable to continue our current equity granting philosophy, this could impair our efforts to attract and retain necessary personnel. Any inability to retain, attract or motivate such personnel and provide competitive employment benefits could have a material adverse effect on our business, financial condition and results of operations.
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
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits of the VMware Merger within our anticipated timeframe or at all and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. The successful integration of the VMware business will require significant management attention both before and after the completion of the VMware Merger, and may divert the attention of management from our business and operational issues.
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
We largely build to order and have extended customer lead times substantially, which has limited and may continue to limit our ability to fulfill orders and satisfy all of the demand for our products. Customers may require rapid increases in production on short notice. If we are unable to meet such increases in demand, this could damage our customer relationships, reduce revenue growth and margins, subject us to additional liabilities, harm our reputation, and prevent us from taking advantage of opportunities.
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
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal fabrication facilities for products utilizing our innovative and proprietary processes. Our Fort Collins and Breinigsville facilities are the sole sources for the film bulk acoustic resonator components used in many of our wireless devices and for the InP-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our CMs and suppliers, are located in California and the Pacific Rim region, which have above average seismic activity and severe weather activity. In addition, a significant majority of our research and development personnel are located in the Czech Republic, India, Israel, and the U.S., with the expertise of the personnel at each such location tending to be focused on one or two specific areas, and our primary warehouse is in Malaysia.
A prolonged disruption at or shut-down of one or more of our manufacturing facilities or warehouses, especially our Colorado, Singapore, Malaysia and Pennsylvania facilities, or those of our CMs or suppliers, due to natural- or man-made disasters or other events outside of our control, such as equipment malfunction or widespread outbreaks of acute illness, including COVID-19, or for any other reason, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. To date, we have not experienced a material event, however such an event could disrupt our operations, delay production, shipments and revenue, result in us being unable to timely satisfy customer demand, expose us to claims by our customers, result in significant expense to repair or replace our affected facilities, and, in some instances, could significantly curtail our research and development efforts in a particular product area or target market. As a result, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could materially and adversely affect our business. Although we purchase insurance to mitigate certain losses, such insurance often carries a high deductible amount and any uninsured losses could negatively affect our operating results. In addition, even if we were able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
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
Cyber-attacks are increasing in number and sophistication, are well-financed, in some cases supported by state actors, and are designed to not only attack, but also to evade detection. Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Geopolitical instability, such as Russia’s invasion of Ukraine, may increase the likelihood that we will experience direct or collateral consequences from cyber conflicts between nation-states or other politically motivated actors targeting critical technology infrastructure. Accidental or willful security breaches or other unauthorized access to our information systems or the systems of our service providers, or the existence of computer viruses or malware (such as ransomware) in our or their data or software could expose us to a risk of information loss, business disruption, or misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees or third parties. Such an event could disrupt our business and result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, significant remediation costs, disruption of key business operations and significant diversion of our resources, as well as fines and other sanctions resulting from any related breaches of data privacy regulations (such as the General Data Protection Regulation), any of which could have a material adverse effect on our business, profitability and financial condition. While we may be entitled to damages if our vendors fail to perform under their agreements with us, any award may be insufficient to cover the actual costs incurred by us and, as a result of a vendor’s failure to perform, we may be unable to collect any damages.
Despite our internal controls and investment in security measures, we have, from time to time, been subject to disruptive cyber-attacks and attempts of unauthorized network intrusions and malware on our own IT networks. Although no such cyber security incidents have been material to Broadcom, we continue to devote resources to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future. Businesses we acquire may increase the scope and complexity of our IT networks, and this may increase our risk exposure to cyber-attack when there are difficulties integrating diverse legacy systems that support operations for the acquired businesses.
U.S. and foreign regulators, as well as customers and service providers, have also increased their focus on cyber security vulnerabilities and risks. Compliance with laws, regulations and contractual provisions concerning privacy, cyber security, secure technology development, data governance, data protection, confidentiality and IP could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties and may also increase our overall compliance burden.
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
Certain aspects of our software products are intended to manage and secure IT infrastructures and environments, and as a result, we expect these products to be ongoing targets of cyber-attacks. Open-source code or other third-party software used in these products could also be targeted. Although we continually seek to improve our countermeasures to prevent such incidents, we may be unable to anticipate every scenario and it is possible that certain cyber threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack or an accidental incident on us and our customers. Additionally, efforts by malicious cyber actors or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers. A successful cyber-attack involving our products could cause customers and potential customers to believe our services are ineffective or unreliable and result in, among other things, the loss of customers, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations and give rise to significant costs, including costs related to developing solutions or indemnification obligations under our agreements. Any such event could adversely impact our revenue and results of operations. See also “An impairment of the confidentiality, integrity, or availability of our IT systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business”.
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
We collect, use and store (collectively, “process”) a high volume, variety and velocity of certain personal information in connection with the operation of our business. This creates various levels of privacy risks across different parts of our business, depending on the type of personal information, the jurisdiction in question and the purpose of their processing. The personal information we process is subject to an increasing number of federal, state, local, and foreign laws and regulations regarding privacy and data security, as well as contractual commitments. Privacy legislation and other data protection regulations, enforcement and policy activity in this area are expanding rapidly in many jurisdictions and creating a complex regulatory compliance environment. Sectoral legislation, certification requirements and technical standards applying to certain categories of our customers, such as those is the financial services or public sector, have exacerbated this trend. The cost of complying with and implementing these privacy-related and data governance measures could be significant as they may create additional burdensome security, business process, business record or data localization requirements. Concerns about government interference, sovereignty, expanding privacy, cyber security and data governance legislation could adversely affect our customers and our products and services, particularly in cloud computing, artificial intelligence and our own data management practices. The theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims. Any inadvertent failure or perceived failure by us to comply with privacy, data governance or cyber security obligations may result in governmental enforcement actions, litigation, substantial fines and damages, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

The COVID-19 pandemic has disrupted normal business activity, which has impacted how we operate our business.
The COVID-19 pandemic and the efforts to control it disrupted, and reduced the efficiency of, normal business activities in much of the world. Authorities around the world implemented numerous unprecedented measures that impacted our workforce and operations, and those of our customers, CMs, suppliers and logistics providers resulting in significant logistical challenges and product delays. We experienced some disruption to parts of our global semiconductor supply chain, including procuring necessary components and inputs in a timely fashion, with suppliers increasing lead times or placing products on allocation. As a result of these supply chain disruptions, we increased customer order lead times, placed some products on allocation and are largely building semiconductor products to order, which has limited and may continue to limit our ability to fulfill orders and satisfy all of the demand for our products.
In response to the pandemic, we have taken extensive measures to protect the health and safety of our employees and contractors at our facilities. However, existing or new precautionary measures or modifications in our business practices and policies, may not be sufficient to mitigate the risk of infection, could result in a significant number of COVID-19-related claims or otherwise negatively impact our business or operations. In addition, changes to state workers’ compensation laws, such as those in California, may increase our potential liability for such claims. See also our risk factors “Our business would be adversely affected by the departure of existing members of our senior management team” and “If we are unable to attract and retain qualified personnel, especially our engineering and technical personnel, we may not be able to execute our business strategy effectively.”
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
There is an increasing focus from regulators, investors, customers, employees and other stakeholders concerning ESG matters, including environment, climate, diversity and inclusion, human rights and governance transparency. A number of our customers have adopted, or may adopt, procurement policies that include ESG provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose ESG-related policies, practices and metrics. In addition, various jurisdictions are developing climate-related laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations, on ESG practices and disclosures, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our outsourced manufacturing. If our ESG policies, practices and initiatives do not meet the evolving expectations of our various stakeholders, a customer may stop purchasing products from us or an investor may sell their shares, which could harm our reputation, revenue and results of operations. Our actual or perceived failure to achieve our ESG-related initiatives could negatively impact our reputation or harm our business.
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
After the enactment of the U.S. Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime. Beginning in fiscal year 2027, the deduction allowable under the GILTI regime will decrease from 50% to 37.5%, which will increase the effective tax rate imposed on our income. The 2017 Tax Reform Act also limits our ability to deduct research and development expenses beginning in fiscal year 2023. These expenses are now capitalized and amortized over 5 years (15 years for foreign expenses), which could materially increase our cash tax costs. The U.S. also enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which created a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. This book minimum tax will first apply to our fiscal year 2024 and any increase in our effective tax rate or cash tax will depend on a number of factors, including any offsets for foreign tax credits or general business credits, or changes in book income following business combinations. The IRA also created an excise tax of 1% of the value of our stock repurchased after December 31, 2022. While the impact of this excise tax has not been material, it could increase materially depending on various factors, including the amount and frequency of our stock repurchases, applicability to business combination transactions, and any permitted reductions or exceptions to the amount subject to the tax. If (i) the U.S. tax rate increases, (ii) the deduction allowable under the GILTI regime is further reduced or eliminated, or (iii) additional limitations are put on our ability to deduct interest expense, our provision for income taxes, net income, and cash flows would be adversely impacted.
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
As of April 30, 2023, the aggregate indebtedness under our senior notes was $40,958 million. This amount does not reflect any debt we expect to incur or assume in connection with the VMware Merger.
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
As of March 31, 2023, we believe 10 of our 20 largest holders of common stock were active institutional investors who held 25% of our outstanding shares of common stock in the aggregate. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
The following table presents details of our various repurchases during the fiscal quarter ended April 30, 2023, pursuant to the December 2021 Authorization and the May 2022 Authorization.

Period	Total Number of Shares Purchased (a)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

	(In millions, except per share data)
January 30, 2023 - February 26, 2023	1.4	$596.57	1.4	$8,435
February 27, 2023 - March 26, 2023	1.5	$617.05	1.5	$10,099
March 27, 2023 - April 30, 2023	1.7	$629.24	1.7	$9,006
Total	4.6	$615.52	4.6
_________________________________
(a) We also paid approximately $614 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $618.07 per share. These shares may be deemed to be “issuer purchases” of shares and are not included in this table.
In March 2023, our Board of Directors confirmed the extended duration of the December 2021 Authorization through December 31, 2023.
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
10.1
Amendment No. 1, dated April 18, 2023, among Broadcom Inc., the lenders and other parties thereto, and Bank of America, N.A., as Administrative Agent, to the Credit Agreement, dated as of January 19, 2021.
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
Date: June 7, 2023