Form 10-Q
period 2023-07-30
Broadcom Inc.
filed 2023-09-06
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2023
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

As of August 25, 2023, there were 412,735,504 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 30, 2023

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	July 30, 2023	October 30, 2022

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$12,055	$12,416
Trade accounts receivable, net	2,914	2,958
Inventory	1,842	1,925
Other current assets	1,522	1,205
Total current assets	18,333	18,504
Long-term assets:
Property, plant and equipment, net	2,180	2,223
Goodwill	43,619	43,614
Intangible assets, net	4,654	7,111
Other long-term assets	2,809	1,797
Total assets	$71,595	$73,249
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$992	$998
Employee compensation and benefits	831	1,202
Current portion of long-term debt	1,119	440
Other current liabilities	4,403	4,412
Total current liabilities	7,345	7,052
Long-term liabilities:
Long-term debt	38,222	39,075
Other long-term liabilities	3,949	4,413
Total liabilities	49,516	50,540
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 413 and 418 shares issued and outstanding as of July 30, 2023 and October 30, 2022, respectively	—	—
Additional paid-in capital	20,855	21,159
Retained earnings	1,178	1,604
Accumulated other comprehensive income (loss)	46	(54)
Total stockholders’ equity	22,079	22,709
Total liabilities and equity	$71,595	$73,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(In millions, except per share data)
Net revenue:
Products	$6,917	$6,627	$20,740	$19,097
Subscriptions and services	1,959	1,837	5,784	5,176
Total net revenue	8,876	8,464	26,524	24,273
Cost of revenue:
Cost of products sold	2,107	1,921	6,351	5,488
Cost of subscriptions and services	165	156	472	470
Amortization of acquisition-related intangible assets	439	705	1,415	2,142
Restructuring charges	1	1	3	4
Total cost of revenue	2,712	2,783	8,241	8,104
Gross margin	6,164	5,681	18,283	16,169
Research and development	1,358	1,255	3,865	3,722
Selling, general and administrative	388	323	1,174	1,012
Amortization of acquisition-related intangible assets	350	359	1,046	1,154
Restructuring and other charges	212	7	231	42
Total operating expenses	2,308	1,944	6,316	5,930
Operating income	3,856	3,737	11,967	10,239
Interest expense	(406)	(406)	(1,217)	(1,331)
Other income (expense), net	124	6	380	(94)
Income before income taxes	3,574	3,337	11,130	8,814
Provision for income taxes	271	263	572	678
Net income	3,303	3,074	10,558	8,136
Dividends on preferred stock	—	(75)	—	(224)
Net income attributable to common stock	$3,303	$2,999	$10,558	$7,912

Net income per share attributable to common stock:
Basic	$8.00	$7.40	$25.44	$19.39
Diluted	$7.74	$7.15	$24.73	$18.70

Weighted-average shares used in per share calculations:
Basic	413	405	415	408
Diluted	427	430	427	435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(In millions)
Net income	$3,303	$3,074	$10,558	$8,136
Other comprehensive income, net of tax:
Change in unrealized gain on derivative instruments	228	—	100	—
Change in actuarial loss and prior service costs associated with defined benefit plans	—	1	—	2
Other comprehensive income, net of tax	228	1	100	2
Comprehensive income	$3,531	$3,075	$10,658	$8,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Fiscal Quarters Ended
	July 30, 2023	July 31, 2022

	(In millions)
Cash flows from operating activities:
Net income	$10,558	$8,136
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	2,525	3,368
Depreciation	378	400
Stock-based compensation	1,533	1,146
Deferred taxes and other non-cash taxes	(1,140)	55
Loss on debt extinguishment	—	100
Non-cash interest expense	98	97
Other	(18)	152
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	44	(629)
Inventory	83	(540)
Accounts payable	(6)	(383)
Employee compensation and benefits	(382)	8
Other current assets and current liabilities	66	610
Other long-term assets and long-term liabilities	(482)	(367)
Net cash provided by operating activities	13,257	12,153
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(17)	(239)
Purchases of property, plant and equipment	(347)	(302)
Purchases of investments	(288)	(200)
Sales of investments	74	200
Other	13	2
Net cash used in investing activities	(565)	(539)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,935
Payments on debt obligations	(260)	(2,352)
Payments of dividends	(5,741)	(5,250)
Repurchases of common stock - repurchase program	(5,701)	(7,000)
Shares repurchased for tax withholdings on vesting of equity awards	(1,407)	(1,181)
Issuance of common stock	63	60
Other	(7)	(12)
Net cash used in financing activities	(13,053)	(13,800)
Net change in cash and cash equivalents	(361)	(2,186)
Cash and cash equivalents at beginning of period	12,416	12,163
Cash and cash equivalents at end of period	$12,055	$9,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Three Fiscal Quarters Ended July 30, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of October 30, 2022	418	$—	$21,159	$1,604	$(54)	$22,709
Net income	—	—	—	3,774	—	3,774
Other comprehensive loss	—	—	—	—	(126)	(126)
Dividends to common stockholders	—	—	—	(1,926)	—	(1,926)
Common stock issued	2	—	—	—	—	—
Stock-based compensation	—	—	391	—	—	391
Repurchases of common stock	(2)	—	(107)	(1,081)	—	(1,188)
Shares repurchased for tax withholdings on vesting of equity awards	(1)	—	(324)	—	—	(324)
Balance as of January 29, 2023	417	—	21,119	2,371	(180)	23,310
Net income	—	—	—	3,481	—	3,481
Other comprehensive loss	—	—	—	—	(2)	(2)
Dividends to common stockholders	—	—	—	(1,914)	—	(1,914)
Common stock issued	3	—	63	—	—	63
Stock-based compensation	—	—	513	—	—	513
Repurchases of common stock	(5)	—	(248)	(2,575)	—	(2,823)
Shares repurchased for tax withholdings on vesting of equity awards	(1)	—	(621)	—	—	(621)
Balance as of April 30, 2023	414	—	20,826	1,363	(182)	22,007
Net income	—	—	—	3,303	—	3,303
Other comprehensive income	—	—	—	—	228	228
Dividends to common stockholders	—	—	—	(1,901)	—	(1,901)
Common stock issued	1	—	—	—	—	—
Stock-based compensation	—	—	629	—	—	629
Repurchases of common stock	(2)	—	(127)	(1,587)	—	(1,714)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(473)	—	—	(473)
Balance as of July 30, 2023	413	$—	$20,855	$1,178	$46	$22,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Three Fiscal Quarters Ended July 31, 2022

	8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of October 31, 2021	4	$—	413	$—	$24,330	$748	$(116)	$24,962
Net income	—	—	—	—	—	2,472	—	2,472
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends to common stockholders	—	—	—	—	—	(1,689)	—	(1,689)
Dividends to preferred stockholders	—	—	—	—	—	(74)	—	(74)
Common stock issued	—	—	2	—	1	—	—	1
Stock-based compensation	—	—	—	—	387	—	—	387
Repurchases of common stock	—	—	(4)	—	(1,267)	(1,457)	—	(2,724)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(368)	—	—	(368)
Balance as of January 30, 2022	4	—	410	—	23,083	—	(115)	22,968
Net income	—	—	—	—	—	2,590	—	2,590
Fair value of partially vested equity awards assumed in connection with an acquisition	—	—	—	—	4	—	—	4
Dividends to common stockholders	—	—	—	—	—	(1,676)	—	(1,676)
Dividends to preferred stockholders	—	—	—	—	—	(75)	—	(75)
Common stock issued	—	—	2	—	59	—	—	59
Stock-based compensation	—	—	—	—	386	—	—	386
Repurchases of common stock	—	—	(5)	—	(1,937)	(839)	—	(2,776)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	(517)	—	—	(517)
Balance as of May 1, 2022	4	—	406	—	21,078	—	(115)	20,963
Net income	—	—	—	—	—	3,074	—	3,074
Other comprehensive income	—	—	—	—	—	—	1	1
Dividends to common stockholders	—	—	—	—	(50)	(1,611)	—	(1,661)
Dividends to preferred stockholders	—	—	—	—	—	(75)	—	(75)
Common stock issued	—	—	2	—	—	—	—	—
Stock-based compensation	—	—	—	—	373	—	—	373
Repurchases of common stock	—	—	(3)	—	(112)	(1,388)	—	(1,500)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	—	—	(299)	—	—	(299)
Balance as of July 31, 2022	4	$—	405	$—	$20,990	$—	$(114)	$20,876

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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending October 29, 2023 (“fiscal year 2023”) is a 52-week fiscal year. The first quarter of our fiscal year 2023 ended on January 29, 2023, the second quarter ended on April 30, 2023 and the third quarter ended on July 30, 2023. Our fiscal year ended October 30, 2022 (“fiscal year 2022”) was also a 52-week fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The October 30, 2022 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2022 as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. The operating results for the fiscal quarter ended July 30, 2023 are not necessarily indicative of the results that may be expected for fiscal year 2023, or for any other future period.
Significant Accounting Policies
Use of estimates. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates, and such differences could affect the results of operations reported in future periods.
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

The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended July 30, 2023
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$656	$5,773	$488	$6,917
Subscriptions and services (a)	1,433	174	352	1,959
Total	$2,089	$5,947	$840	$8,876

	Fiscal Quarter Ended July 31, 2022
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$645	$5,500	$482	$6,627
Subscriptions and services (a)	1,117	345	375	1,837
Total	$1,762	$5,845	$857	$8,464

	Three Fiscal Quarters Ended July 30, 2023
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$2,045	$17,168	$1,527	$20,740
Subscriptions and services (a)	4,117	500	1,167	5,784
Total	$6,162	$17,668	$2,694	$26,524

	Three Fiscal Quarters Ended July 31, 2022
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,851	$15,744	$1,502	$19,097
Subscriptions and services (a)	3,380	598	1,198	5,176
Total	$5,231	$16,342	$2,700	$24,273
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
Contract Balances

	July 30, 2023	October 30, 2022

	(In millions)
Contract Assets	$652	$128

Contract Liabilities	$3,256	$3,341

Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. Contract liabilities include amounts billed or collected and advanced payments on contracts or arrangements, which may include termination for convenience provisions. The amount of revenue recognized during the three fiscal quarters ended July 30, 2023 that was included in the contract liabilities balance as of October 30, 2022 was $2,677 million. The amount of revenue recognized during the three fiscal quarters ended July 31, 2022 that was included in the contract liabilities balance as of October 31, 2021 was $2,482 million.
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
Certain multi-year customer contracts, primarily in our semiconductor solutions segment, contain firmly committed amounts and the remaining performance obligations under these contracts as of July 30, 2023 were approximately $21.4 billion. We expect approximately 27% of this amount to be recognized as revenue over the next 12 months. Although the majority of our software contracts are not deemed to be committed, our customers generally do not exercise their termination for convenience rights. In addition, the majority of our contracts for products, subscriptions and services have a duration of one year or less. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
3. Pending Acquisition of VMware, Inc.
On May 26, 2022, we entered into an Agreement and Plan of Merger (the “VMware Merger Agreement”) to acquire all of the outstanding shares of VMware, Inc. (“VMware”) in a cash-and-stock transaction (the “VMware Merger”) that values VMware at approximately $61 billion based on the closing price of Broadcom common stock on May 25, 2022. We will also assume VMware’s closing date outstanding debt.
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
In connection with the execution of the VMware Merger Agreement, we entered into a commitment letter on May 26, 2022, with certain financial institutions that committed to provide, subject to the terms and conditions of the commitment letter, a senior unsecured bridge facility in an aggregate principal amount of $32 billion. In connection with our entry into the 2023 Credit Agreement as discussed below, we terminated this commitment letter.
The VMware Merger, which is expected to be completed on October 30, 2023, is subject to satisfaction or waiver of customary closing conditions, including clearance under the antitrust laws of certain jurisdictions. On October 3, 2022, we registered approximately 59 million shares of our common stock. On November 4, 2022, VMware stockholders adopted the

VMware Merger Agreement. We and VMware each have termination rights under the VMware Merger Agreement and, under specified circumstances, upon termination of the agreement, we and VMware would be required to pay the other a termination fee of $1.5 billion.
2023 Term Loans
On August 15, 2023, we entered into a credit agreement (the “2023 Credit Agreement”), which provides us with the ability to borrow up to $28,390 million of term loan commitments (the “2023 Term Facilities”) in connection with the VMware Merger. The 2023 Term Facilities consist of a $10,695 million unsecured term A-2 facility, a $10,695 million unsecured term A-3 facility, and a $7,000 million unsecured term A-5 facility. The funding of the 2023 Term Facilities is dependent on the closing of the VMware Merger, and may be increased by up to $2,000 million.
The 2023 Term Facilities, once funded, will bear interest at floating interest rates and will mature and be payable on the second, third or fifth anniversary of the funding date. Our obligations under the 2023 Credit Agreement are unsecured and are not guaranteed by any of our subsidiaries.
4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $2,921 million and $3,915 million of time deposits and $2,241 million and $2,365 million of money-market funds as of July 30, 2023 and October 30, 2022, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $900 million and $2,825 million during the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively, and $900 million and $3,000 million during the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively. Factoring fees for the sales of receivables were recorded in other income (expense), net and were not material for any of the periods presented.
Inventory

	July 30, 2023	October 30, 2022

	(In millions)
Finished goods	$581	$780
Work-in-process	938	966
Raw materials	323	179
Total inventory	$1,842	$1,925
Other Current Assets

	July 30, 2023	October 30, 2022

	(In millions)
Prepaid expenses	$433	$864
Other	1,089	341
Total other current assets	$1,522	$1,205

Other Current Liabilities

	July 30, 2023	October 30, 2022

	(In millions)
Contract liabilities	$2,941	$2,931
Tax liabilities	515	680
Interest payable	406	393
Other	541	408
Total other current liabilities	$4,403	$4,412
Other Long-Term Liabilities

	July 30, 2023	October 30, 2022

	(In millions)
Unrecognized tax benefits	$2,885	$3,229
Other	1,064	1,184
Total other long-term liabilities	$3,949	$4,413
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(In millions)
Cash paid for interest	$348	$290	$1,106	$989
Cash paid for income taxes	$427	$231	$1,591	$657
Derivative Instruments
During the fiscal quarter ended January 29, 2023 and fiscal year 2022, we entered into treasury rate lock contracts with original maturities of approximately one year to hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances. These treasury rate lock contracts are designated and accounted for as cash flow hedging instruments. As of July 30, 2023 and October 30, 2022, the total notional amounts of these contracts were $5.5 billion and $1.3 billion, respectively. As of July 30, 2023, the fair value of $175 million was recorded in other current assets. As of October 30, 2022, the fair value of $47 million was recorded in other long-term assets. The change in fair value was recorded as a component of other comprehensive income, net of tax, in our condensed consolidated statements of comprehensive income. In August 2023, we early settled all treasury rate lock contracts for a cumulative gain of $371 million.

5. Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of July 30, 2023:
Purchased technology	$19,456	$(16,828)	$2,628
Customer contracts and related relationships	7,059	(5,447)	1,612
Order backlog	484	(458)	26
Trade names	699	(421)	278
Other	174	(93)	81
Intangible assets subject to amortization	27,872	(23,247)	4,625
In-process research and development	29	—	29
Total	$27,901	$(23,247)	$4,654

As of October 30, 2022:
Purchased technology	$19,450	$(15,422)	$4,028
Customer contracts and related relationships	7,066	(4,535)	2,531
Order backlog	484	(382)	102
Trade names	700	(372)	328
Other	174	(81)	93
Intangible assets subject to amortization	27,874	(20,792)	7,082
In-process research and development	29	—	29
Total	$27,903	$(20,792)	$7,111
Based on the amount of intangible assets subject to amortization as of July 30, 2023, the expected amortization expense was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2023 (remainder)	$789
2024	2,389
2025	682
2026	345
2027	218
Thereafter	202
Total	$4,625
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	July 30, 2023

(In years)
Purchased technology	3
Customer contracts and related relationships	2
Trade names	8
Other	8
The weighted-average remaining amortization period of order backlog was less than one year.

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
Potentially dilutive shares outstanding include the dilutive effect of unvested RSUs and employee stock purchase plan (“ESPP”) rights, (collectively referred to as “equity awards”), as well as 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share (“Mandatory Convertible Preferred Stock”), which was all converted into shares of our common stock before the end of fiscal year 2022. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.
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
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(In millions, except per share data)
Numerator:
Net income	$3,303	$3,074	$10,558	$8,136
Dividends on preferred stock	—	(75)	—	(224)
Net income attributable to common stock	$3,303	$2,999	$10,558	$7,912

Denominator:
Weighted-average shares outstanding - basic	413	405	415	408
Dilutive effect of equity awards	14	13	12	15
Dilutive effect of Mandatory Convertible Preferred Stock	—	12	—	12
Weighted-average shares outstanding - diluted	427	430	427	435

Net income per share attributable to common stock:
Basic	$8.00	$7.40	$25.44	$19.39
Diluted	$7.74	$7.15	$24.73	$18.70

7. Borrowings

	Effective Interest Rate	July 30, 2023	October 30, 2022

	(Dollars in millions)
April 2022 Senior Notes - fixed rate
4.000% notes due April 2029	4.17%	$750	$750
4.150% notes due April 2032	4.30%	1,200	1,200
4.926% notes due May 2037	5.33%	2,500	2,500
		4,450	4,450
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%	3,250	3,250
3.187% notes due November 2036	4.79%	2,750	2,750
		6,000	6,000
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	1,118	1,118
		1,870	1,870
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	105	105
3.150% notes due November 2025	3.29%	900	900
4.150% notes due November 2030	4.27%	1,856	1,856
4.300% notes due November 2032	4.39%	2,000	2,000
		4,861	4,861
April 2020 Senior Notes - fixed rate
5.000% notes due April 2030	5.18%	606	606

April 2019 Senior Notes - fixed rate
3.625% notes due October 2024	3.98%	622	622
4.750% notes due April 2029	4.95%	1,655	1,655
		2,277	2,277
2017 Senior Notes - fixed rate
2.650% notes due January 2023	2.78%	—	260
3.625% notes due January 2024	3.74%	829	829
3.125% notes due January 2025	3.23%	495	495
3.875% notes due January 2027	4.02%	2,922	2,922

	Effective Interest Rate	July 30, 2023	October 30, 2022

	(Dollars in millions)
3.500% notes due January 2028	3.60%	777	777
		5,023	5,283
Assumed CA Senior Notes - fixed rate
4.500% notes due August 2023	4.10%	143	143
4.700% notes due March 2027	5.15%	215	215
		358	358
Other senior notes - fixed rate
3.500% notes due August 2024	3.55%	7	7
4.500% notes due August 2034	4.55%	6	6
		13	13

Total principal amount outstanding		$40,958	$41,218

Current portion of principal amount outstanding		$1,077	$403
Short-term finance lease liabilities		42	37
Total current portion of long-term debt		$1,119	$440

Non-current portion of principal amount outstanding		$39,881	$40,815
Long-term finance lease liabilities		8	22
Unamortized discount and issuance costs		(1,667)	(1,762)
Total long-term debt		$38,222	$39,075
2021 Credit Agreement
In January 2021, we entered into a credit agreement (the “2021 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under our revolving credit facility for revolving loans. Subject to the terms of the 2021 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the 2021 Credit Agreement. We had no borrowings outstanding under our revolving credit facility at either July 30, 2023 or October 30, 2022.
Commercial Paper
In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under our revolving credit facility. We had no Commercial Paper outstanding at either July 30, 2023 or October 30, 2022.
Fair Value of Debt
As of July 30, 2023, the estimated aggregate fair value of debt was $35,072 million. The fair value of our senior notes was determined using quoted prices from less active markets. All of our debt obligations are categorized as Level 2 instruments.

Future Principal Payments of Debt
The future scheduled principal payments of debt as of July 30, 2023 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2023 (remainder)	$143
2024	1,563
2025	495
2026	1,652
2027	3,137
Thereafter	33,968
Total	$40,958
As of July 30, 2023 and October 30, 2022, we were in compliance with all debt covenants.
8. Stockholders’ Equity
Cash Dividends Declared and Paid

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(In millions, except per share data)
Dividends per share to common stockholders	$4.60	$4.10	$13.80	$12.30
Dividends to common stockholders	$1,901	$1,661	$5,741	$5,026
Dividends per share to preferred stockholders	$—	$20.00	$—	$60.00
Dividends to preferred stockholders	$—	$75	$—	$224
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
We repurchased and retired approximately 2 million and 9 million shares of our common stock for $1,707 million and $5,701 million during the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively, and approximately 3 million and 12 million shares of our common stock for $1,500 million and $7,000 million during the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively, under these stock repurchase programs.
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

Stock-Based Compensation Expense

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(In millions)
Cost of products sold	$25	$15	$63	$49
Cost of subscriptions and services	36	22	85	60
Research and development	444	259	1,065	788
Selling, general and administrative	124	77	320	249
Total stock-based compensation expense	$629	$373	$1,533	$1,146
As of July 30, 2023, the total unrecognized compensation cost related to unvested stock-based awards was $6,878 million, which is expected to be recognized over the remaining weighted-average service period of 3.6 years.
Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of October 30, 2022	18	$238.49
Granted	12	$516.85
Vested	(6)	$248.02
Forfeited	(1)	$286.21
Balance as of July 30, 2023	23	$381.67
The aggregate fair value of time- and market-based RSUs that vested during the three fiscal quarters ended July 30, 2023 was $4,036 million, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
9. Income Taxes
The provision for income taxes was $271 million and $572 million for the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively, compared to $263 million and $678 million for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively. The increase in the provision for income taxes in the fiscal quarter ended July 30, 2023, as compared to the prior year fiscal period, was primarily due to higher income before income taxes, substantially offset by an increase in excess tax benefits from stock-based awards. The decrease in the provision for income taxes in the three fiscal quarters ended July 30, 2023, as compared to the prior year fiscal period, was primarily due to an increase in the recognition of uncertain tax benefits as a result of lapses of statutes of limitations and an increase in excess tax benefits from stock-based awards, partially offset by higher income before income taxes.
As of July 30, 2023, we had $5,491 million of gross unrecognized tax benefits and accrued interest and penalties. It is possible that our existing unrecognized tax benefits may change up to $427 million within the next 12 months as a result of lapses of statutes of limitations for certain audit periods, anticipated closures of audit examinations and changes in balances related to tax positions to be taken during the current fiscal year.
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
Unallocated Expenses
Unallocated expenses include amortization of acquisition-related intangible assets, stock-based compensation expense, restructuring and other charges, acquisition-related costs, and other costs, which are not used in evaluating the results of, or in allocating resources to, our segments. Acquisition-related costs include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.
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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(In millions)
Net revenue:
Semiconductor solutions	$6,941	$6,624	$20,856	$18,726
Infrastructure software	1,935	1,840	5,668	5,547
Total net revenue	$8,876	$8,464	$26,524	$24,273

Operating income:
Semiconductor solutions	$4,092	$3,916	$12,215	$10,891
Infrastructure software	1,444	1,283	4,163	3,903
Unallocated expenses	(1,680)	(1,462)	(4,411)	(4,555)
Total operating income	$3,856	$3,737	$11,967	$10,239

11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of July 30, 2023:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments

	(In millions)
2023 (remainder)	$35	$81
2024	254	306
2025	153	223
2026	9	232
2027	7	175
Thereafter	7	478
Total	$465	$1,495
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits as of July 30, 2023, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $2,885 million of unrecognized tax benefits and accrued interest and penalties as of July 30, 2023 have been excluded from the table above.
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
Lawsuits Relating to California Institute of Technology
California Institute of Technology (“Caltech“) filed a complaint against Broadcom and Apple Inc. on May 26, 2016 in the United States District Court for the Central District of California (the “U.S. Central District Court”), and an amended complaint adding Cypress Semiconductor Corporation as a defendant on August 15, 2016. The amended complaint alleged that chips that support certain error correction codes as specified in IEEE Standards 802.11n and 802.11ac willfully infringed four patents related to error correction coding: U.S. Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833 (“’833 patent”). Prior to trial, Caltech dismissed its claims against Cypress and withdrew its infringement allegations as to ‘833 patent. The complaint sought a preliminary and permanent injunction, damages, pre- and post-judgment interest, as well as attorneys’ fees, costs, and expenses. The trial was held in January 2020, and on January 29, 2020, the jury issued its verdict finding infringement and awarding Caltech past damages of $270.2 million from Broadcom and $837.8 million from Apple, for which Apple is seeking indemnification from Broadcom. On August 3, 2020, the U.S. Central District Court issued its judgment, awarding Caltech past damages in the amounts awarded by the jury, as well as pre- and post-judgment interest. Additionally, the U.S. Central District Court awarded Caltech an unspecified amount of ongoing royalties to be determined after the anticipated appeals process is resolved. Neither the jury nor the U.S. Central District Court found willful infringement, which if it had, could have resulted in enhanced damages up to three times the amount awarded. Broadcom and Apple appealed to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit Court”). In February 2022, the Federal Circuit Court affirmed infringement of two patents, both of which expired in August 2020, but it did not address all issues and ordered a new trial on damages and on the infringement of the 7,916,781 patent, which also expired in August 2020. In May 2022, the Federal Circuit Court denied the petition for rehearing filed by Broadcom and Apple, and remanded the case to the U.S. Central District Court. Subsequently, Caltech withdrew its infringement allegations as to the 7,916,781 patent. On July 7, 2023, the parties informed the U.S. Central District Court that they have entered into settlement discussions and requested that the U.S. Central District Court stay the case pending execution of a final settlement agreement.
We believe that the evidence and the law do not support the U.S. Central District Court’s findings of infringement. The ultimate outcome of the case has not yet been determined as the U.S. Central District Court has stayed the retrial pending a final settlement agreement and a number of factors could significantly change the assessment of damages. In the fiscal quarter ended July 30, 2023, we accrued our best estimate to restructuring and other charges in the condensed consolidated statements of operations.
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
12. Subsequent Events
Cash Dividends Declared
On August 30, 2023, our Board of Directors declared a quarterly cash dividend of $4.60 per share on our common stock, payable on September 29, 2023 to stockholders of record on September 21, 2023.

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
Quarterly Highlights
Highlights during the fiscal quarter ended July 30, 2023 include the following:
•We generated $4,719 million of cash from operations.
•We paid $1,901 million in cash dividends.
•We repurchased $1,707 million of common stock.
Pending Acquisition of VMware, Inc.
On May 26, 2022, we entered into an Agreement and Plan of Merger (the “VMware Merger Agreement”) to acquire all of the outstanding shares of VMware, Inc. (“VMware”) in a cash-and-stock transaction (the “VMware Merger”) that values VMware at approximately $61 billion, based on the closing price of Broadcom common stock on May 25, 2022. We will also assume VMware’s closing date outstanding debt.

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
In connection with the execution of the VMware Merger Agreement, we entered into a commitment letter on May 26, 2022, with certain financial institutions that committed to provide, subject to the terms and conditions of the commitment letter, a senior unsecured bridge facility in an aggregate principal amount of $32 billion. On August 15, 2023, we entered into a credit agreement (the “2023 Credit Agreement”), which provides us with the ability to borrow up to $28,390 million of term loan commitments and terminated the commitment letter entered into on May 26, 2022. The funding of the 2023 term loan commitments is dependent on the closing of the VMware Merger, and may be increased by up to $2,000 million.
The VMware Merger, which is expected to be completed on October 30, 2023, is subject to satisfaction or waiver of customary closing conditions, including clearance under the antitrust laws of certain jurisdictions. On October 3, 2022, we registered approximately 59 million shares of our common stock. On November 4, 2022, VMware stockholders adopted the VMware Merger Agreement. We and VMware each have termination rights under the VMware Merger Agreement and, under specified circumstances, upon termination of the agreement, we and VMware would be required to pay the other a termination fee of $1.5 billion.
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
There were no significant changes in our critical accounting estimates during the three fiscal quarters ended July 30, 2023 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report on Form 10-K.
Results of Operations
Fiscal Quarter and Three Fiscal Quarters Ended July 30, 2023 Compared to Fiscal Quarter and Three Fiscal Quarters Ended July 31, 2022

The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$6,917	$6,627	78%	78%
Subscriptions and services	1,959	1,837	22	22
Total net revenue	8,876	8,464	100	100
Cost of revenue:
Cost of products sold	2,107	1,921	24	23
Cost of subscriptions and services	165	156	2	2
Amortization of acquisition-related intangible assets	439	705	5	8
Restructuring charges	1	1	—	—
Total cost of revenue	2,712	2,783	31	33
Gross margin	6,164	5,681	69	67
Research and development	1,358	1,255	16	15
Selling, general and administrative	388	323	4	4
Amortization of acquisition-related intangible assets	350	359	4	4
Restructuring and other charges	212	7	2	—
Total operating expenses	2,308	1,944	26	23
Operating income	$3,856	$3,737	43%	44%

	Three Fiscal Quarters Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$20,740	$19,097	78%	79%
Subscriptions and services	5,784	5,176	22	21
Total net revenue	26,524	24,273	100	100
Cost of revenue:
Cost of products sold	6,351	5,488	24	22
Cost of subscriptions and services	472	470	2	2
Amortization of acquisition-related intangible assets	1,415	2,142	5	9
Restructuring charges	3	4	—	—
Total cost of revenue	8,241	8,104	31	33
Gross margin	18,283	16,169	69	67
Research and development	3,865	3,722	15	16
Selling, general and administrative	1,174	1,012	4	4
Amortization of acquisition-related intangible assets	1,046	1,154	4	5
Restructuring and other charges	231	42	1	—
Total operating expenses	6,316	5,930	24	25
Operating income	$11,967	$10,239	45%	42%

Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to WT Microelectronics Co., Ltd., a distributor, accounted for 21% and 20% of our net revenue for the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively, and 18% and 19% of our net revenue for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 35% of our net revenue for each of the fiscal quarter and three fiscal quarters ended July 30, 2023 and July 31, 2022. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 18% and 19% of our net revenue for the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively, and approximately 20% of our net revenue for each of the fiscal quarter and three fiscal quarters ended July 31, 2022. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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
The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Net Revenue by Segment	July 30, 2023	July 31, 2022	$ Change	% Change	July 30, 2023	July 31, 2022	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$6,941	$6,624	$317	5%	$20,856	$18,726	$2,130	11%
Infrastructure software	1,935	1,840	95	5%	5,668	5,547	121	2%
Total net revenue	$8,876	$8,464	$412	5%	$26,524	$24,273	$2,251	9%

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
Net Revenue by Segment	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

	(As a percentage of net revenue)
Semiconductor solutions	78%	78%	79%	77%
Infrastructure software	22	22	21	23
Total net revenue	100%	100%	100%	100%
Net revenue from our semiconductor solutions segment increased in the fiscal quarter ended July 30, 2023 compared to the prior year fiscal period due to strong product demand, primarily for networking products. The increase in the three fiscal quarters ended July 30, 2023 compared to the prior year fiscal period was due to strong product demand, primarily for networking, server storage and broadband products. Net revenue from our infrastructure software segment increased in the fiscal quarter and three fiscal quarters ended July 30, 2023 compared to the prior year fiscal periods primarily due to increases in sales from our mainframe solutions products, partially offset by lower demand for our FC SAN products.
Gross Margin
Gross margin was $6,164 million, or 69% of net revenue, for the fiscal quarter ended July 30, 2023 compared to $5,681 million, or 67% of net revenue, for the fiscal quarter ended July 31, 2022, and $18,283 million, or 69% of net revenue, for the three fiscal quarters ended July 30, 2023 compared to $16,169 million, or 67% of net revenue, for the three fiscal quarters ended July 31, 2022.
The increases were primarily due to lower amortization of acquisition-related intangible assets, mainly from our 2016 acquisition of Broadcom Corporation, partially offset by less favorable margin within our semiconductor solutions segment driven primarily by product mix.
Research and Development Expense
Research and development expense increased $103 million, or 8%, and $143 million, or 4%, for the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher stock-based compensation expense as a result of annual employee equity awards granted at higher grant-date fair values in our fiscal year ending October 29, 2023 (“fiscal year 2023”), partially offset by lower variable employee compensation expense.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $65 million, or 20%, and $162 million, or 16%, for the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher costs incurred in connection with the pending VMware Merger and higher stock-based compensation expense as a result of annual employee equity awards granted at higher grant-date fair values in fiscal year 2023, partially offset by lower variable employee compensation expense.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $108 million, or 9%, for the three fiscal quarters ended July 30, 2023 compared to the prior year fiscal period primarily due to lower amortization of customer-related intangible assets from our acquisition of LSI Corporation.
Restructuring and Other Charges
Restructuring and other charges in the fiscal quarter and three fiscal quarters ended July 30, 2023 primarily included non-recurring charges related to IP litigation.
Stock-Based Compensation Expense
Total stock-based compensation expense was $629 million and $1,533 million for the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively, and $373 million and $1,146 million for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively. The increases were primarily due to annual employee equity awards granted at higher grant-date fair values in fiscal year 2023.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of July 30, 2023. The remaining weighted-average service period was 3.6 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2023 (remainder)	$621
2024	2,245
2025	1,815
2026	1,379
2027	692
Thereafter	126
Total	$6,878
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

Segment Operating Results

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Operating Income by Segment	July 30, 2023	July 31, 2022	$ Change	% Change	July 30, 2023	July 31, 2022	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$4,092	$3,916	$176	4%	$12,215	$10,891	$1,324	12%
Infrastructure software	1,444	1,283	161	13%	4,163	3,903	260	7%
Unallocated expenses	(1,680)	(1,462)	(218)	15%	(4,411)	(4,555)	144	(3)%
Total operating income	$3,856	$3,737	$119	3%	$11,967	$10,239	$1,728	17%
Operating income from our semiconductor solutions segment increased in the fiscal quarter ended July 30, 2023 compared to the prior year fiscal period primarily due to higher net revenue from networking products, and increased in the three fiscal quarters ended July 30, 2023 compared to the prior year fiscal period primarily due to higher net revenue from networking, server storage, and broadband products. Operating income from our infrastructure software segment increased in the fiscal quarter and three fiscal quarters ended July 30, 2023 compared to the prior year fiscal periods primarily due to higher net revenue from our mainframe solutions products, partially offset by lower net revenue from our FC SAN products.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring and other charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 15% for the fiscal quarter ended July 30, 2023 compared to the prior year fiscal period primarily due to higher stock-based compensation expense and non-recurring charges related to IP litigation, partially offset by lower amortization of acquisition related intangible assets. Unallocated expenses decreased 3% for the three fiscal quarters ended July 30, 2023, compared to the prior year fiscal period, due to lower amortization of acquisition-related intangible assets, partially offset by higher stock-based compensation expense, non-recurring charges related to IP litigation, and acquisition-related costs.
Non-Operating Income and Expenses
Interest expense. Interest expense was $406 million and $1,217 million for the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively, compared to $406 million and $1,331 million for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively. The decrease for the three fiscal quarters ended July 30, 2023 compared to the prior year fiscal period was primarily due to losses on extinguishment of debt related to debt transactions incurred in the prior year fiscal period. We expect to incur additional interest expense in future periods as a result of indebtedness associated with the pending VMware Merger.
Other income (expense), net. Other income (expense), net, includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $124 million and $380 million for the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively, compared to other income, net, of $6 million and other expense, net of $94 million for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively. The changes were primarily due to higher interest income as a result of higher interest rates and changes in investment gains or losses.
Provision for income taxes. The provision for income taxes was $271 million and $572 million for the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively, compared to $263 million and $678 million for the fiscal quarter and three fiscal quarters ended July 31, 2022, respectively. The increase for the fiscal quarter ended July 30, 2023 compared to the prior year fiscal period was primarily due to higher income before income taxes, substantially offset by an increase in excess tax benefits from stock-based awards. The decrease for the three fiscal quarters ended July 30, 2023 compared to the prior year fiscal period was primarily due to an increase in the recognition of uncertain tax benefits as a result of lapses of statutes of limitations and an increase in excess tax benefits from stock-based awards, partially offset by higher income before income taxes.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of July 30, 2023 consisted of: (i) $12,055 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility. In addition, we may also generate cash from the sale of assets and debt or equity financings from time to time.

Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, including the pending VMware Merger, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $40,958 million of outstanding indebtedness, (vi) share repurchases, and (vii) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. We expect capital expenditures to be higher in fiscal year 2023 as compared to fiscal year 2022. Our debt and liquidity needs will increase as a result of the pending VMware Merger, and we intend to fund the cash portion of the consideration with the committed term loan proceeds from the 2023 Credit Agreement.
We believe that our cash and cash equivalents on hand, cash flows from operations, our revolving credit facility, as well as the committed term loan proceeds from the 2023 Credit Agreement related to the pending VMware Merger, will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months. For additional information regarding our cash requirement from contractual obligations and indebtedness, see Note 11. “Commitments and Contingencies” and Note 7. “Borrowings” in Part I, Item 1 of this Form 10-Q.
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
Working Capital
Working capital decreased to $10,988 million at July 30, 2023 from $11,452 million at October 30, 2022. The decrease was primarily attributable to the following:
•Current portion of long-term debt increased to $1,119 million at July 30, 2023 from $440 million at October 30, 2022 due to certain debt instruments becoming due within the next twelve months, partially offset by a repayment.
•Cash and cash equivalents decreased to $12,055 million at July 30, 2023 from $12,416 million at October 30, 2022, primarily due to $5,741 million of dividend payments, $5,701 million of common stock repurchases, $1,407 million of employee withholding tax payments related to net settled equity awards, $347 million of capital expenditures, and a $260 million debt payment, substantially offset by $13,257 million in net cash provided by operating activities.
These decreases in working capital were offset in part by the following:
•Employee compensation and benefits decreased to $831 million at July 30, 2023 from $1,202 million at October 30, 2022, primarily due to the timing of employee bonus plan payments.
•Other current assets increased to $1,522 million at July 30, 2023 from $1,205 million at October 30, 2022, primarily due to an increase in contract assets, purchases of short-term investments and an increase in fair value of derivatives, offset in part by a decrease in prepaid income taxes.

Capital Returns

	Three Fiscal Quarters Ended
Cash Dividends Declared and Paid	July 30, 2023	July 31, 2022

	(In millions, except per share data)
Dividends per share to common stockholders	$13.80	$12.30
Dividends to common stockholders	$5,741	$5,026
Dividends per share to preferred stockholders	$—	$60.00
Dividends to preferred stockholders	$—	$224
On September 30, 2019, we issued approximately 4 million shares of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share. These shares were converted into shares of our common stock during fiscal year 2022.
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2022, which was subsequently extended to December 31, 2023. In May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to an additional $10 billion of our common stock from time to time through December 31, 2023 (the “May 2022 Authorization”). As of July 30, 2023, $7,299 million of the authorized amount remained available for repurchases.
During the three fiscal quarters ended July 30, 2023 and July 31, 2022, we repurchased and retired approximately 9 million and 12 million shares of our common stock for $5,701 million and $7,000 million, respectively, under these stock repurchase programs.
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
During the three fiscal quarters ended July 30, 2023 and July 31, 2022, we paid approximately $1,407 million and $1,181 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 2 million shares of common stock from employees in connection with such net share settlements during each of the three fiscal quarters ended July 30, 2023 and July 31, 2022.
Cash Flows

	Three Fiscal Quarters Ended
	July 30, 2023	July 31, 2022

	(In millions)
Net cash provided by operating activities	$13,257	$12,153
Net cash used in investing activities	(565)	(539)
Net cash used in financing activities	(13,053)	(13,800)
Net change in cash and cash equivalents	$(361)	$(2,186)
Operating Activities
Cash flows from operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $1,104 million increase in cash provided by operations during the three fiscal quarters ended July 30, 2023 compared to the prior year fiscal period was primarily due to $2,422 million higher net income and a $624 million increase resulting from changes in operating assets and liabilities, offset in part by $1,942 million lower non-cash adjustments including deferred taxes and other non-cash taxes, and amortization of intangible assets.
Investing Activities
Cash flows from investing activities primarily consisted of capital expenditures, proceeds and payments related to investments and cash used for acquisitions. The $26 million increase in cash used in investing activities during the three fiscal quarters ended July 30, 2023 compared to the prior year fiscal period was primarily due to a $214 million increase in purchases of investments, net of proceeds from sales of investments, substantially offset by a $222 million decrease in cash paid for acquisitions.

Financing Activities
Cash flows from financing activities primarily consisted of our stock repurchases, dividend payments, proceeds and payments related to our long-term borrowings, and employee withholding tax payments related to net settled equity awards. The $747 million decrease in cash used in financing activities during the three fiscal quarters ended July 30, 2023 compared to the prior year fiscal period was primarily due to a $2,092 million decrease in payments on debt obligations and a $1,299 million decrease in stock repurchases, offset in part by a $1,935 million decrease in proceeds from long-term borrowings and a $491 million increase in dividend payments.
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
Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding debt. As of July 30, 2023, we had $41.0 billion in principal amount of debt outstanding, and the estimated aggregate fair value of debt was $35.1 billion. As of July 30, 2023, a hypothetical 50 basis points increase or decrease in market interest rates would change the fair value of debt, by a decrease or increase of approximately $1.5 billion. However, this hypothetical change in interest rates would not impact the interest expense on our debt as we only had fixed rate senior notes outstanding. To hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances, we have entered, and in the future may enter, into treasury rate lock contracts.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of July 30, 2023. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of July 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
A general slowdown in the global economy, including a recession, or in a particular region or industry, an increase in trade tensions with U.S. trading partners, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses, and may make it more difficult to raise or refinance debt. An escalation of trade tensions between the U.S. and China has resulted in trade restrictions, increased protectionism and increased tariffs that harm our ability to participate in Chinese markets or compete effectively with Chinese companies. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, and possible decoupling of the U.S. and China economies, could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers and consumers to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to such restrictions or tariffs, (iii) lead to the insolvency or consolidation of key suppliers and customers, and (iv) intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.

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
We are dependent on a small number of end customers, original equipment manufacturers (“OEMs”), their respective contract manufacturers (“CMs”), and certain distributors for a majority of our business and revenue. For the three fiscal quarters ended July 30, 2023, sales to distributors accounted for 55% of our net revenue. We believe aggregate sales, through all channels, to Apple and our top five end customers, accounted for approximately 19% and 35%, respectively, of our net revenue for the three fiscal quarters ended July 30, 2023. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material adverse developments experienced by our significant customers.
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
Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), one of our CMs, manufactured approximately 90% of the wafers manufactured by our CMs during the three fiscal quarters ended July 30, 2023. We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.

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
Further, any substantial disruption in the contract manufacturing services that we utilize, including TSMC’s supply of wafers to us, as a result of a natural disaster, climate change, water shortages, political unrest, military conflicts, geopolitical turmoil, trade tensions, government orders, labor shortages, medical epidemics, such as the COVID-19 pandemic, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.
We purchase a significant amount of the materials used in our products from a limited number of suppliers.
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide (“InP”) wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During the three fiscal quarters ended July 30, 2023, we purchased approximately two-thirds of our manufacturing materials from five materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints, inflation, or other factors, any of which could lead to interruption of supply or increased demand in the industry. For example, macroeconomic and geopolitical conditions, as well as the COVID-19 pandemic, caused some supply constraints and increases in prices, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. Any such supply constraints could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
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
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of July 30, 2023, nearly 49% of our employees were located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
Although we expect significant benefits to result from the VMware Merger, there can be no assurance that we will actually realize any of them, or realize them within the anticipated timeframe. Achieving these benefits will depend, in part, on our ability to integrate VMware’s business successfully and efficiently. The challenges involved in this integration, which will be complex and time consuming, include the following:
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
Consummation of the VMware Merger is subject to the satisfaction or waiver of customary closing conditions, including (i) clearance under the antitrust laws of certain jurisdictions, (ii) the receipt by VMware of a tax opinion regarding the U.S. federal income tax treatment of certain aspects of the VMware Merger, (iii) the absence of certain orders or laws preventing consummation of the VMware Merger, (iv) authorization for listing additional shares of Broadcom common stock on Nasdaq, and (v) the absence of a material adverse effect with respect to either us or VMware. There can be no assurance that these or other closing conditions will be satisfied in a timely manner or at all. Any delay in completing the acquisition could cause us not to realize some or all of the anticipated benefits when expected, if at all. If the VMware Merger is not completed, our stock price could decline to the extent it reflects an assumption that we will complete the acquisition. Furthermore, if the VMware Merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including incurring significant acquisition costs that we would be unable to recover, negative publicity and a negative impression of us in the investment community. Additionally, under certain specified circumstances, including the termination by either us or VMware because certain required regulatory clearances are not obtained, upon termination we would be required to pay VMware a termination fee of $1.5 billion.
We are subject to risks associated with our distributors and other channel partners, including product inventory levels and product sell-through.
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 55% of our net revenue in the three fiscal quarters ended July 30, 2023 and are subject to a number of risks, including:
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

The industries in which we operate are characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights, including actions by patent-holding companies that do not make or sell products. From time to time, third parties assert against us and our customers and distributors their IP rights to technologies that are important to our business. For example, in August 2020 judgment was entered against Broadcom and Apple for infringement of certain patents and California Institute of Technology was awarded past damages of $270.2 million from Broadcom and $837.8 million from Apple, for which Apple is seeking indemnification from Broadcom. The appellate court vacated these damages and ordered a new trial.
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
There is an increasing focus from lawmakers, regulators, investors, customers, employees and other stakeholders concerning ESG matters, including environment, climate, diversity and inclusion, human rights and governance transparency. A number of our customers have adopted, or may adopt, procurement policies that include ESG provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose ESG-related policies, practices and metrics. In addition, various jurisdictions are developing climate-related laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations, on ESG practices and disclosures, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our outsourced manufacturing. Further, there is an increasing number of state-level anti-ESG initiatives in the United States that may conflict with other regulatory requirements or our various stakeholders’ expectations. If our ESG policies, practices and initiatives do not meet the evolving expectations of our various stakeholders, a customer may stop purchasing products from us or an investor may sell their shares, which could harm our reputation, revenue and results of operations. Our actual or perceived failure to achieve our ESG-related initiatives could negatively impact our reputation or harm our business.

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
In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). Many countries have begun the process of implementing laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income and cash flows. As a result of this heightened scrutiny, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes may also result in the taxes we previously paid being subject to change.
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
As of July 30, 2023, the aggregate indebtedness under our senior notes was $40,958 million. This amount does not reflect any debt we expect to incur or assume in connection with the VMware Merger.
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
As of June 30, 2023, we believe 10 of our 20 largest holders of common stock were active institutional investors who held 23% of our outstanding shares of common stock in the aggregate. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.

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
The following table presents details of our various repurchases during the fiscal quarter ended July 30, 2023, pursuant to the May 2022 Authorization.

Period	Total Number of Shares Purchased (a)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan

	(In millions, except per share data)
May 1, 2023 - May 28, 2023	1.4	$639.42	1.4	$8,080
May 29, 2023 - June 25, 2023	0.6	$806.60	0.6	$7,639
June 26, 2023 - July 30, 2023	0.4	$862.25	0.4	$7,299
Total	2.4	$714.51	2.4
_________________________________
(a) We also paid approximately $460 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld less than 1 million shares of common stock from employees in connection with such net share settlement at an average price of $853.70 per share. These shares may be deemed to be “issuer purchases” of shares and are not included in this table.
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
		Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	April 18, 2022
10.1	Credit Agreement, dated as of August 15, 2023, among Broadcom, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K (Commission File No. 001-38449)	August 16, 2023
10.2+	Policy on Acceleration of Equity Awards in the Event of Death (effective as of January 1, 2023).			X
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X
101.SCH	XBRL Schema Document			X
101.CAL	XBRL Calculation Linkbase Document			X
101.DEF	XBRL Definition Linkbase Document			X
101.LAB	XBRL Labels Linkbase Document			X
101.PRE	XBRL Presentation Linkbase Document			X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			X

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Kirsten M. Spears
Kirsten M. Spears
Chief Financial Officer
Date: September 6, 2023