Form 10-K
period 2023-10-29
Broadcom Inc.
filed 2023-12-14
CIK 1730168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 29, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

	Broadcom Inc.
Delaware	3421 Hillview Ave			001-38449	35-2617337
(State or Other Jurisdiction of Incorporation or Organization)	Palo Alto,	CA	94304	(Commission File Number)	(I.R.S. Employer Identification No.)
	(650)	427-6000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 28, 2023, based upon the closing sale price of such shares on The Nasdaq Global Select Market on such date was approximately $253.7 billion.
As of November 24, 2023, there were 468,140,569 shares of our common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROADCOM INC.
2023 ANNUAL REPORT ON FORM 10-K

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
Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our,” and “us” mean Broadcom Inc. and its consolidated subsidiaries. Our fiscal year ends on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. We refer to our fiscal years by the calendar year in which they end. For example, the fiscal year ended October 29, 2023 was a 52-week year.

ITEM 1.BUSINESS
Overview
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. Our over 50-year history of innovation dates back to our diverse origins from Hewlett-Packard Company, AT&T, LSI Corporation, Broadcom Corporation, Brocade Communications Systems LLC, CA, Inc., Symantec Enterprise Security, and VMware, Inc. (“VMware”). Over the years, we have assembled a large team of semiconductor and software design engineers around the world. We maintain design, product and software development engineering resources at locations in the U.S., Asia, Europe and Israel, providing us with engineering expertise worldwide. We strategically focus our research and development resources to address niche opportunities in our target markets and leverage our extensive portfolio of U.S. and other patents, and other intellectual property (“IP”) to integrate multiple technologies and create system-on-chip (“SoC”) component and software solutions that target growth opportunities. We design products and software that deliver high-performance and provide mission critical functionality.
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
In addition, the hybrid-cloud portfolio we acquired with VMware helps enterprises simplify their information technology (“IT”) environments so they can increase business velocity and flexibility. The VMware portfolio spans hybrid cloud, app-delivery acceleration, zero-trust security, and software-defined edge, making it easy for customers to run their mission-critical workloads across private, public and edge environments with security and resiliency.
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
Recent Development
Acquisition of VMware, Inc.
On November 22, 2023, we acquired VMware in a cash-and-stock transaction (the “VMware Merger”), in which VMware stockholders received, in aggregate, approximately $30.8 billion in cash and 54.4 million shares of Broadcom common stock in exchange for all shares of VMware common stock issued and outstanding immediately prior to the closing. The preliminary total purchase consideration for the VMware Merger was approximately $86.3 billion. We funded the cash portion of the VMware Merger consideration with net proceeds from the issuance of $30.4 billion in term loans under a credit agreement that we entered into on August 15, 2023, as well as cash on hand.
We assumed all outstanding VMware restricted stock unit (“RSU”) awards and performance stock unit awards held by continuing employees. The assumed awards were converted into approximately 5 million Broadcom RSU awards. All outstanding in-the-money VMware stock options and RSU awards held by non-employee directors were accelerated and converted into the right to receive cash and shares of Broadcom common stock, in equal parts.
All discussions and information in this Annual Report on Form 10-K regarding our business and financial results relate solely to our operations prior to the VMware Merger, unless otherwise indicated.

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
We provide semiconductor solutions for managing the movement of data in data center, service provider, and enterprise networking applications. We provide a broad variety of RF semiconductor devices, wireless connectivity solutions, custom touch controllers and inductive charging solutions for the wireless market. We also provide semiconductor solutions for enabling the STB and broadband access applications and for enabling secure movement of digital data to and from host machines, such as servers, personal computers and storage systems, to the underlying storage devices, such as hard disk drives (“HDD”) and solid-state drives (“SSD”).
Our product portfolio ranges from discrete devices to complex sub-systems that include multiple device types and may also incorporate firmware for interfacing between analog and digital systems. In some cases, our products include mechanical hardware that interfaces with optoelectronic or capacitive sensors. We focus on markets that require high quality and the technology leadership and integrated performance characteristic of our products. The table below presents our material semiconductor product families and their major end markets and applications during fiscal year 2023.

Major End Markets	Major Applications	Material Product Families
Broadband	• STB and Broadband Access	• STB SoCs
• DSL/PON gateways
• DOCSIS cable modem and networking infrastructure
• DSLAM/PON optical line termination
• Wi-Fi access point SoCs
Networking	• Data Center, Service Provider, and Enterprise Networking	• Ethernet switching and routing silicon
• Custom silicon solutions
• Optical and copper PHYs
• Fiber optic transmitter and receiver components
Wireless	• Mobile Device Connectivity	• RF front end modules and filters
• Wi-Fi, Bluetooth, GPS/GNSS SoCs
• Custom touch controllers
• Inductive charging ASICs
Storage	• Servers and Storage Systems	• SAS and RAID controllers and adapters
• PCIe switches
• Fibre channel host bus adapters
• Ethernet NIC
	• HDD and SSD	• Read channel based SoCs; Custom flash controllers
• Preamplifiers
Industrial	• Factory Automation, Renewable Energy and Automotive Electronics	• Optocouplers
• Industrial fiber optics
• Industrial and medical sensors
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
Ethernet Switching & Routing: Ethernet is a ubiquitous interconnection technology that enables high performance and cost effective networking infrastructure. We offer a broad set of Ethernet switching and routing products that are optimized for data center, service provider and enterprise networks. In the data center market, our high capacity, low latency, switching silicon supports advanced protocols around virtualization and multi-pathing. Our Ethernet switching fabric technologies provide the ability to build highly scalable flat networks supporting tens of thousands of servers. Our service provider switch portfolio enables carrier networks to support prioritized delivery of data traffic in the wireless backhaul, access, aggregation and core of their networks. For enterprise networks, we offer product families with secure, encrypted switching capabilities and support lower power modes that comply with industry standards around energy efficient Ethernet.
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
Ethernet NIC Controllers: Our Ethernet network interface card (“NIC”) controllers are designed for high-performance virtualization, intelligent flow processing, secure data center connectivity, and machine learning.
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
Industrial End Markets: We also provide a broad variety of products for the general industrial and automotive markets, including optocouplers, industrial fiber optics, industrial and medical sensors, motion encoders, light emitting diode devices, and Ethernet ICs. Our industrial products are used in a diverse set of applications, spanning industrial automation, power generation and distribution systems, medical systems and equipment, defense and aerospace, and vehicle subsystems including those used in electric vehicle powertrain, infotainment and advanced driver assistance system.
Infrastructure Software
Our infrastructure software solutions offer customers greater choice and flexibility to build, run, manage, connect and protect applications and data at scale across hybrid IT environments.
Our mainframe software provides market-leading DevOps, AIOps, Security, Workload Automation, Data Management, and Foundational Software solutions, that enable customers to embrace open tools and technologies, innovate with their mainframe as part of their hybrid cloud, and amplify the value of their mainframe investments. Our commitment to partnering with our customers extends beyond products and technology and includes unique Beyond Code programs that address challenges such as skills development, staffing, change management, and cost-saving initiatives that drive overall business success with the platform.
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
The table below presents our software portfolios and their material offerings during fiscal year 2023.

Software Portfolio	Portfolio Description	Major Portfolio Offerings
Mainframe Software	• DevOps, AIOps, Security, Workload Automation, Data Management, and Foundational Software Solutions	• Operational Analytics & Management
• Workload Automation
• Database & Data Management
• Application Development & Testing
• Identity & Access Management
• Compliance & Data Protection
• Security Insights
	• Beyond Code programs	• Skills Development and Staffing
• Software Rationalization and Migration
• Software Efficiency and Cost Optimization Tools
• Change Management Support
• Technology Proof of Concepts
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
Workload Automation: These solutions reduce manual effort by enabling customers to proactively optimize resources and orchestrate automation across enterprise applications and systems.
Databases & Data Management: These high-performance databases and management tools store, organize, and manage mainframe data to ensure optimal performance, efficient administration, and reliability of critical systems. Customers can also manage their mainframe data storage using modern mainframe solutions that securely store data on any device that customers choose, including the cloud. These software-only solutions are designed to save on costs and maintain confidence in data security.
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
Identity & Access Management: These solutions manage mainframe access and elevate it with modern practices such as multi-factor authentication and privileged user management, and support all external security managers.

Compliance & Data Protection: These solutions protect crucial mainframe data to ensure compliance, identify risk, proactively respond to potential threats, and reduce those risks to lighten the load on security management with automated identification and authorization cleanup.
Security Insights Platform: This solution helps ensure a trusted environment for customers and their employees by quickly interpreting and assessing mainframe security posture, identifying risks and developing remediation steps on an ongoing and ad hoc basis. This data is available for use with in-house tools for security information and event management.
Beyond Code Programs: These value-added offerings go above and beyond the leading software we provide to help ensure our customers get the most out of their mainframe investments. These offerings unlock additional value for organizations in areas like educating and upskilling the workforce, providing expert guidance and support for change events, uncovering opportunities to improve efficiency and save costs.
ValueOps: This solution delivers value stream management capabilities that enable customers to schedule, track, and manage work throughout its lifecycle from investment planning to execution. It aligns business and development teams across the enterprise, increasing transparency, reducing inefficiencies, and improving time to value.
DevOps: This solution offers capabilities that empower users of our agile processes and tools to track development progress and deploy releases confidently with assurance of feature completeness, high-quality and reduced risk. Key stakeholders have a single view of key insights into release progress, health, quality, defect trends, and metrics that drive focus, gauge readiness, and help to ensure successful, quality releases.
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
Customers, Sales and Distribution
We sell our products through our direct sales force and a select network of distributors and channel partners globally. Distributors and OEMs, or their contract manufacturers, typically account for the substantial majority of our semiconductor sales. A relatively small number of customers account for a significant portion of our net revenue. Sales to distributors accounted for 57% and 56% of our net revenue for fiscal years 2023 and 2022, respectively. We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 35% of our net revenue for each of our fiscal years 2023 and 2022. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% of our net revenue for each of fiscal years 2023 and 2022. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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
Manufacturing Operations
We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we outsource a majority of our manufacturing operations, utilizing third-party foundry and assembly and test capabilities, as well as some of our corporate infrastructure functions. The majority of our front-end wafer manufacturing operations is outsourced to external foundries, including Taiwan Semiconductor Manufacturing Company Limited (“TSMC”). We use third-party contract manufacturers for a significant majority of our assembly and test operations, including TSMC, Advanced Semiconductor Engineering, Inc., Foxconn Technology Group, Amkor Technology, Inc. and Siliconware Precision Industries Co., Ltd. We use our internal fabrication facilities for products utilizing our innovative and proprietary processes, such as our FBAR filters for wireless communications and our vertical-cavity surface emitting laser and side emitting lasers-based on GaAs and InP lasers for fiber optic communications, while outsourcing commodity processes such as standard CMOS. By doing so, we can protect our IP and accelerate time to market for our products. The majority of our internal III-V semiconductor wafer fabrication is done in the U.S. and Singapore.

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
In the semiconductor market, we compete with integrated device manufacturers, fabless semiconductor companies, as well as the internal resources of large, integrated OEMs. Our primary competitors are Advanced Micro Devices, Inc., Amlogic Inc., Analog Devices, Inc., Cisco Systems, Inc., GlobalFoundries Inc., Hamamatsu Photonics K.K., Heidenhain Corporation, iC-Haus GmbH, Intel Corporation, Lumentum Holdings Inc., MACOM Technology Solutions Holdings, Inc., Marvell Technology, Inc., MaxLinear, Inc., MediaTek Inc., Microchip Technology Incorporated, Mitsubishi Electric Corporation, Murata Manufacturing Co., Ltd., NVIDIA Corporation, NXP Semiconductors N.V., ON Semiconductor Corporation, OSRAM Licht AG, Qorvo, Inc., Qualcomm Inc., Realtek Semiconductor Corp., Renesas Electronics Corporation, Skyworks Solutions, Inc., STMicroelectronics N.V., Sumitomo Corporation, Synaptics Incorporated, Texas Instruments, Inc., TDK-EPC Corporation, Toshiba Corporation, Wolfspeed, Inc. (f/k/a Cree, Inc.), and II-VI Incorporated. We compete based on the strength and expertise of our high speed proprietary design expertise, FBAR technology, amplifier design, module integration, proprietary materials processes, multiple storage protocols and mixed-signal design, our broad product portfolio, support of key industry standards, reputation for quality products, and our customer relationships.
In the infrastructure software market, we compete with large enterprise software vendors who continue to expand their product and service offerings and consolidate offerings into broad product lines, and smaller, niche players focused on specific markets. Our primary competitors are Atlassian Corporation, Plc, BeyondTrust Corporation, BMC Software Inc., Cisco Systems, Inc., CrowdStrike Holdings, Inc., CyberArk Software, Ltd., Dino-Software Corporation, International Business Machines Corporation, Microsoft Corporation, New Relic, Inc., OpenText Corporation, Oracle Corporation, Proofpoint, Inc., Rocket Software, Inc., SailPoint Technologies Holdings, Inc., Salesforce.com, Inc., ServiceNow, Inc., SolarWinds Corporation, Splunk, Inc. and Zscaler, Inc. We compete based on the breadth of our enterprise management tools portfolio, breadth and synergy of offerings, our platform and hardware independence, our global reach, and our deep customer relationships and industry experience.
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
As of October 29, 2023, we had 15,400 U.S. and other patents and 910 U.S. and other pending patent applications. The expiration dates of our patents range from 2023 to 2042, with a small number of patents expiring in the near future, none of which are expected to be material to our IP portfolio. We are not substantially dependent on any single patent or group of related patents.
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
With respect to our infrastructure software, the proprietary portions of our source code for our products are protected both as a trade secret and as copyrighted works. Except with respect to software components that are subject to open source licenses, our customers do not generally have access to the source code for our products. Rather, on-premise customers typically access only the executable code for our products, and SaaS customers access only the functionality of our SaaS offerings. Under certain contingent circumstances, some of our customers are beneficiaries of a source code escrow arrangement that would enable them to obtain a limited right to access and use our source code if specific conditions are met.
Employees
Our continued success depends on our ability to attract, motivate and retain our workforce in a highly competitive labor market. Specifically, as the source of our technological and product innovations, our engineering and technical personnel are a critical asset.
We measure our employees’ engagement by our voluntary attrition rate and employee feedback. Our global voluntary attrition rate in fiscal year 2023 was approximately 3.3%, well below the technology industry benchmark (AON, 2023 Salary Increase and Turnover Study — Second Edition, September 2023).
We also track the portion of our workforce in research and development roles. As of October 29, 2023, we had approximately 20,000 employees worldwide, with approximately 63% in research and development roles. By geography, approximately 54% of our employees are located in North America, 34% in Asia, and 12% in Europe, the Middle East and Africa.
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
Information About Our Executive Officers
The following table provides information regarding our executive officers as of December 14, 2023:

Name and Title	Age	Position and Offices
Hock E. Tan	72	President, Chief Executive Officer and Director
Kirsten M. Spears	59	Chief Financial Officer and Chief Accounting Officer
Mark D. Brazeal	55	Chief Legal and Corporate Affairs Officer
Charlie B. Kawwas, Ph.D.	53	President, Semiconductor Solutions Group
Hock E. Tan has served as our President and Chief Executive Officer since March 2006. He was President and Chief Executive Officer at Integrated Circuit Systems, Inc. (“ICS”), a publicly traded timing solutions IC company, from 1999 until its acquisition by Integrated Device Technology, Inc. in 2005. He also held several executive leadership positions at ICS, including Chief Operating Officer from 1996 to 1999 and Senior Vice President and Chief Financial Officer from 1995 to 1999. He was Vice President of Finance at Commodore International, Ltd. from 1992 to 1994, and held senior management positions at PepsiCo, Inc. and General Motors Corporation. He was also managing director of Pacven Investment, Ltd., a venture capital fund in Singapore, from 1988 to 1992, and was managing director of Hume Industries Ltd. in Malaysia from 1983 to 1988.
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
•The failure to realize the expected benefits from the VMware Merger may adversely affect our business and the value of our common stock.
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
•If demand for our data center virtualization products is less than anticipated, our business could be adversely affected.
•The growth of our software business depends on customer acceptance of our newer products and services.
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

•Our use of open source software in certain products and services could materially adversely affect our business, financial condition and results of operations.
•Failure of our software products to manage and secure IT infrastructures and environments could have a material adverse effect on our business.
•Our sales to government customers subject us to uncertainties and governmental regulations, which could have a material adverse effect on our business.
•Failure to effectively manage our products and services lifecycles could harm our business.
•Our operating results are subject to substantial quarterly and annual fluctuations.
•Competition in our industries could prevent us from growing our revenue.
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
•We have potential tax liabilities as a result of VMware’s former controlling ownership by Dell, which could have an adverse effect on our financial condition and operating results.
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
Our business is subject to various domestic and international laws and other legal requirements, including anti-competition and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders. These laws, regulations and orders are complex, may change frequently and with limited notice, and have generally and may continue to become more stringent over time. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. The U.S. government may also add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries, which have had and may continue to have an adverse effect on our ability to sell our products and our revenue. For example, Huawei Technologies Co., Ltd., one of our customers, is subject to certain U.S. export restrictions, which has required us to suspend sales to Huawei until we obtain licenses from the U.S. Department of Commerce. We may be unable to obtain or maintain the necessary licenses to allow us to export products to them. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with China, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products, and adversely affect our business and results of operations. Furthermore, government authorities may take retaliatory actions, impose conditions for the supply of products or require the license or other transfer of intellectual property, which could have a material adverse effect on our business.
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
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. In addition, as of October 29, 2023, nearly 49% of our employees were located outside the U.S. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
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
•difficulty in enforcing contracts, collecting accounts receivables and maintaining appropriate financial control;
•difficulty in conducting due diligence with respect to business partners;
•public health or safety concerns, medical epidemics or pandemics, such as COVID-19, and other natural- or man-made disasters;
•nationalization of businesses and expropriation of assets; and
•changes in U.S. and foreign tax laws.
A significant legal risk associated with conducting business internationally is compliance with the various and differing laws and regulations of the many countries in which we do business. In addition, the laws in various countries are constantly evolving and may, in some cases, conflict with each other or with agreements we have made in one or more jurisdictions. Although our policies prohibit us, our employees and our agents from engaging in unethical business practices, there can be no assurance that all of our employees, distributors or other agents will refrain from acting in violation of our related anti-corruption or other policies and procedures. Any such violation could have a material adverse effect on our business.
Failure to realize the benefits expected from the VMware Merger could adversely affect our business and the value of our common stock.
As part of our integration of the VMware business, we plan to focus on VMware’s core business of creating private and hybrid cloud environments among large enterprises globally and divesting non-core assets. If VMware customers do not accept this plan, the investments we have made or may make to implement this plan may be of no or limited value, we may lose customers, our financial results may be adversely affected and our stock price may suffer.
Although we expect significant benefits to result from the VMware Merger, there can be no assurance that we will actually realize these benefits. Achieving these benefits will depend, in part, on our ability to integrate VMware's business successfully and efficiently. The challenges involved in this integration, which are complex and time consuming, include the following:
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

•reorienting the VMware sales and marketing force to align with the change in strategy and effectively position the business; and
•integrating the VMware workforce, including managing employee transitions and attrition, maintaining employee morale and retaining key employees.
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 57% of our net revenue in the fiscal year ended October 29, 2023 and are subject to a number of risks, including:

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
We expect our dependence on channel partners will increase following the VMware Merger. Failure to maintain good relationships with our distributors and channel partners could adversely impact our business. In addition, we sell our semiconductor products through an increasingly limited number of distributors, which exposes us to additional customer concentration and related credit risks.
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
Our business depends on a wide variety of complex IT systems and services, including cloud-based and other critical corporate services relating to, among other things, product research and development, financial reporting, product orders and fulfillment, HR, benefit plan administration, IT network management, and electronic communication and collaboration services. These systems and services are both internally managed and outsourced, and in many cases we rely upon third-party data centers. Any failure of these internal or third-party systems and services to operate effectively could disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations. Our operations are dependent upon our ability to protect our IT infrastructure against damage from business continuity events that could have a significant disruptive effect. Although these systems are designed to protect and secure our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information, we are, out of necessity, dependent on our vendors to adequately address cyber security threats to their own systems. In addition, software products we use and technologies produced by us have occasionally had in the past and may have in the future, vulnerabilities that, if left unmitigated, could reduce the overall level of security of the systems on which the software is installed.
Cyber-attacks are increasing in number and sophistication, are well-financed, in some cases supported by state actors, and are designed to not only attack, but also to evade detection. Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a critical vendor in the digital supply chain for both governmental entities and critical infrastructure operators, we and our products may be targeted by those seeking to threaten the confidentiality, integrity and availability of systems supporting essential public services. Geopolitical instability may increase the likelihood that we will experience direct or collateral consequences from cyber conflicts between nation-states or other politically motivated actors targeting critical technology infrastructure.
Accidental or willful security breaches or other unauthorized access to our information systems or the systems of our service providers and business partners, or the existence of computer viruses or malware (such as ransomware) in our or their data or software have in the past, and could in the future, expose us to a risk of information loss, business disruption, and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees or third parties. Such an event could disrupt our business and result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, significant remediation costs, disruption of key business operations and significant diversion of our resources, as well as fines and other sanctions resulting from any related breaches of data privacy regulations (such as the General Data Protection Regulation), any of which could have a material adverse effect on our business, profitability and financial condition. While we may be entitled to damages if our vendors fail to perform under their agreements with us, any award may be insufficient to cover the actual costs incurred by us and, as a result of a vendor’s failure to perform, we may be unable to collect any damages.
Despite our internal controls and investment in security measures, we have, from time to time, been subject to disruptive cyber-attacks and unauthorized network intrusions and malware on our own IT networks or those of our service providers or business partners. Although no such cyber security incidents have been material to Broadcom, we continue to devote resources to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future. Businesses we acquire may increase the scope and complexity of our IT networks, and this may increase our risk exposure to cyber-attacks when there are difficulties integrating diverse legacy systems that support operations for the acquired businesses.
In addition, certain aspects of effective cybersecurity are dependent upon our employees, contractors and other trusted partners reliably safeguarding secrets (e.g., application credentials) and adhering to our security policies and access control mechanisms. We have in the past experienced, and expect in the future to experience, security incidents arising from a failure to properly handle such secrets or adhere to such policies and, although no such events have had a material adverse effect on our business, there can be no assurance that an insider threat will not result in an incident that is material to Broadcom. Our logging, alerting and cyber incident detection mechanisms may not cover every system potentially targeted by threat actors, may not have the capability to detect certain types of unauthorized activities, and may not capture and surface information sufficient to enable us to timely detect and take responsive action to insider or external threats.
U.S. and foreign regulators, as well as customers and service providers, have also increased their focus on cyber security vulnerabilities and risks. Compliance with laws, regulations, and contractual provisions concerning privacy, cyber security, secure technology development, data governance, data protection, confidentiality and IP could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties and may also increase our overall compliance burden.
We operate in the highly cyclical semiconductor industry.
The semiconductor industry is highly cyclical and is characterized by price erosion, wide fluctuations in product supply and demand, constant and rapid technological change, evolving technical standards, frequent new product introductions, and short product life cycles (for semiconductors and for many of the end products in which they are used). From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. The industry previously experienced a significant upturn due to a supply imbalance that resulted in record profitability and increases in average selling prices. The industry, however is currently experiencing a downturn, and historically, such down-cycles have been characterized by diminished demand for end-user products, high inventory levels and periods of inventory adjustment, under-utilization of manufacturing capacity, changes in revenue mix, accelerated erosion of average selling prices and elimination of expedite fees leading to reduced profitability and a decline in our stock price. The Creating Helpful Incentives to Produce Semiconductors for America Act could also result in an increase in supply leading to excess inventory and a decrease in average selling prices. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, our net revenue may decline and our financial condition and results of operations may suffer.

The majority of our sales have historically come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We have historically depended on a small number of end customers, OEMs, their respective contract manufacturers (“CMs”) and certain distributors for a majority of our business and revenue. For fiscal year 2023, sales to distributors accounted for 57% of our net revenue. We believe aggregate sales, through all channels, to Apple and our top five end customers, accounted for approximately 20% and 35% of our net revenue for fiscal year 2023, respectively. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material adverse developments experienced by our significant customers.
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
TSMC, one of our CMs, manufactured approximately 90% of the wafers manufactured by our CMs during fiscal year 2023. We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.
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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, GaAs and InP wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During fiscal year 2023, we purchased approximately two-thirds of our manufacturing materials from five materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints, inflation, or other factors, any of which could lead to interruption of supply or increased demand in the industry. For example, macroeconomic and geopolitical conditions, as well as the COVID-19 pandemic, caused some supply constraints and increases in prices, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. Any such supply constraints could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
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
Winning a product design does not guarantee sales to a customer. A delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we incur significant expense in the design process and may generate little or no revenue from it. In addition, the timing of design wins is unpredictable and implementing production for a major design win, or multiple design wins at the same time, may strain our resources and those of our CMs. In such event, we may be forced to dedicate significant additional resources and incur additional costs and expenses. Further, often customers will only purchase limited numbers of evaluation units until they qualify the products and/or the manufacturing line for those products. The qualification process can take significant time and resources. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of our products and result in a significant loss of revenue. Finally, customers could choose at any time to stop using our products or could fail to successfully market and sell their products, which could reduce demand for our products and cause us to hold excess inventory, materially adversely affecting our business, financial condition and results of operations. These risks are exacerbated by the fact that many of our products, and the end products into which our products are incorporated, often have very short life cycles.
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
The industries in which we operate are characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of IP rights, including actions by patent-holding companies that do not make or sell products. From time to time, third parties assert against us and our customers and distributors their IP rights to technologies that are important to our business. For example, in September 2023 we settled a patent infringement claim filed by California Institute of Technology against Broadcom and Apple.
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
If demand for our data center virtualization products is less than anticipated, our business could be adversely affected.
We expect to generate a significant portion of our software revenue from our data center virtualization products. However, if businesses build new or shift existing compute workloads off-premises to public cloud providers, this could limit the market for on-premises deployments of our data center virtualization products. Although we have developed, and will continue to develop, products to extend our product offerings to the public cloud, if demand for our server virtualization products is significantly less than anticipated, our business, financial condition, results of operations and cash flows may be adversely affected.
The growth of our software business depends on customer acceptance of our newer products and services.
Many of our software products and services are based on data center virtualization, application modernization and related hybrid-cloud technologies used to manage distributed computing architectures, which form the foundation for hybrid-cloud computing. We expect to increase product development and marketing and sales efforts toward products and services that enable businesses to modernize applications and efficiently implement their hybrid-cloud services. These cloud and SaaS initiatives present new and difficult technological, operational and compliance challenges. We expect significant investments will be required to develop or acquire solutions to address those challenges. Current and future customers may not perceive benefits and cost savings associated with adopting our hybrid-cloud and application platform solutions or we may fail to realize returns on our investments in new initiatives, which could harm our results of operations.
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
Further, our software solutions interact with a variety of software and hardware developed by third parties, as well as cloud providers. If we lose access to third-party code and specifications for the development of code or cloud providers fail to support our products or otherwise limit the functionality, compatibility or certification of our products, this could negatively impact our ability to develop compatible software. In addition, if software providers and hardware manufacturers, including some of our largest vendors, adopt new policies restricting the use or availability of their code or technical documentation for their operating systems, applications, or hardware, or otherwise impose unfavorable terms and conditions for such access, this could result in higher research and development costs for the enhancement and modification of our existing products or development of new products. Any additional restrictions could materially adversely affect our business, financial condition and operating results and cash flow.
Failure to enter into software license agreements on a satisfactory basis could materially adversely affect our business.
Many of our existing customers have multi-year enterprise software license agreements, some of which involve substantial aggregate fee amounts. These customers often do not have a contractual obligation to purchase additional solutions. Customer renewal rates may decline or fluctuate as a result of a number of factors, including the level of customer satisfaction with our solutions or customer support, customer budgets and the pricing of our solutions as compared with the solutions offered by our competitors, any of which may cause our revenue to grow more slowly than expected, if at all. The failure to renew customer agreements of similar scope, on terms that are commercially attractive to us, could materially adversely affect our business, financial condition and operating results and cash flow.

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
Our use of open source software in certain products and services could materially adversely affect our business, financial condition, operating results and cash flow.
Many of our products and services incorporate open source software, the use of which may subject us to certain conditions, including the obligation to offer such products for no cost or to make the proprietary source code of those products publicly available. Open source licenses are generally “as-is” and do not provide warranties, support or assurance of title or controls on origin of the software, which exposes us to potential liability if the software fails to work or infringes the intellectual property of a third-party.
Although we monitor our use of open source software to avoid subjecting our products to unintended conditions and exposing us to unacceptable financial risk, such use, under certain circumstances, could materially adversely affect our business, financial condition and operating results and cash flow, including if we are required to take remedial action that may divert resources away from our development efforts. In addition, we may receive inquiries or claims from authors, distributors or recipients of open source software included in our products regarding our compliance with the conditions of such open source licenses and we may be required to take steps to avoid or remedy an alleged infringement or noncompliance, including modifying our product code, stopping the distribution of some of our products, paying damages or releasing the source code of our propriety software. Further, although we believe that we have complied with our obligations under the licenses for such open source software, there is little legal precedent governing the interpretation of some terms in some of these licenses, which increases the risk that a court could interpret the licenses differently than we do.
Failure of our software products to manage and secure IT infrastructures and environments could have a material adverse effect on our business.
Certain aspects of our software products are intended to manage and secure IT infrastructures and environments, and as a result, we expect these products to be ongoing targets of cyber-attacks. Open source code or other third-party software used in these products could also be targeted and may make our products vulnerable to additional security risks not posed by purely proprietary products. Our products are complex and, when deployed, may contain errors, defects or security vulnerabilities, some of which may not be discovered before the product has been released, installed and used by customers. The complexity and breadth of our technical and production environments, which involve globally dispersed development and engineering teams, increases the risk that errors, defects or vulnerabilities will be introduced and may delay our ability to detect, mitigate or remediate such incidents.
In the past, elements of our proprietary source code have been exposed in an unauthorized manner. It is possible that such exposure of source code could reveal unknown security vulnerabilities in our products that could be exploited by malicious actors. Our products are also subject to known and unknown security vulnerabilities resulting from integration with third-party products or services.
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
Our sales to government customers subject us to uncertainties and governmental regulations, which could have a material adverse effect on our business.
Our contracts signed with the U.S. federal, state and local government and non-U.S. government agencies are generally subject to annual fiscal funding approval and may be renegotiated or terminated at the discretion of the government.

Termination, renegotiation or the lack of funding approval for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts and our arrangements with channel partners who may sell directly to government customers are generally subject to certain requirements, some of which are generally not present in commercial contracts and/or may be complex, as well as to audits and investigations. Failure to meet contractual requirements could result in various civil and criminal actions and penalties, and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, which could materially adversely affect our business, financial condition, operating results and cash flow.
Failure to effectively manage our products and services lifecycles could harm our business.
As part of the natural lifecycle of our products and services, customers are informed when products or services will be reaching their end of life or end of availability and will no longer be supported or receive updates and security patches. If these products or services remain subject to a service contract, the customer may transition to alternative products or services. Failure to effectively manage our products and services lifecycles could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results.
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
Some of our competitors have longer operating histories, greater name recognition, a larger installed customer base, larger technical staffs, more established relationships with vendors or suppliers, or greater manufacturing, distribution, financial, research and development, technical and marketing resources than us. We also face competition from public cloud providers, numerous smaller companies that specialize in specific aspects of the highly fragmented software industry, open source authors who provide software and IP for free, competitors who offer their products through try-and-buy or freemium models, and customers who develop competing products.
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
The industries in which we compete are characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, short product cycles and evolving industry standards, and new delivery methods. In addition, semiconductor products transition over time to increasingly smaller line width geometries and failure to successfully transition to smaller geometry process technologies could impair our competitive position. In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development. If we fail to timely develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new competitive technologies that we do not support become widely accepted, demand for our products may be reduced. Increased investments in research and development or unsuccessful research and development efforts could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
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
There is an increasing focus from lawmakers, regulators, investors, customers, employees and other stakeholders concerning ESG matters, including environment, climate, diversity and inclusion, human rights and governance transparency. A number of our customers have adopted, or may adopt, procurement policies that include ESG provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose ESG-related policies, practices and metrics. In addition, various jurisdictions are developing climate-related laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations on ESG practices and disclosures, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our outsourced manufacturing. Further, there is an increasing number of state-level anti-ESG initiatives in the United States that may conflict with other regulatory requirements or our various stakeholders’ expectations. If we fail to comply with or meet the evolving legal and regulatory requirements or expectations of our various stakeholders, we may be subject to enforcement actions, required to pay fines, customers may stop purchasing products from us or investors may sell their shares, which could harm our reputation, revenue and results of operations. Our actual or perceived failure to achieve our ESG-related initiatives could negatively impact our reputation or harm our business.
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
After the enactment of the U.S. Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime. Beginning in fiscal year 2027, the deduction allowable under the GILTI regime will decrease from 50% to 37.5%, which will increase the effective tax rate imposed on our income. The 2017 Tax Reform Act also limits our ability to deduct research and development expenses beginning in fiscal year 2023. These expenses are now capitalized and amortized over 5 years (15 years for foreign expenses), which have and may continue to materially increase our cash tax costs. The U.S. also enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which created a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. This book minimum tax will first apply to our fiscal year 2024 and any increase in our effective tax rate or cash tax will depend on a number of factors, including any offsets for foreign tax credits or general business credits, or changes in book income following business combinations. The IRA also created an excise tax of 1% of the value of our stock repurchased after December 31, 2022. While the impact of this excise tax has not been material, it could increase materially depending on various factors, including the amount and frequency of our stock repurchases, applicability to business combination transactions, and any permitted reductions or exceptions to the amount subject to the tax. If (i) the U.S. tax rate increases, (ii) the deduction allowable under the GILTI regime is further reduced or eliminated, or (iii) additional limitations are put on our ability to deduct interest expense, our provision for income taxes, net income, and cash flows would be adversely impacted.
In addition, many countries are implementing legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. The OECD is also continuing discussions surrounding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax (namely the “Pillar One” and “Pillar Two” proposals). Many countries have enacted or begun the process of enacting laws based on Pillar Two proposals, which may adversely impact our provision for income taxes, net income and cash flows. As a result of this heightened scrutiny, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings.
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
Our operations are currently structured to benefit from the various tax incentives extended to us in various jurisdictions to encourage investment or employment. For example, absent our principal tax incentives from the Singapore Economic Development Board, which is scheduled to expire in 2025, the corporate income tax rate that would apply to our Singapore taxable income would be 17%. We also have a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028. Each tax incentive and tax holiday is subject to our compliance with various operating and other conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. In addition, we may be required, or elect, to modify our operational structure and tax strategy in order to keep an incentive, which could result in a decrease in the benefits of the incentive. Our tax incentives could also be adversely impacted if the global minimum tax provisions (Pillar Two) are adopted in a country in which we have an existing tax incentive. Our tax incentives and tax holiday, before taking into consideration U.S. foreign tax credits, decreased the provision for income taxes by approximately $2,104 million in the aggregate and increased diluted net income per share by $4.93 for fiscal year 2023.
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
Further, we are subject to, and are under, tax audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our income tax provisions and accruals. The ultimate result of an audit could have a material adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.
As a result of the VMware Merger, we are subject to tax audits in various jurisdictions for the Dell consolidated group, of which VMware was a member beginning in Dell’s fiscal year 2017 until November 2021. While VMware is no longer a member of the Dell consolidated group, it is still subject to audit for the periods in which it was member of the Dell consolidated group. While we believe VMware’s positions are reasonable, the final determination of tax audits could be materially different from our income tax provisions and accruals. Further, pursuant to a tax agreement VMware and Dell, in the event VMware becomes subject to audits as a member of Dell’s consolidated group, Dell has authority to control the audit and represent Dell and our interests, could limit our ability to affect the outcome of such audits.
We have potential tax liabilities as a result of VMware’s former controlling ownership by Dell, which could have an adverse effect on our financial condition and operating results.
If the VMware spin-off from Dell in November 2021 is determined to not be tax-free for any reason, we could be liable for all or a portion of the tax liability, which could have a material adverse effect on our financial condition and operating results. Further, if the VMware Merger results in the spin-off failing to qualify as a tax-free transaction under Section 355 of the Internal Revenue Code, Dell, its affiliates and, potentially, its stockholders would incur significant tax liabilities and we may be required to indemnify Dell and its affiliates for any such tax liabilities, which could be material.
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial health and our ability to execute our business strategy.
As of October 29, 2023, the aggregate indebtedness under our senior notes was $40,815 million. Subsequent to the end of fiscal year 2023, we borrowed $30,390 million in term loans to finance the VMware Merger (the “2023 Term Loans”), and we assumed $8,250 million of VMware’s outstanding senior unsecured notes.
Our substantial indebtedness could have important consequences including:
•increasing our vulnerability to adverse general economic and industry conditions;
•exposing us to interest rate risk as our 2023 Term Loans bear floating interest rates, which we do not typically hedge against;
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
As of September 29, 2023, we believe 10 of our 20 largest holders of common stock were active institutional investors who held 23% of our outstanding shares of common stock in the aggregate. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
Not applicable.
ITEM 2.PROPERTIES
We are headquartered in Palo Alto, California and our primary warehouse is located in Malaysia. We conduct our administration, manufacturing, research and development, sales and marketing in both owned and leased facilities. We believe that our owned and leased facilities are adequate for our present operations. We do not identify or allocate assets by operating segment.
As of October 29, 2023, our owned and leased facilities in excess of 100,000 square feet consisted of:

(In square feet)	United States	Other Countries	Total
Owned facilities (a)	2,586,368	928,888	3,515,256
Leased facilities (b)	796,508	1,309,667	2,106,175
Total facilities	3,382,876	2,238,555	5,621,431
_______________
(a) Includes 318,000 square feet and 153,000 square feet of property owned in Malaysia subject to a 60-year land lease with the state authority expiring in May 2051 and March 2077, respectively, subject to renewal at our option.

(b) Building leases expire on varying dates through February 2046 and generally include renewals at our option.
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
Holders
As of November 24, 2023, there were 1,389 holders of record of our common stock. A substantially greater number of stockholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Issuer Purchases of Equity Securities
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2022, which was subsequently extended to December 31, 2023. In May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to an additional $10 billion of our common stock from time to time through December 31, 2023 (“May 2022 Authorization”). We repurchased and retired approximately 9 million and 12 million shares of our common stock for $5,824 million and $7,000 million under these stock repurchase programs during fiscal years 2023 and 2022, respectively.
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
The following table presents details of our various repurchases during the fiscal quarter ended October 29, 2023, pursuant to the May 2022 Authorization.

Period	Total Number of Shares Purchased (a)		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan

	(In millions, except per share data)
July 31, 2023 - August 27, 2023	0.1		$894.78	0.1		$7,209
August 28, 2023 - September 24, 2023	—		$—	—		$7,209
September 25, 2023 - October 29, 2023	—	(b)	$861.23	—	(b)	$7,176
Total	0.1		$885.52	0.1
_________________________________
(a) We also paid approximately $454 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $852.93 per share. These shares may be deemed to be “issuer purchases” of shares and are not included in this table.
(b) Represents fewer than 0.1 million shares.

Stock Performance Graph
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and the NASDAQ 100 Index for the five fiscal years ended October 29, 2023. The total return graph and table assume that $100 was invested on November 2, 2018 (the last trading day of our fiscal year 2018) in each of Broadcom Inc. common stock, the S&P 500 Index and the NASDAQ 100 Index and assume that all dividends are reinvested. Indexes are calculated on a month-end basis.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

Comparison of Five Year Cumulative Total Return
Among Broadcom Inc., the S&P 500 Index and the NASDAQ 100 Index

	November 4, 2018	November 3, 2019	November 1, 2020	October 31, 2021	October 30, 2022	October 29, 2023
Broadcom Inc.	$100.00	$139.62	$172.47	$270.48	$247.83	$451.15
S&P 500 Index	$100.00	$114.95	$124.89	$178.49	$153.55	$164.78
NASDAQ 100 Index	$100.00	$118.49	$161.99	$233.96	$171.79	$212.82
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
The following section generally discusses our financial condition and results of operations for our fiscal year ended October 29, 2023 (“fiscal year 2023”) compared to our fiscal year ended October 30, 2022 (“fiscal year 2022”). A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to our fiscal year ended October 31, 2021 (“fiscal year 2021”) can be found in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year 2022, filed with the Securities and Exchange Commission (the “SEC”) on December 16, 2022.
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
Fiscal Year Highlights
Highlights during fiscal year 2023 include the following:
•We generated $18,085 million of cash from operations.
•We paid $7,645 million in cash dividends.
•We repurchased $5,824 million of common stock.

Acquisition of VMware, Inc.
On November 22, 2023, we completed the acquisition of VMware in a cash-and-stock transaction (the “VMware Merger”). Pursuant to the Agreement and Plan of Merger, each share of VMware common stock issued and outstanding immediately prior to the effective time of the VMware Merger was indirectly converted into the right to receive, at the election of the holder of such share of VMware common stock, either $142.50 in cash, without interest, or 0.2520 shares of Broadcom common stock. The stockholder election was prorated, such that the total number of shares of VMware common stock entitled to receive cash and the total number of shares of VMware common stock entitled to receive Broadcom common stock, in each case, was equal to 50% of the aggregate number of shares of VMware common stock issued and outstanding. Based on the VMware stockholders’ elections, the VMware stockholders received approximately $30.8 billion in cash and 54.4 million shares of Broadcom common stock in aggregate.
We assumed all outstanding VMware restricted stock unit (“RSU”) awards and performance stock unit awards held by continuing employees. The assumed awards were converted into approximately 5 million Broadcom RSU awards. All outstanding in-the-money VMware stock options and RSU awards held by non-employee directors were accelerated and converted into the right to receive cash and shares of Broadcom common stock, in equal parts.
VMware was a leading provider of multi-cloud services for all applications, enabling digital innovation with enterprise control. We acquired VMware to enhance our infrastructure software capabilities.
The preliminary purchase consideration for the VMware Merger was approximately $86.3 billion. We funded the cash portion of the VMware Merger with net proceeds from the issuance of $30.4 billion in term loans under a credit agreement that we entered into on August 15, 2023 (the “2023 Credit Agreement”), as well as cash on hand. See Note 15. “Subsequent Events” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
The discussions below related to our business and financial results for fiscal year 2023 and prior periods do not include any impact from or information relating to the VMware Merger.
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
Restructuring and other charges. Restructuring and other charges consist primarily of non-recurring charges related to IP litigation, compensation costs associated with employee exit programs, alignment of our global manufacturing operations, rationalizing product development program costs, facility and lease abandonments, fixed asset impairment, IPR&D impairment, and other exit costs, including curtailment of service or supply agreements.
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
Provision for income taxes.  We have structured our operations to maximize the benefit from tax incentives extended to us in various jurisdictions to encourage investment or employment. Our tax incentives from the Singapore Economic Development Board provide that any qualifying income earned in Singapore is subject to tax incentives or reduced rates of Singapore income tax, subject to our compliance with the conditions specified in these incentives and legislative developments. These Singapore tax incentives are presently expected to expire in November 2025. The corporate income tax rate in Singapore that would otherwise apply to us would be 17%. We also have a tax holiday from our qualifying income earned in Malaysia, which is scheduled to expire in 2028.
Each tax incentive and tax holiday is also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with any such operating conditions specified, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. We may elect to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. Before taking into consideration the effects of the U.S. Tax Cuts and Jobs Act and other indirect tax impacts, the effect of these tax incentives and tax holiday decreased the provision for income taxes by approximately $2,104 million and $1,821 million for fiscal years 2023 and 2022, respectively.
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
Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual financial results may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, valuation of goodwill and long-lived assets, and income taxes. See Note 2. “Summary of Significant Accounting Policies” included in Part II, Item 8. of this Annual Report on Form 10-K for further information on our critical accounting policies and estimates.
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
We assess the impairment of long-lived assets, including purchased IPR&D, property, plant and equipment, right-of-use assets, and intangible assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include: (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or (iii) significant negative industry or economic trends. The process of evaluating the potential impairment of long-lived assets under the accounting guidance on property, plant and equipment, and intangible assets is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects of our business or the part of our business to which the long-lived assets relate. We also consider market factors specific to the business and estimate future cash flows to be generated by the business, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the long-lived assets stated on our consolidated balance sheets to reflect their estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors, such as the real estate market, industry and economic trends, and internal factors, such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.
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
Fiscal Year Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal years 2023, 2022 and 2021 each consisted of 52 weeks.
The financial statements included in Part II, Item 8. of this Annual Report on Form 10-K are presented in accordance with GAAP and expressed in U.S. dollars.

Results of Operations
Fiscal Year 2023 Compared to Fiscal Year 2022
The following table sets forth our results of operations for the periods presented:

	Fiscal Year Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$27,891	$26,277	78%	79%
Subscriptions and services	7,928	6,926	22	21
Total net revenue	35,819	33,203	100	100
Cost of revenue:
Cost of products sold	8,636	7,629	24	23
Cost of subscriptions and services	636	627	2	2
Amortization of acquisition-related intangible assets	1,853	2,847	5	8
Restructuring charges	4	5	—	—
Total cost of revenue	11,129	11,108	31	33
Gross margin	24,690	22,095	69	67
Research and development	5,253	4,919	15	15
Selling, general and administrative	1,592	1,382	4	4
Amortization of acquisition-related intangible assets	1,394	1,512	4	5
Restructuring and other charges	244	57	1	—
Total operating expenses	8,483	7,870	24	24
Operating income	$16,207	$14,225	45%	43%
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Sales of products to distributors accounted for 57% and 56% of our net revenue for fiscal years 2023 and 2022, respectively. Direct sales to WT Microelectronics Co., Ltd., a distributor, accounted for 21% and 20% of our net revenue for fiscal years 2023 and 2022, respectively. We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 35% of our net revenue for each of fiscal years 2023 and 2022. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 20% of our net revenue for each of fiscal years 2023 and 2022. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose net revenue by country based primarily on the geographic shipment or delivery location specified by our distributors, OEMs, contract manufacturers, channel partners, or software customers. In fiscal years 2023 and 2022, 32% and 35%, respectively, of our net revenue came from shipments or deliveries to China (including Hong Kong). However, the end customers for either our products or for the end products into which our products are incorporated, are frequently located in countries other than China (including Hong Kong). As a result, we believe that a substantially smaller percentage of our net revenue is ultimately dependent on sales of either our product or our customers’ product incorporating our product, to end customers located in China (including Hong Kong).

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Year Ended
Net Revenue by Segment	October 29, 2023	October 30, 2022	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$28,182	$25,818	$2,364	9%
Infrastructure software	7,637	7,385	252	3%
Total net revenue	$35,819	$33,203	$2,616	8%

	Fiscal Year Ended
Net Revenue by Segment	October 29, 2023	October 30, 2022

	(As a percentage of net revenue)
Semiconductor solutions	79%	78%
Infrastructure software	21	22
Total net revenue	100%	100%
Net revenue from our semiconductor solutions segment increased due to strong product demand, primarily for networking, server storage and broadband products. Net revenue from our infrastructure software segment increased primarily due to increases in sales from our mainframe solutions, partially offset by lower demand for our FC SAN products.
Gross Margin
Gross margin was $24,690 million, or 69% of net revenue, for fiscal year 2023, compared to $22,095 million, or 67% of net revenue, for fiscal year 2022. The increase was primarily due to lower amortization of acquisition-related intangible assets, mainly from our 2016 acquisition of Broadcom Corporation, partially offset by less favorable margin within our semiconductor solutions segment driven by product mix. We expect to incur additional amortization of acquisition-related intangible assets in future periods as a result of the VMware Merger and any further acquisitions we may make.
Research and Development Expense
Research and development expense increased $334 million, or 7%, in fiscal year 2023, compared to the prior fiscal year. The increase was primarily due to higher stock-based compensation expense as a result of annual employee equity awards granted at higher grant-date fair values in fiscal year 2023, partially offset by lower variable employee compensation expense. We expect to incur additional research and development expense in future periods as a result of the VMware Merger and any further acquisitions we may make.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $210 million, or 15%, in fiscal year 2023, compared to the prior fiscal year. The increase was primarily due to higher costs incurred in connection with the VMware Merger and higher stock-based compensation expense as a result of annual employee equity awards granted at higher grant-date fair values in fiscal year 2023, partially offset by lower variable employee compensation expense.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $118 million, or 8%, in fiscal year 2023, compared to the prior fiscal year. The decrease was primarily due to lower amortization of customer-related intangible assets from our acquisition of LSI Corporation. We expect to incur additional amortization of acquisition-related intangible assets in future periods as a result of the VMware Merger and any further acquisitions we may make.
Restructuring and Other Charges
Restructuring and other charges in fiscal year 2023 primarily included non-recurring charges related to IP litigation. We expect to incur additional restructuring and other charges in future periods as a result of the VMware Merger and any further acquisitions we may make.
Stock-Based Compensation Expense
Total stock-based compensation expense was $2,171 million and $1,533 million for fiscal years 2023 and 2022, respectively. The increase was primarily due to annual employee equity awards granted at higher grant-date fair values in fiscal year 2023. We expect to incur additional stock-based compensation expense in future periods as a result of the VMware Merger and any further acquisitions we may make.

The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of October 29, 2023. The remaining weighted-average service period was 3.4 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2024	$2,279
2025	1,845
2026	1,407
2027	715
2028	129
Total	$6,375
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
Segment Operating Results

	Fiscal Year Ended
Operating Income by Segment	October 29, 2023	October 30, 2022	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$16,486	$15,075	$1,411	9%
Infrastructure software	5,639	5,219	420	8%
Unallocated expenses	(5,918)	(6,069)	151	(2)%
Total operating income	$16,207	$14,225	$1,982	14%
Operating income from our semiconductor solutions segment increased primarily due to higher net revenue from networking, server storage, and broadband products. Operating income from our infrastructure software segment increased primarily due to higher net revenue from our mainframe solutions, partially offset by lower net revenue from our FC SAN products.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring and other charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 2% in fiscal year 2023, compared to the prior fiscal year, primarily due to lower amortization of acquisition-related intangible assets, substantially offset by higher stock-based compensation expense, non-recurring charges related to IP litigation, and acquisition-related costs.
Non-Operating Income and Expenses
Interest expense. Interest expense was $1,622 million and $1,737 million for fiscal years 2023 and 2022, respectively. The decrease was due to losses on extinguishment of debt related to debt transactions incurred in fiscal year 2022. We expect to incur additional interest expense in future periods as a result of indebtedness associated with the VMware Merger.
Other income (expense), net. Other income (expense), net includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $512 million for fiscal year 2023, compared to other expense, net, of $54 million for fiscal year 2022. The change was primarily due to higher interest income as a result of higher interest rates and changes in investment gains or losses.
Provision for income taxes. The provision for income taxes was $1,015 million and $939 million for fiscal years 2023 and 2022, respectively. The increase was primarily due to higher income before income taxes, partially offset by an increase in the recognition of uncertain tax benefits as a result of lapses of statutes of limitations.

Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our primary liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of October 29, 2023 consisted of: (i) $14,189 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility. In addition, we may also generate cash from the sale of assets and debt or equity financings from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $40,815 million of outstanding indebtedness, (vi) share repurchases, and (vii) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. We expect capital expenditures to be higher in fiscal year 2024 as compared to fiscal year 2023. Our debt and liquidity needs increased as a result of completing the VMware Merger. We funded the cash portion of the consideration with net proceeds from the issuance of $30,390 million in term loans under the 2023 Credit Agreement, as well as cash on hand. We also assumed $8,250 million of VMware’s outstanding senior unsecured notes.
We believe that our cash and cash equivalents on hand, cash flows from operations, and the revolving credit facility will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months. For additional information regarding our cash requirement from contractual obligations, indebtedness and lease obligations, see Note 13. “Commitments and Contingencies”, Note 9. “Borrowings” and Note 5. “Leases” in Part II, Item 8 of this Annual Report on Form 10-K.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction, or evaluation of potential transactions, could require significant use of our cash and cash equivalents, or require us to increase our borrowings to fund such transactions. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances, we may seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service our senior unsecured notes, the term loans we issued to fund the VMware Merger, and any other indebtedness we may incur will depend on our ability to generate cash in the future. We may also elect to sell additional debt or equity securities for reasons other than those specified above.
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
Working Capital
Working capital increased to $13,442 million at October 29, 2023 from $11,452 million at October 30, 2022. The increase was attributable to the following:
•Cash and cash equivalents increased to $14,189 million at October 29, 2023 from $12,416 million at October 30, 2022, primarily due to $18,085 million in net cash provided by operating activities, partially offset by $7,645 million of dividend payments, $5,824 million of common stock repurchases, and $1,861 million of employee withholding tax payments related to net settled equity awards.
•Other current liabilities decreased to $3,652 million at October 29, 2023 from $4,412 million at October 30, 2022, primarily due to decreases in contract liabilities and income taxes payable.
•Other current assets increased to $1,606 million at October 29, 2023 from $1,205 million at October 30, 2022, primarily due to an increase in contract assets, offset in part by a decrease in prepaid income taxes.
•Employee compensation and benefits decreased to $935 million at October 29, 2023 from $1,202 million at October 30, 2022, primarily due to lower variable compensation.
•Accounts receivable increased to $3,154 million at October 29, 2023 from $2,958 million at October 30, 2022, primarily due to revenue linearity, offset in part by additional receivables sold through factoring arrangements.

These increases in working capital were offset in part by the following:
•Current portion of long-term debt increased to $1,608 million at October 29, 2023 from $440 million at October 30, 2022, primarily due to certain debt instruments becoming due within the next twelve months, offset in part by repayments.
•Accounts payable increased to $1,210 million at October 29, 2023 from $998 million at October 30, 2022, primarily due to the timing of vendor payments.
Capital Returns

	Fiscal Year Ended
Cash Dividends Declared and Paid	October 29, 2023	October 30, 2022

	(In millions, except per share data)
Dividends per share to common stockholders	$18.40	$16.40
Dividends to common stockholders	$7,645	$6,733
Dividends per share to preferred stockholders	$—	$80.00
Dividends to preferred stockholders	$—	$299
On September 30, 2019, we issued approximately 4 million shares of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share. These shares were converted into shares of our common stock during fiscal year 2022.
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time on or prior to December 31, 2022, which was subsequently extended through December 31, 2023. In May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to an additional $10 billion of our common stock from time to time through December 31, 2023. As of October 29, 2023, $7,176 million of the authorized amount remained available for repurchases.
During fiscal years 2023 and 2022, we repurchased and retired approximately 9 million and 12 million shares of our common stock for $5,824 million and $7,000 million, respectively, under these stock repurchase programs.
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
During fiscal years 2023 and 2022, we paid approximately $1,861 million and $1,455 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 3 million shares of common stock from employees in connection with such net share settlements during each of fiscal years 2023 and 2022.
Cash Flows

	Fiscal Year Ended
	October 29, 2023	October 30, 2022

	(In millions)
Net cash provided by operating activities	$18,085	$16,736
Net cash used in investing activities	(689)	(667)
Net cash used in financing activities	(15,623)	(15,816)
Net change in cash and cash equivalents	$1,773	$253
Operating Activities
Cash flows from operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $1,349 million increase in cash provided by operations during fiscal year 2023 compared to fiscal year 2022 was due to $2,587 million higher net income, offset in part by $1,249 million lower non-cash adjustments primarily from lower amortization of intangible assets.

Investing Activities
Cash flows from investing activities primarily consisted of capital expenditures, sales and purchases of investments, and cash used for acquisitions. The $22 million increase in cash used in investing activities for fiscal year 2023 compared to fiscal year 2022 was primarily due to a $118 million increase in purchases of investments, net of proceeds from sales of investments, offset by a $193 million decrease in cash paid for acquisitions.
Financing Activities
Cash flows from financing activities primarily consisted of dividend payments, stock repurchases, proceeds and payments related to our long-term borrowings, and employee withholding tax payments related to net settled equity awards. The $193 million decrease in cash used in financing activities for fiscal year 2023 compared to fiscal year 2022 was primarily due to a $1,958 million decrease in payments on debt obligations and a $1,176 million decrease in stock repurchases, offset by a $1,935 million decrease in proceeds from long-term borrowings, a $613 million increase in dividend payments and a $406 million increase in employee withholding tax payments related to net settled equity awards.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
From time to time, we use foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates, which result from our global operating and financing activities. We do not use derivative financial instruments for trading or speculative purposes. Neither gains and losses from foreign currency transactions nor foreign exchange forward contracts were significant for any period presented in the consolidated financial statements included in this Form 10-K. We did not have any outstanding foreign exchange forward contracts as of October 29, 2023 or October 30, 2022.
Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding debt. As of October 29, 2023 and October 30, 2022, we had $40.8 billion and $41.2 billion in principal amount of debt outstanding, and the estimated aggregate fair value of debt was $33.2 billion and $33.0 billion, respectively. As of October 29, 2023 and October 30, 2022, a hypothetical 50 basis points increase or decrease in market interest rates would change the fair value of debt by a decrease or increase of approximately $1.4 billion and $1.6 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on our debt as we only had fixed rate senior notes outstanding. To hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances, we have entered, and in the future may enter, into treasury rate lock contracts.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BROADCOM INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Broadcom Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Broadcom Inc. and its subsidiaries (the “Company”) as of October 29, 2023 and October 30, 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended October 29, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 29, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 29, 2023 and October 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 29, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 29, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Uncertain Tax Positions (UTPs)

As described in Notes 2 and 11 to the consolidated financial statements, the gross unrecognized tax benefits balance was $4,655 million as of October 29, 2023. As management has disclosed, management evaluates the exposure associated with various tax filing positions and accrues an income tax liability when such positions do not meet the more-likely-than-not threshold for recognition. A tax benefit from an UTP may be recognized when it is more-likely-than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the income tax liability for UTPs, including controls addressing the completeness of the UTPs and the measurement of the income tax liability. These procedures also included, among others, (i) testing management’s process for identifying potential new UTPs, (ii) for a selection of UTPs, evaluating possible outcomes, and (iii) for a selection of UTPs, testing the calculation of the income tax liability, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained. Professionals with specialized skill and knowledge were used to assist in (i) the evaluation of the completeness of management’s identification of the UTPs and (ii) for a selection of UTPs, the evaluation of the reasonableness of management’s assessment of whether the tax positions are more-likely-than-not of being sustained, the amount of potential benefit to be realized, and the application of relevant tax laws.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 14, 2023
We have served as the Company’s auditor since 2006.

BROADCOM INC.
CONSOLIDATED BALANCE SHEETS

	October 29, 2023	October 30, 2022

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$14,189	$12,416
Trade accounts receivable, net	3,154	2,958
Inventory	1,898	1,925
Other current assets	1,606	1,205
Total current assets	20,847	18,504
Long-term assets:
Property, plant and equipment, net	2,154	2,223
Goodwill	43,653	43,614
Intangible assets, net	3,867	7,111
Other long-term assets	2,340	1,797
Total assets	$72,861	$73,249
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,210	$998
Employee compensation and benefits	935	1,202
Current portion of long-term debt	1,608	440
Other current liabilities	3,652	4,412
Total current liabilities	7,405	7,052
Long-term liabilities:
Long-term debt	37,621	39,075
Other long-term liabilities	3,847	4,413
Total liabilities	48,873	50,540
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 414 and 418 shares issued and outstanding as of October 29, 2023 and October 30, 2022, respectively	—	—
Additional paid-in capital	21,099	21,159
Retained earnings	2,682	1,604
Accumulated other comprehensive income (loss)	207	(54)
Total stockholders’ equity	23,988	22,709
Total liabilities and equity	$72,861	$73,249
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	October 29, 2023	October 30, 2022	October 31, 2021

	(In millions, except per share data)
Net revenue:
Products	$27,891	$26,277	$20,886
Subscriptions and services	7,928	6,926	6,564
Total net revenue	35,819	33,203	27,450
Cost of revenue:
Cost of products sold	8,636	7,629	6,555
Cost of subscriptions and services	636	627	607
Amortization of acquisition-related intangible assets	1,853	2,847	3,427
Restructuring charges	4	5	17
Total cost of revenue	11,129	11,108	10,606
Gross margin	24,690	22,095	16,844
Research and development	5,253	4,919	4,854
Selling, general and administrative	1,592	1,382	1,347
Amortization of acquisition-related intangible assets	1,394	1,512	1,976
Restructuring and other charges	244	57	148
Total operating expenses	8,483	7,870	8,325
Operating income	16,207	14,225	8,519
Interest expense	(1,622)	(1,737)	(1,885)
Other income (expense), net	512	(54)	131
Income before income taxes	15,097	12,434	6,765
Provision for income taxes	1,015	939	29
Net income	14,082	11,495	6,736
Dividends on preferred stock	—	(272)	(299)
Net income attributable to common stock	$14,082	$11,223	$6,437

Net income per share attributable to common stock:
Basic	$33.93	$27.44	$15.70
Diluted	$32.98	$26.53	$15.00

Weighted-average shares used in per share calculations:
Basic	415	409	410
Diluted	427	423	429
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	October 29, 2023	October 30, 2022	October 31, 2021

	(In millions)
Net income	$14,082	$11,495	$6,736
Other comprehensive income (loss), net of tax:
Change in unrealized gain on derivative instruments	290	37	—
Change in actuarial loss and prior service costs associated with defined benefit plans	(29)	25	(8)
Other comprehensive income (loss), net of tax	261	62	(8)
Comprehensive income	$14,343	$11,557	$6,728
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	October 29, 2023	October 30, 2022	October 31, 2021

	(In millions)
Cash flows from operating activities:
Net income	$14,082	$11,495	$6,736
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	3,333	4,455	5,502
Depreciation	502	529	539
Stock-based compensation	2,171	1,533	1,704
Deferred taxes and other non-cash taxes	(501)	(34)	(809)
Loss on debt extinguishment	—	100	198
Non-cash interest expense	132	129	96
Other	9	183	(75)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(187)	(870)	210
Inventory	27	(627)	(294)
Accounts payable	209	(79)	243
Employee compensation and benefits	(279)	136	186
Other current assets and current liabilities	(628)	222	(177)
Other long-term assets and long-term liabilities	(785)	(436)	(295)
Net cash provided by operating activities	18,085	16,736	13,764
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(53)	(246)	(8)
Proceeds from sales of businesses	—	—	45
Purchases of property, plant and equipment	(452)	(424)	(443)
Purchases of investments	(346)	(200)	—
Sales of investments	228	200	169
Other	(66)	3	(8)
Net cash used in investing activities	(689)	(667)	(245)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,935	9,904
Payments on debt obligations	(403)	(2,361)	(11,495)
Payments of dividends	(7,645)	(7,032)	(6,212)
Repurchases of common stock - repurchase program	(5,824)	(7,000)	—
Shares repurchased for tax withholdings on vesting of equity awards	(1,861)	(1,455)	(1,299)
Issuance of common stock	122	114	170
Other	(12)	(17)	(42)
Net cash used in financing activities	(15,623)	(15,816)	(8,974)
Net change in cash and cash equivalents	1,773	253	4,545
Cash and cash equivalents at beginning of period	12,416	12,163	7,618
Cash and cash equivalents at end of period	$14,189	$12,416	$12,163
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,503	$1,386	$1,565
Cash paid for income taxes	$1,782	$908	$775
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of November 1, 2020	4	$—	407	$—	$23,982	$—	$(108)	$23,874
Net income	—	—	—	—	—	6,736	—	6,736
Other comprehensive loss	—	—	—	—	—	—	(8)	(8)
Dividends to common stockholders	—	—	—	—	(224)	(5,689)	—	(5,913)
Dividends to preferred stockholders	—	—	—	—	—	(299)	—	(299)
Common stock issued	—	—	9	—	170	—	—	170
Stock-based compensation	—	—	—	—	1,704	—	—	1,704
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(3)	—	(1,302)	—	—	(1,302)
Balance as of October 31, 2021	4	—	413	—	24,330	748	(116)	24,962
Net income	—	—	—	—	—	11,495	—	11,495
Other comprehensive income	—	—	—	—	—	—	62	62
Fair value of partially vested equity awards assumed in connection with an acquisition	—	—	—	—	4	—	—	4
Dividends to common stockholders	—	—	—	—	(50)	(6,683)	—	(6,733)
Dividends to preferred stockholders	—	—	—	—	—	(272)	—	(272)
Common stock issued	—	—	8	—	114	—	—	114
Stock-based compensation	—	—	—	—	1,533	—	—	1,533
Repurchases of common stock	—	—	(12)	—	(3,316)	(3,684)	—	(7,000)
Common stock issued in connection with Mandatory Convertible Preferred Stock conversion	(4)	—	12	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(3)	—	(1,456)	—	—	(1,456)
Balance as of October 30, 2022	—	—	418	—	21,159	1,604	(54)	22,709
Net income	—	—	—	—	—	14,082	—	14,082
Other comprehensive income	—	—	—	—	—	—	261	261
Dividends to common stockholders	—	—	—	—	—	(7,645)	—	(7,645)
Common stock issued	—	—	8	—	122	—	—	122
Stock-based compensation	—	—	—	—	2,171	—	—	2,171
Repurchases of common stock	—	—	(9)	—	(481)	(5,359)	—	(5,840)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(3)	—	(1,872)	—	—	(1,872)
Balance as of October 29, 2023	—	$—	414	$—	$21,099	$2,682	$207	$23,988
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation
Overview
Broadcom Inc. (“Broadcom”), a Delaware corporation, is a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation in the semiconductor industry and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, automate, manage and secure applications across mainframe, distributed, mobile and cloud platforms. Our portfolio of infrastructure and security software is designed to modernize, optimize, and secure the most complex hybrid environments, enabling scalability, agility, automation, insights, resiliency and security. We also offer mission critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our,” and “us” mean Broadcom and its consolidated subsidiaries. We have two reportable segments: semiconductor solutions and infrastructure software. See Note 12. “Segment Information” for additional information.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ended October 29, 2023 (“fiscal year 2023”) was a 52-week fiscal year. The first quarter of our fiscal year 2023 ended on January 29, 2023, the second quarter ended on April 30, 2023 and the third quarter ended on July 30, 2023. Our fiscal year ended October 30, 2022 (“fiscal year 2022”) and fiscal year ended October 31, 2021 (“fiscal year 2021”) were both 52-week fiscal years.
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
Trade accounts receivable, net.  Trade accounts receivable are recognized at the invoiced amount and do not bear interest. Accounts receivable are reduced by an allowance for doubtful accounts, which is our best estimate of the expected credit losses in our existing accounts receivable. We determine the allowance based on historical experience and current economic conditions, among other factors. Allowances for doubtful accounts were not material as of October 29, 2023 or October 30, 2022. Accounts receivable are also recognized net of sales returns and distributor credit allowances. These amounts are recognized when it is both probable and estimable that discounts will be granted or products will be returned. Allowances for sales returns and distributor credit allowances as of October 29, 2023 and October 30, 2022 were $137 million and $126 million, respectively.
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
Retirement benefit plans. For defined benefit pension plans, we consider various factors in determining our respective benefit obligations and net periodic benefit cost, including the number of employees that we expect to receive benefits, their salary levels and years of service, the expected return on plan assets, the discount rate, the timing of the payment of benefits, and other actuarial assumptions. If the actual results and events of the benefit plans differ from our current assumptions, the benefit obligations may be over- or under-valued.
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
We use foreign exchange forward contracts to manage exposure to foreign exchange risk. These forward contracts are not designated as hedging instruments, and the changes in fair value are recognized in other income (expense), net in the period of change. We did not have any outstanding foreign exchange forward contracts as of October 29, 2023 or October 30, 2022. The gains and losses recorded in other income (expense), net for derivative instruments not designated as hedges were not material.
During fiscal years 2023 and 2022, we entered into treasury rate lock contracts that mature in approximately one year to hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances. These treasury rate locks were designated and accounted for as cash flow hedging instruments. As of October 30, 2022, the total notional amount of these contracts was $1.3 billion, and the fair value of these contracts was $47 million, which was recorded as a derivative asset with the gains recorded net of tax as a component of accumulated other comprehensive loss on our consolidated balance sheet. In August 2023, we early settled all treasury rate lock contracts, which had a $5.5 billion notional amount, for a cumulative gain of $371 million, which was recorded net of tax as a component of accumulated other comprehensive income as of October 29, 2023. The cumulative gain will be amortized to interest expense associated with future debt to be issued referencing the respective hedged treasury rates. The cash receipts were included in cash flows from operating activities in the consolidated statements of cash flows. No derivative instruments that hedge interest rate risk were outstanding as of October 29, 2023.
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
The three levels of the fair value hierarchy under the guidance on fair value measurements are described below:
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
Business combinations. We account for business combinations under the acquisition method of accounting, which requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values, except for revenue contracts acquired, which are recognized in accordance with our revenue recognition policy. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations. Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain acquired intangible assets under the income approach include growth in future expected cash flows from product sales, customer contracts and acquired technologies, revenue growth rate, customer ramp-up period, technology obsolescence rates, expected costs to develop in-process research and development (“IPR&D”) into commercially viable products, estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur which could affect the accuracy or validity of such assumptions, estimates or actual results.

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
Long-lived assets. Purchased finite-lived intangible assets are carried at cost less accumulated amortization. Amortization is recognized over the periods during which the intangible assets are expected to contribute to our cash flows. Purchased IPR&D projects are capitalized at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter. Upon completion of each underlying project, IPR&D assets are reclassified as amortizable purchased intangible assets and amortized over their estimated useful lives. If an IPR&D project is abandoned, we recognize the carrying value of the related intangible asset in our consolidated statements of operations in the period it is abandoned. On a quarterly basis, we monitor factors and changes in circumstances that could indicate carrying amounts of long-lived assets, including purchased intangible assets, ROU assets, and property, plant and equipment, may not be recoverable. Factors we consider important which could trigger an impairment review include: (i) significant under-performance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (iii) significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use and eventual disposition of the asset (or asset group) is less than the net book value of the asset (or asset group). The amount of the impairment loss will generally be measured as the difference between the net book value of the asset (or asset group) and the estimated fair value.
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
Litigation and settlement costs. We are involved in legal actions and other matters arising in our recent business acquisitions and in the normal course of business. We recognize an estimated loss contingency when the outcome is probable prior to issuance of the consolidated financial statements and we are able to reasonably estimate the amount or range of any possible loss.
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

The U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) introduced significant changes to U.S. income tax law. The Global Intangible Low-Taxed Income (“GILTI”) provisions of the 2017 Tax Act require Broadcom to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We have elected to record the impacts of GILTI during the period incurred.
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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Year 2023
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$2,601	$23,263	$2,027	$27,891
Subscriptions and services(a)	5,678	657	1,593	7,928
Total	$8,279	$23,920	$3,620	$35,819

	Fiscal Year 2022
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$2,371	$21,761	$2,145	$26,277
Subscriptions and services(a)	4,573	744	1,609	6,926
Total	$6,944	$22,505	$3,754	$33,203

	Fiscal Year 2021
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,809	$17,258	$1,819	$20,886
Subscriptions and services(a)	4,290	720	1,554	6,564
Total	$6,099	$17,978	$3,373	$27,450
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
Contract Balances
Contract assets and contract liabilities balances were as follows:

	October 29, 2023	October 30, 2022

	(In millions)
Contract Assets	$955	$128

Contract Liabilities	$2,786	$3,341
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. The majority of our contract liabilities represents amounts billed or collected and advanced payments on contracts or arrangements which include termination for convenience provisions. The amount of revenue recognized during fiscal year 2023 that was included in the contract liabilities balance as of October 30, 2022 was $2,915 million. The amount of revenue recognized during fiscal year 2022 that was included in the contract liabilities balance as of October 31, 2021 was $2,615 million.
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
Certain multi-year customer contracts, primarily in our semiconductor solutions segment, contain firmly committed amounts and the remaining performance obligations under these contracts as of October 29, 2023 were approximately $20.3 billion. We expect approximately 30% of this amount to be recognized as revenue over the next 12 months. Although the majority of our software contracts are not deemed to be committed, our customers generally do not exercise their termination for convenience rights. In addition, the majority of our contracts for products, subscriptions and services have a duration of one year or less. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.

4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $1,470 million and $3,915 million of time deposits and $1,650 million and $2,365 million of money-market funds as of October 29, 2023 and October 30, 2022, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $3,975 million, $3,700 million and $4,027 million during fiscal years 2023, 2022 and 2021, respectively. Factoring fees for the sales of receivables were recorded in other income (expense), net and were not material for any of the periods presented.
Inventory

	October 29, 2023	October 30, 2022

	(In millions)
Finished goods	$676	$780
Work-in-process	901	966
Raw materials	321	179
Total inventory	$1,898	$1,925
Property, Plant and Equipment, Net

	October 29, 2023	October 30, 2022

	(In millions)
Land	$195	$195
Construction in progress	63	63
Buildings and leasehold improvements	1,181	1,156
Machinery and equipment	4,739	4,413
Total property, plant and equipment	6,178	5,827
Accumulated depreciation and amortization	(4,024)	(3,604)
Total property, plant and equipment, net	$2,154	$2,223
Depreciation expense was $502 million, $529 million and $539 million for fiscal years 2023, 2022 and 2021, respectively.
Other Current Assets

	October 29, 2023	October 30, 2022

	(In millions)
Prepaid expenses	$743	$864
Other	863	341
Total other current assets	$1,606	$1,205

Other Current Liabilities

	October 29, 2023	October 30, 2022

	(In millions)
Contract liabilities	$2,487	$2,931
Tax liabilities	473	680
Interest payable	380	393
Other	312	408
Total other current liabilities	$3,652	$4,412
Other Long-Term Liabilities

	October 29, 2023	October 30, 2022

	(In millions)
Unrecognized tax benefits, interest and penalties	$2,792	$3,229
Contract liabilities	299	410
Other	756	774
Total other long-term liabilities	$3,847	$4,413
Other Income (Expense), Net

	Fiscal Year
	2023	2022	2021

	(In millions)
Interest income	$535	$100	$16
Other income	15	30	26
Gain (loss) on investments	11	(169)	99
Other expense	(49)	(15)	(10)
Other income (expense), net	$512	$(54)	$131
Other income and other expense include foreign exchange gains and losses, factoring fees for the sales of receivables, dividend income, and other miscellaneous items.
5. Leases
We have operating and finance leases for our facilities, data centers and certain equipment. Operating lease expense was $91 million, $98 million and $102 million for fiscal years 2023, 2022 and 2021, respectively. Finance lease expense was $16 million, $18 million and $16 million for fiscal years 2023, 2022 and 2021 respectively.

Other information related to leases was as follows:

	Fiscal Year
	2023	2022	2021
	(In millions)
Cash paid for operating leases included in operating cash flows	$90	$103	$140
ROU assets obtained in exchange for operating lease liabilities	$28	$16	$92
ROU assets obtained in exchange for finance lease liabilities	$—	$1	$15

	October 29, 2023	October 30, 2022
Weighted-average remaining lease term – operating leases (In years)	10	10
Weighted-average remaining lease term – finance leases (In years)	2	2
Weighted-average discount rate – operating leases	3.90%	3.60%
Weighted-average discount rate – finance leases	3.09%	3.05%
Supplemental balance sheet information related to leases was as follows:

	Classification on the Consolidated Balance Sheets	October 29, 2023	October 30, 2022
		(In millions)
ROU assets - operating leases	Other long-term assets	$463	$517
ROU assets - finance leases	Property, plant and equipment, net	$22	$40

Short-term lease liabilities - operating leases	Other current liabilities	$60	$74
Long-term lease liabilities - operating leases	Other long-term liabilities	$359	$389
Short-term lease liabilities - finance leases	Current portion of long-term debt	$45	$37
Long-term lease liabilities - finance leases	Long-term debt	$4	$22
Future minimum lease payments under non-cancelable leases as of October 29, 2023 were as follows:

	October 29, 2023
	Operating Leases	Finance Leases

	(In millions)
2024	$75	$45
2025	65	2
2026	52	2
2027	46	—
2028	40	—
Thereafter	236	—
Total undiscounted liabilities	514	49
Less: interest	(95)	—
Present value of lease liabilities	$419	$49
As of October 29, 2023, the Company had $642 million of future payments under additional leases that will commence in fiscal year ending November 3, 2024 with a lease term of 15 years.

6. Goodwill and Intangible Assets
Goodwill

	Semiconductor Solutions	Infrastructure Software	Total

	(In millions)
Balance as of October 31, 2021	$25,959	$17,491	$43,450
Acquisitions	8	156	164
Balance as of October 30, 2022	25,967	17,647	43,614
Acquisitions	34	5	39
Balance as of October 29, 2023	$26,001	$17,652	$43,653
We completed three acquisitions in fiscal year 2023 and four acquisitions in fiscal year 2022, all of which qualified as business combinations. The consideration for these acquisitions was primarily allocated to goodwill and intangible assets.
During the fourth quarter of fiscal years 2023, 2022 and 2021, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of these years.
Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of October 29, 2023:
Purchased technology	$12,938	$(10,723)	$2,215
Customer contracts and related relationships	7,059	(5,753)	1,306
Order backlog	9	(8)	1
Trade names	649	(388)	261
Other	168	(94)	74
Intangible assets subject to amortization	20,823	(16,966)	3,857
IPR&D	10	—	10
Total	$20,833	$(16,966)	$3,867

As of October 30, 2022:
Purchased technology	$19,450	$(15,422)	$4,028
Customer contracts and related relationships	7,066	(4,535)	2,531
Order backlog	484	(382)	102
Trade names	700	(372)	328
Other	174	(81)	93
Intangible assets subject to amortization	27,874	(20,792)	7,082
IPR&D	29	—	29
Total	$27,903	$(20,792)	$7,111

Based on the amount of intangible assets subject to amortization at October 29, 2023, the expected amortization expense for each of the next five fiscal years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2024	$2,392
2025	685
2026	348
2027	222
2028	69
Thereafter	141
Total	$3,857
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	October 29, 2023		October 30, 2022

	(In years)
Purchased technology	3		3
Customer contracts and related relationships	1		2
Order backlog	—	(a)	1
Trade names	8		8
Other	8		8
(a) Represents less than one year.
7. Net Income Per Share

	Fiscal Year
	2023	2022	2021

	(In millions, except per share data)
Numerator:
Net income	$14,082	$11,495	$6,736
Dividends on preferred stock	—	(272)	(299)
Net income attributable to common stock	$14,082	$11,223	$6,437

Denominator:
Weighted-average shares outstanding - basic	415	409	410
Dilutive effect of equity awards	12	14	19
Weighted-average shares outstanding - diluted	427	423	429

Net income per share attributable to common stock:
Basic	$33.93	$27.44	$15.70
Diluted	$32.98	$26.53	$15.00
For fiscal years 2022 and 2021, diluted net income per share excluded the potentially dilutive effect of 10 million and 12 million shares of common stock, respectively, issuable upon the conversion of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share (“Mandatory Convertible Preferred Stock”) as their effect was antidilutive. All shares of our Mandatory Convertible Preferred Stock were converted into shares of our common stock before the end of fiscal year 2022.

8. Retirement Plans
Defined Benefit Pension Plans
The U.S. defined benefit pension plans primarily consist of a qualified pension plan. Benefits of the qualified pension plan are provided under an adjusted career-average-pay program, a cash-balance program or a dollar-per-month program. Benefit accruals under this plan were frozen in 2009. Participants in the adjusted career-average-pay program no longer earn service accruals. Participants in the cash-balance program no longer earn service accruals, but continue to earn 4% interest per year on their cash-balance accounts. There are no active participants under the dollar-per-month program. We also have a frozen non-qualified supplemental pension plan in the United States that principally provides benefits based on compensation in excess of amounts that can be considered under the qualified pension plan.
We also have defined benefit pension plans for certain employees in Austria, France, Germany, India, Israel, Italy, Japan and Taiwan. Eligibility is generally determined based on the terms of our plans and local statutory requirements.
Net Periodic Benefit Cost

	Fiscal Year
	2023	2022	2021

	(In millions)
Service cost	$8	$8	$11
Interest cost	60	39	39
Expected return on plan assets	(59)	(39)	(40)
Other	—	1	1
Net periodic benefit cost	$9	$9	$11

Net actuarial (gain) loss	$20	$(17)	$8
The components of net periodic benefit cost other than the service cost are included in other income (expense), net. Service cost is recognized in operating expenses.

Benefit Obligations and Plan Assets

	October 29, 2023	October 30, 2022

	(In millions)
Change in plan assets:
Fair value of plan assets — beginning of period	$1,160	$1,521
Actual return on plan assets	19	(279)
Employer contributions	15	10
Plan participants’ contributions	1	1
Benefit payments	(94)	(95)
Foreign currency impact	4	2
Fair value of plan assets — end of period	1,105	1,160
Change in benefit obligations:
Benefit obligations — beginning of period	1,143	1,526
Service cost	8	8
Interest cost	60	39
Actuarial gain (a)	(22)	(336)
Plan participants’ contributions	1	1
Benefit payments	(94)	(95)
Foreign currency impact	5	—
Benefit obligations — end of period	1,101	1,143

Overfunded (underfunded) status of benefit obligations (b)	$4	$17

Actuarial losses and prior service costs recognized in accumulated other comprehensive loss, net of taxes	$(108)	$(82)
_______________________________
(a)The actuarial gain in fiscal year 2022 was primarily due to an increase in discount rates experienced by the majority of our plans.
(b)Substantially all amounts recognized on the consolidated balance sheets were recorded in other long-term assets and other long-term liabilities for all periods presented.
Plans with benefit obligations in excess of plan assets:

	October 29, 2023	October 30, 2022

	(In millions)
Projected benefit obligations	$79	$71
Accumulated benefit obligations	$64	$55
Fair value of plan assets	$26	$12
Plans with benefit obligations less than plan assets:

	October 29, 2023	October 30, 2022

	(In millions)
Projected benefit obligations	$1,022	$1,072
Accumulated benefit obligations	$1,022	$1,070
Fair value of plan assets	$1,079	$1,148
The fair value of pension plan assets as of October 29, 2023 and October 30, 2022 included $204 million and $184 million, respectively, of assets for our non-U.S. pension plans.

The projected benefit obligations as of October 29, 2023 and October 30, 2022 included $202 million and $185 million, respectively, of obligations related to our non-U.S. pension plans. The accumulated benefit obligations as of October 29, 2023 and October 30, 2022 included $188 million and $168 million, respectively, of obligations related to our non-U.S. pension plans.
Expected Future Benefit Payments

Fiscal Years:	Expected Benefit Payments

(In millions)
2024	$96
2025	$95
2026	$95
2027	$93
2028	$91
2029-2033	$429
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
The target asset allocation for the U.S. qualified pension plan reflects a risk/return profile that we believe is appropriate relative to the liability structure and return goals for the plan. We periodically review the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. For both fiscal years 2023 and 2022, 100% of the U.S. qualified pension plan assets were allocated to fixed income, in line with the target allocation. The fixed income allocation is primarily directed toward long-term core bond investments, with smaller allocations to Treasury Inflation-Protected Securities and high-yield bonds.

Fair Value Measurement of Plan Assets

	October 29, 2023
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Total

	(In millions)
Cash equivalents	$16	(a)	$—		$16
Equity securities:
Non-U.S. equity securities	62	(b)	—		62
Fixed-income securities:
U.S. treasuries	—		144	(c)	144
Corporate bonds	—		837	(c)	837
Municipal bonds	—		23	(c)	23
Government bonds	—		21	(c)	21
Asset-backed securities	—		2	(c)	2
Total plan assets	$78		$1,027		$1,105

	October 30, 2022
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Total

	(In millions)
Cash equivalents	$19	(a)	$—		$19
Equity securities:
Non-U.S. equity securities	46	(b)	—		46
Fixed-income securities:
U.S. treasuries	—		147	(c)	147
Corporate bonds	—		901	(c)	901
Municipal bonds	—		20	(c)	20
Government bonds	—		25	(c)	25
Asset-backed securities	—		2	(c)	2
Total plan assets	$65		$1,095		$1,160
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

	Assumptions for Benefit Obligations as of		Assumptions for Net Periodic Benefit Cost Fiscal Year
	October 29, 2023	October 30, 2022	2023	2022	2021
Discount rate	1.75%-7.00%	1.25%-7.25%	1.25%-7.25%	0.75%-6.50%	0.61%-6.54%
Average increase in compensation levels	2.00%-10.00%	2.00%-10.00%	2.00%-10.00%	2.00%-10.00%	2.00%-10.00%
Expected long-term return on assets	N/A	N/A	2.50%-7.00%	1.50%-7.25%	1.00%-8.00%
Defined Contribution Plans
Our eligible U.S. employees participate in a company-sponsored 401(k) plan. Under the plan, we match employee contributions dollar for dollar up to 6% of their eligible earnings. All matching contributions vest immediately. During fiscal years 2023, 2022 and 2021, we made contributions of $100 million, $96 million and $94 million, respectively, to the 401(k) plan.
In addition, other eligible employees outside of the U.S. receive retirement benefits under various defined contribution retirement plans.

9. Borrowings

	Effective Interest Rate	October 29, 2023	October 30, 2022

	(In millions, except percentages)
April 2022 Senior Notes - fixed rate
4.000% notes due April 2029	4.17%	$750	$750
4.150% notes due April 2032	4.30%	1,200	1,200
4.926% notes due May 2037	5.33%	2,500	2,500
		4,450	4,450
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%	3,250	3,250
3.187% notes due November 2036	4.79%	2,750	2,750
		6,000	6,000
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	1,118	1,118
		1,870	1,870
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	105	105
3.150% notes due November 2025	3.29%	900	900
4.150% notes due November 2030	4.27%	1,856	1,856
4.300% notes due November 2032	4.39%	2,000	2,000
		4,861	4,861
April 2020 Senior Notes - fixed rate
5.000% notes due April 2030	5.18%	606	606

April 2019 Senior Notes - fixed rate
3.625% notes due October 2024	3.98%	622	622
4.750% notes due April 2029	4.95%	1,655	1,655
		2,277	2,277
2017 Senior Notes - fixed rate
2.650% notes due January 2023	2.78%	—	260
3.625% notes due January 2024	3.74%	829	829
3.125% notes due January 2025	3.23%	495	495
3.875% notes due January 2027	4.02%	2,922	2,922

	Effective Interest Rate	October 29, 2023	October 30, 2022

	(In millions, except percentages)
3.500% notes due January 2028	3.60%	777	777
		5,023	5,283
Assumed CA Senior Notes - fixed rate
4.500% notes due August 2023	4.10%	—	143
4.700% notes due March 2027	5.15%	215	215
		215	358
Other senior notes - fixed rate
3.500% notes due August 2024	3.55%	7	7
4.500% notes due August 2034	4.55%	6	6
		13	13

Total principal amount outstanding		$40,815	$41,218

Current portion of principal amount outstanding		$1,563	$403
Short-term finance lease liabilities		45	37
Total current portion of long-term debt		$1,608	$440

Non-current portion of principal amount outstanding		$39,252	$40,815
Long-term finance lease liabilities		4	22
Unamortized discount and issuance costs		(1,635)	(1,762)
Total long-term debt		$37,621	$39,075
The senior notes are recorded net of discount and issuance costs, which are amortized to interest expense over the respective terms of such senior notes.
We may redeem or purchase, in whole or in part, any of our senior notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indentures governing the respective notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest.
Subsequent to the end of fiscal year 2023, we borrowed term loans to finance the acquisition of VMware, Inc. (“VMware”) and assumed VMware’s outstanding senior unsecured notes. See Note 15. “Subsequent Events” for additional information.
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
2021 Credit Agreement
In January 2021, we entered into a credit agreement (the “2021 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under the revolving credit facility for revolving loans. Subject to the terms of the 2021 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the 2021 Credit Agreement. In connection with the 2021 Credit Agreement, we terminated the credit agreement entered into on May 7, 2019, which provided for a five-year $5 billion unsecured revolving credit facility, and the November 2019 Credit Agreement. We had no borrowings outstanding under the revolving credit facility at either October 29, 2023 or October 30, 2022.
June 2020 Senior Notes
In June 2020, we completed our private offers to exchange $3,742 million of certain series of our outstanding senior notes maturing between 2021 and 2024 for $1,695 million of senior notes due 2026 and $2,222 million of senior notes due 2028 (collectively, the “June 2020 Senior Notes”).
May 2020 Senior Notes
In May 2020, we issued $8 billion of senior unsecured notes (the “May 2020 Senior Notes”). Using the net proceeds, we repaid certain term loans under the November 2019 Credit Agreement and all outstanding borrowings under a revolving credit facility.
April 2020 Senior Notes
In April 2020, we issued $4.5 billion of senior unsecured notes (the “April 2020 Senior Notes”). Using the net proceeds, we repurchased certain series of our outstanding senior notes maturing between 2021 and 2022, pursuant to a cash tender offer that we completed in April 2020.
April 2019 Senior Notes
In April 2019, we issued $11 billion of senior unsecured notes (the “April 2019 Senior Notes”). Using the net proceeds, we repaid certain term loans.

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
Commercial Paper
    In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under our revolving credit facility. We had no Commercial Paper outstanding at either October 29, 2023 or October 30, 2022.
2017 Senior Notes
During the fiscal year ended October 29, 2017, Broadcom Cayman Finance Limited, which subsequently merged into BTI during the fiscal year ended November 3, 2019 (“fiscal year 2019”) with BTI remaining as the surviving entity, and BRCM issued $17,550 million of senior unsecured notes (the “2017 Senior Notes”). Our 2017 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured, unsubordinated basis by Broadcom and BTI. Using the net proceeds, plus cash on hand, we repaid certain term loans and financed the acquisition of Brocade Communications Systems, Inc.
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
Fair Value of Debt
As of October 29, 2023, the estimated aggregate fair value of our debt was $33,181 million. The fair value of our senior notes was determined using quoted prices from less active markets. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of October 29, 2023 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2024	$1,563
2025	495
2026	1,652
2027	3,137
2028	2,645
Thereafter	31,323
Total	$40,815
    As of October 29, 2023 and October 30, 2022, we were in compliance with all debt covenants.

10. Stockholders’ Equity
Cash Dividends Declared and Paid

	Fiscal Year
	2023	2022	2021

	(In millions, except per share data)
Dividends per share to common stockholders	$18.40	$16.40	$14.40
Dividends to common stockholders	$7,645	$6,733	$5,913
Dividends per share to preferred stockholders	$—	$80.00	$80.00
Dividends to preferred stockholders	$—	$299	$299
On September 30, 2019, we completed an offering of approximately 4 million shares of Mandatory Convertible Preferred Stock, which generated net proceeds of approximately $3,679 million and would automatically convert into shares of our common stock on September 30, 2022.
The holders of Mandatory Convertible Preferred Stock were entitled to receive, when, as and if declared by our Board of Directors, or an authorized committee thereof, out of funds legally available for payment, cumulative dividends at the annual rate of 8.00% of the liquidation preference of $1,000 per share (equivalent to $80 annually per share), payable in cash or, subject to certain limitations, by delivery of shares of our common stock or any combination of cash and shares of our common stock, at our election.
During fiscal year 2022, outstanding shares of our Mandatory Convertible Preferred Stock converted into an aggregate of approximately 12 million shares of our common stock at conversion rates ranging between 3.0894 and 3.1149 common shares per share of Mandatory Convertible Preferred Stock. We paid cash in lieu of fractional shares of common stock upon conversion.
Stock Repurchase Programs
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2022, which was subsequently extended to December 31, 2023. In May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to an additional $10 billion of our common stock from time to time through December 31, 2023. We repurchased and retired approximately 9 million and 12 million shares of our common stock for $5,824 million and $7,000 million under these stock repurchase programs during fiscal years 2023 and 2022, respectively.
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
Equity Incentive Award Plan
2012 Plan
In connection with the acquisition of BRCM, we assumed the BRCM 2012 Stock Incentive Plan (the “Original 2012 Plan”) and outstanding unvested RSUs originally granted by BRCM under the Original 2012 Plan that were held by continuing employees. During the second quarter of fiscal year 2021, our stockholders approved the amendment and restatement of the Original 2012 Plan, now called the Broadcom Inc. 2012 Stock Incentive Plan (the “Amended 2012 Plan”). Under the Amended 2012 Plan, we may grant stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant, restricted stock awards, and RSUs to employees. No participant may be granted such awards for more than an aggregate of 4 million shares in any fiscal year. Equity awards granted under the Amended 2012 Plan generally vest over four years. The Amended 2012 Plan reduced the number of shares available for new equity award grants to 20 million shares and removed the annual share replenishment provision provided under the Original 2012 Plan. During the second quarter of fiscal year 2023, our stockholders approved the amendment and restatement of the Amended 2012 Plan to increase the number of shares of common stock authorized for issuance by 25 million shares. Awards cancelled or forfeited and shares withheld to satisfy tax withholding obligations become available for future issuance. As of October 29, 2023, 36 million shares remained available for issuance under the Amended 2012 Plan.
We may grant market-based RSUs with both a service condition and a market condition as part of our equity compensation programs. The market-based RSUs generally vest over four years, subject to satisfaction of market conditions. During fiscal years 2023, 2022 and 2021, we granted market-based RSUs under which grantees may receive the number of shares ranging from 0% to 300% of the original grant at vesting based upon the total stockholder return (“TSR”) on our common stock on an absolute basis and as compared to the TSR of an index group of companies. During fiscal year 2023, we also granted market-based RSUs vesting over five years, subject to satisfaction of stock price performance milestones.
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
Stock-Based Compensation Expense

	Fiscal Year
	2023	2022	2021

	(In millions)
Cost of products sold	$88	$65	$78
Cost of subscriptions and services	122	82	65
Research and development	1,513	1,048	1,199
Selling, general and administrative	448	338	362
Total stock-based compensation expense	$2,171	$1,533	$1,704

Estimated income tax benefits for stock-based compensation	$367	$255	$283
Excess income tax benefits for stock-based awards exercised or released	$507	$375	$310
We have assumed an annualized forfeiture rate for RSUs of 5%. We will recognize additional expense if actual forfeitures are lower than we estimated, and will recognize a benefit if actual forfeitures are higher than we estimated.
During the first quarter of fiscal year 2019, the Compensation Committee of our Board of Directors approved a broad-based program of multi-year equity grants of time- and market-based RSUs (the “Multi-Year Equity Awards”) in lieu of our annual employee equity awards historically granted on March 15 of each year. Each Multi-Year Equity Award vests on the same basis as four annual grants made March 15 of each year, beginning in fiscal year 2019, with successive four-year vesting periods. Stock-based compensation expense related to the Multi-Year Equity Awards was $596 million, $794 million and $816 million for fiscal years 2023, 2022 and 2021, respectively.
As of October 29, 2023, the total unrecognized compensation cost related to unvested stock-based awards was $6,375 million, which is expected to be recognized over the remaining weighted-average service period of 3.4 years.
The following table summarizes the weighted-average assumptions utilized to calculate the fair value of market-based awards granted in the periods presented:

	Fiscal Year
	2023	2022	2021
Risk-free interest rate	4.0%	1.4%	0.3%
Dividend yield	3.3%	2.7%	3.0%
Volatility	32.8%	37.1%	39.0%
Expected term (in years)	4.8	3.4	3.4
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
The expected term was commensurate with the awards’ contractual terms.

Restricted Stock Unit Awards
A summary of time- and market-based RSU activity was as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 1, 2020	32	$188.35
Granted	2	$408.69
Vested	(8)	$214.15
Forfeited	(3)	$189.84
Balance as of October 31, 2021	23	$200.38
Granted	3	$527.69
Vested	(7)	$225.52
Forfeited	(1)	$242.82
Balance as of October 30, 2022	18	$238.49
Granted	12	$519.78
Vested	(7)	$262.48
Forfeited	(1)	$307.91
Balance as of October 29, 2023	22	$389.21
The aggregate fair value of time- and market-based RSUs that vested in fiscal years 2023, 2022 and 2021 was $5,423 million, $4,207 million and $3,715 million, respectively, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
11. Income Taxes
The components of income before income taxes by U.S. and foreign jurisdictions were as follows:

	Fiscal Year
	2023	2022	2021

	(In millions)
Domestic loss	$(63)	$(2,020)	$(3,103)
Foreign income	15,160	14,454	9,868
Income before income taxes	$15,097	$12,434	$6,765
The components of the provision for income taxes were as follows:

	Fiscal Year
	2023	2022	2021

	(In millions)
Current tax provision:
Federal	$952	$174	$446
State	23	48	46
Foreign	541	762	534
Total	1,516	984	1,026
Deferred tax provision (benefit):
Federal	(499)	68	(876)
State	(31)	(15)	(114)
Foreign	29	(98)	(7)
Total	(501)	(45)	(997)
Total provision for income taxes	$1,015	$939	$29

The following is a reconciliation of our effective tax rate to the statutory federal tax rate:

	Fiscal Year
	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
State, net of federal benefit	—	0.2	(0.8)
Foreign income taxed at different rates	(17.3)	(19.1)	(22.8)
Deemed inclusion of foreign earnings	9.9	8.0	9.5
Foreign-derived intangible income deduction	—	—	(3.1)
Uncertain tax benefits	(1.9)	1.6	3.7
Excess tax benefits from stock-based compensation	(3.4)	(3.0)	(4.6)
Research and development credit	(1.8)	(1.4)	(2.3)
Other, net	0.2	0.2	(0.2)
Effective tax rate on income before income taxes	6.7%	7.5%	0.4%
The increase in provision for income taxes in fiscal year 2023 compared to fiscal year 2022 was primarily due to higher income before income taxes, partially offset by an increase in the recognition of uncertain tax benefits as a result of lapses of statutes of limitations. The increase in provision for income taxes in fiscal year 2022 compared to fiscal year 2021 was primarily due to higher income before income taxes.
We derive the effective tax rate benefit attributed to foreign income taxed at different rates primarily from our operations in Singapore and Malaysia. Our tax incentives from the Singapore Economic Development Board provide that any qualifying income earned in Singapore is subject to tax incentives or reduced rates of Singapore income tax, subject to our compliance with the conditions specified in these incentives and legislative developments. These Singapore tax incentives are expected to expire in November 2025. We have also obtained a tax holiday from our qualifying income earned in Malaysia, which is scheduled to expire in fiscal year 2028. The tax holiday that we negotiated in Malaysia is also subject to our compliance with various operating and other conditions. Before taking into consideration the effects of the U.S. Tax Cuts and Jobs Act and other indirect tax impacts, the effect of these tax incentives and tax holiday decreased the provision for income taxes by approximately $2,104 million, $1,821 million and $1,156 million for fiscal years 2023, 2022 and 2021, respectively.

Significant components of our deferred tax assets and liabilities consisted of the following:

	October 29, 2023	October 30, 2022

	(In millions)
Deferred income tax assets:
Net operating loss, credit and other carryforwards	$1,809	$1,808
Capitalized research and development	275	—
Deferred revenue	208	645
Employee stock awards	190	183
Depreciation and amortization	223	156
Other deferred income tax assets	329	343
Gross deferred income tax assets	3,034	3,135
Less: valuation allowance	(1,789)	(1,777)
Deferred income tax assets	1,245	1,358
Deferred income tax liabilities:
Depreciation and amortization	97	341
Unamortized debt discount and issuance costs	302	322
Foreign earnings not indefinitely reinvested	86	86
Other deferred income tax liabilities	62	36
Deferred income tax liabilities	547	785

Net deferred income tax assets	$698	$573
The 2017 Tax Act amended Internal Revenue Code Section 174 to require businesses to capitalize and amortize research and development expenses and became effective in our fiscal year 2023. In fiscal year 2023, we recorded a deferred tax asset of $275 million for capitalized research and development.
We continue to indefinitely reinvest $1,963 million of certain accumulated foreign earnings. The unrecognized deferred income tax liability related to these earnings is estimated to be $206 million. All other current and future earnings of all our foreign subsidiaries are not considered permanently reinvested.
As of October 29, 2023, we had tax effected U.S. state net operating loss (“NOL”) carryforwards of $136 million and foreign NOL carryforwards of $128 million. The state and foreign NOL carryforwards expire in various years beginning in fiscal years 2024 and 2025, respectively. We had $1,462 million of state research and development tax credits which begin to expire in fiscal year 2024. We have provided a valuation allowance on substantially all state tax credits and state and foreign net operating loss carryforwards as we do not expect them to be realized.

Uncertain Tax Positions
The following table reconciles the beginning and ending balance of gross unrecognized tax benefits:

	Fiscal Year
	2023	2022	2021

	(In millions)
Beginning balance	$5,117	$5,030	$4,748
Lapses of statutes of limitations	(634)	(50)	(58)
Increases in balances related to tax positions taken during prior periods	26	—	41
Decreases in balances related to tax positions taken during prior periods	(13)	(113)	—
Increases in balances related to tax positions taken during current period	170	288	337
Decreases in balances related to settlements with taxing authorities	(11)	(38)	(38)
Ending balance	$4,655	$5,117	$5,030
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Accrued interest and penalties were included within other long-term liabilities. During fiscal years 2023, 2022 and 2021, we recognized interest and penalties of $22 million, $25 million and $46 million respectively, within the provision for income taxes. As of October 29, 2023 and October 30, 2022, the combined amount of cumulative accrued interest and penalties was approximately $389 million and $411 million, respectively.
As of October 29, 2023 and October 30, 2022, approximately $5,044 million and $5,528 million, respectively, of the unrecognized tax benefits and accrued interest and penalties would, if recognized, benefit our effective income tax rate. We are subject to U.S. income tax examination for fiscal years 2018 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside of the U.S. for fiscal years 2008 and later. It is possible that our existing unrecognized tax benefits may change up to $499 million as a result of lapses of the statute of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.
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
Semiconductor solutions. We provide semiconductor solutions for managing the movement of data in data center, service provider, and enterprise networking applications. We provide a broad variety of radio frequency semiconductor devices, wireless connectivity solutions, custom touch controllers, and inductive charging solutions for mobile applications. We also provide semiconductor solutions for enabling the set-top box and broadband access markets and for enabling secure movement of digital data to and from host machines, such as servers, personal computers and storage systems, to the underlying storage devices, such as hard disk drives and solid state drives. We also provide a broad variety of products for the general industrial and automotive markets. Our semiconductor solutions segment also includes our IP licensing.
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

	Fiscal Year
	2023	2022	2021

	(In millions)
Net revenue:
Semiconductor solutions	$28,182	$25,818	$20,383
Infrastructure software	7,637	7,385	7,067
Total net revenue	$35,819	$33,203	$27,450

Operating income:
Semiconductor solutions	$16,486	$15,075	$10,976
Infrastructure software	5,639	5,219	4,936
Unallocated expenses	(5,918)	(6,069)	(7,393)
Total operating income	$16,207	$14,225	$8,519
Geographic Information
Net revenue by country is based primarily on the geographic shipment or delivery location as specified by the distributors, OEMs, contract manufacturers, channel partners, or software customers who purchased our products or services. For the majority of our products, title and control transfer to our customers in Penang, Malaysia. The products are then transported to the customer specific locations. Net revenue from the United States for fiscal years 2023, 2022 and 2021 was $6,975 million, $5,915 million and $5,285 million, respectively. Net revenue from China (including Hong Kong) for fiscal years 2023, 2022 and 2021 was $11,533 million, $11,637 million and $9,752 million, respectively. Net revenue from Singapore for fiscal years 2023, 2022 and 2021 was $4,479 million, $4,003 million and $2,754 million, respectively. Net revenue from other foreign countries for fiscal years 2023, 2022 and 2021 was $12,832 million, $11,648 million and $9,659 million, respectively. These geographic delivery locations are not necessarily indicative of the geographic location of our end customers or the country in which our end customers sell devices containing our products. For example, we believe a substantial portion of our products shipped or delivered to China (including Hong Kong) is included in devices sold by our end customers in the United States and Europe.

Long-lived assets include property, plant and equipment and are based on the physical location of the assets.

	October 29, 2023	October 30, 2022

	(In millions)
Long-lived assets:
United States	$1,371	$1,441
Taiwan	341	318
Other	442	464
Total long-lived assets	$2,154	$2,223
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors and channel partners globally. One customer accounted for 21% of our net accounts receivable balance as of October 29, 2023. Two customers accounted for 15% and 11% of our net accounts receivable balance as of October 30, 2022. During fiscal years 2023, 2022 and 2021, one customer accounted for 21%, 20% and 18% of our net revenue, respectively. Revenue from this customer was included in our semiconductor solutions segment.
13. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of October 29, 2023:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments
	(In millions)
2024	$254	$328
2025	168	269
2026	11	278
2027	7	219
2028	7	176
Thereafter	—	341
Total	$447	$1,611
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
Other Contractual Commitments. Represent amounts payable pursuant to agreements related to IT and other service agreements.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at October 29, 2023, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $2,792 million of unrecognized tax benefits and accrued interest and penalties as of October 29, 2023 have been excluded from the table above.
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
Lawsuits Relating to California Institute of Technology
California Institute of Technology ("Caltech") filed a complaint against Broadcom and Apple Inc. on May 26, 2016 in the United States District Court for the Central District of California (the “U.S. Central District Court”), and an amended complaint adding Cypress Semiconductor Corporation as a defendant on August 15, 2016. The amended complaint alleged that chips that support certain error correction codes as specified in IEEE Standards 802.11n and 802.11ac willfully infringed four patents related to error correction coding: U.S. Patent Nos. 7,116,710; 7,421,032; 7,916,781; and 8,284,833 (“’833 patent”). Prior to trial, Caltech dismissed its claims against Cypress and withdrew its infringement allegations as to ‘833 patent. The complaint sought a preliminary and permanent injunction, damages, pre- and post-judgment interest, as well as attorneys’ fees, costs, and expenses. The trial was held in January 2020, and on January 29, 2020, the jury issued its verdict finding infringement and awarding Caltech past damages of $270.2 million from Broadcom and $837.8 million from Apple, for which Apple is seeking indemnification from Broadcom. On August 3, 2020, the U.S. Central District Court issued its judgment, awarding Caltech past damages in the amounts awarded by the jury, as well as pre- and post-judgment interest. Additionally, the U.S. Central District Court awarded Caltech an unspecified amount of ongoing royalties to be determined after the anticipated appeals process is resolved. Neither the jury nor the U.S. Central District Court found willful infringement, which if it had, could have resulted in enhanced damages up to three times the amount awarded. Broadcom and Apple appealed to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit Court”). In February 2022, the Federal Circuit Court affirmed infringement of two patents, both of which expired in August 2020, but it did not address all issues and ordered a new trial on damages and on the infringement of the 7,916,781 patent, which also expired in August 2020. In May 2022, the Federal Circuit Court denied the petition for rehearing filed by Broadcom and Apple, and remanded the case to the U.S. Central District Court. Subsequently, Caltech withdrew its infringement allegations as to the 7,916,781 patent. In September 2023, we entered into a settlement and patent license agreement with Caltech pursuant to which we agreed to pay an aggregate of $160 million over five years and the case was dismissed with prejudice.
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

14. Restructuring and Other Charges
Restructuring Charges
From time to time, we initiate cost reduction activities to integrate acquired businesses, align our workforce with strategic business activities, or improve efficiencies in our operations. We recognized charges of $36 million, $55 million and $149 million during fiscal years 2023, 2022 and 2021, respectively. These charges were primarily recognized in operating expenses.
The following table summarizes the significant activities within, and components of, the restructuring liabilities:

	Employee Termination Costs	Other Exit Costs	Total

	(In millions)
Balance as of November 1, 2020	$34	$—	$34
Restructuring charges	100	13	113
Utilization	(130)	(13)	(143)
Balance as of October 31, 2021	4	—	4
Restructuring charges	24	6	30
Utilization	(24)	(4)	(28)
Balance as of October 30, 2022	4	2	6
Restructuring charges	20	9	29
Utilization	(22)	(11)	(33)
Balance as of October 29, 2023	$2	$—	$2
Restructuring charges in our consolidated statement of operations for the fiscal years 2023, 2022 and 2021 included $7 million, $25 million and $36 million respectively, for the write-down of certain lease-related ROU assets and other lease-related charges. As of each October 29, 2023 and October 30, 2022, short-term and long-term lease liabilities included $44 million and $52 million of liabilities related to restructuring activities.
Other Charges
During fiscal year 2023, other charges included $204 million of non-recurring charges related to IP litigation and $8 million of impairment and disposal charges primarily related to property, plant and equipment. During fiscal years 2022 and 2021, other charges included impairment and disposal charges of $7 million and $16 million, respectively, primarily related to leasehold improvements.
15. Subsequent Events
Acquisition of VMware, Inc.
On November 22, 2023, we completed the acquisition of VMware in a cash-and-stock transaction (the “VMware Merger”). Pursuant to the Agreement and Plan of Merger, each share of VMware common stock issued and outstanding immediately prior to the effective time of the VMware Merger was indirectly converted into the right to receive, at the election of the holder of such share of VMware common stock, either $142.50 in cash, without interest, or 0.2520 shares of Broadcom common stock. The stockholder election was prorated, such that the total number of shares of VMware common stock entitled to receive cash and the total number of shares of VMware common stock entitled to receive Broadcom common stock, in each case, was equal to 50% of the aggregate number of shares of VMware common stock issued and outstanding. Based on the VMware stockholders’ elections, the VMware stockholders received approximately $30.8 billion in cash and 54.4 million shares of Broadcom common stock in aggregate.
We assumed all outstanding VMware RSU awards and performance stock unit awards held by continuing employees. The assumed awards were converted into approximately 5 million Broadcom RSU awards. All outstanding in-the-money VMware stock options and RSU awards held by non-employee directors were accelerated and converted into the right to receive cash and shares of Broadcom common stock, in equal parts.
VMware was a leading provider of multi-cloud services for all applications, enabling digital innovation with enterprise control. We acquired VMware to enhance our infrastructure software capabilities.

Preliminary Purchase Consideration

(In millions)
Fair value of Broadcom common stock issued for outstanding VMware common stock	$53,398
Cash paid for outstanding VMware common stock	30,788
Cash paid by Broadcom to retire VMware’s term loan	1,257
Fair value of partially vested assumed equity awards	805
Fair value of Broadcom common stock issued for accelerated VMware equity awards	23
Cash paid for accelerated VMware equity awards	13
Effective settlement of pre-existing relationships	6
Total purchase consideration	86,290
Less: cash acquired	6,642
Total purchase consideration, net of cash acquired	$79,648
We funded the cash portion of the VMware Merger with the net proceeds from the issuance of the 2023 Term Loans, as discussed in further detail below, as well as cash on hand. We assumed $8,250 million of VMware’s outstanding senior unsecured notes.
We are currently evaluating the purchase price allocation following the consummation of the VMware Merger. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information for this transaction, given the short period of time between the acquisition date and the issuance of these consolidated financial statements.
2023 Term Loans
On August 15, 2023, we entered into a credit agreement (the “2023 Credit Agreement”), which provided us with the ability to borrow term loans in connection with the VMware Merger. In connection with entering into the 2023 Credit Agreement, we terminated the commitment letter for a senior unsecured bridge facility in an aggregate principal amount of $32 billion that we entered into on May 26, 2022. Upon completion of the VMware Merger, we entered an $11,195 million unsecured term A-2 facility (the "Term A-2 Loan”), an $11,195 million unsecured term A-3 facility (the “Term A-3 Loan”), and an $8,000 million unsecured term A-5 facility (the “Term A-5 Loan”, collectively, the “2023 Term Loans”).
The term loans under the Term A-2 Loan, Term A-3 Loan and Term A-5 Loan bear interest at floating interest rates and will mature and be payable on the second, third or fifth anniversary, respectively, of the date of the VMware Merger. Our obligations under the 2023 Credit Agreement are unsecured and are not guaranteed by any of our subsidiaries.
Cash Dividends Declared
On December 5, 2023, our Board of Directors declared a quarterly cash dividend of $5.25 per share on our common stock, payable on December 29, 2023 to stockholders of record on December 20, 2023.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions to Allowances	Charges Utilized/ Write-offs	Balance at End of Period

	(In millions)
Accounts receivable allowances:
Distributor credit allowances (a)
Fiscal year ended October 29, 2023	$125	$502	$(494)	$133
Fiscal year ended October 30, 2022	$128	$484	$(487)	$125
Fiscal year ended October 31, 2021	$149	$756	$(777)	$128

Other accounts receivable allowances (b)
Fiscal year ended October 29, 2023	$1	$5	$(2)	$4
Fiscal year ended October 30, 2022	$2	$10	$(11)	$1
Fiscal year ended October 31, 2021	$28	$14	$(40)	$2

Income tax valuation allowances:
Fiscal year ended October 29, 2023	$1,777	$117	$(105)	$1,789
Fiscal year ended October 30, 2022	$1,782	$118	$(123)	$1,777
Fiscal year ended October 31, 2021	$1,707	$121	$(46)	$1,782
________________________________
(a)Distributor credit allowances relate to price adjustments and other allowances.
(b)Other accounts receivable allowances primarily include sales returns and allowance for doubtful accounts.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of October 29, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 29, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Our management assessed the effectiveness of our internal control over financial reporting as of October 29, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of October 29, 2023, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of October 29, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended October 29, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
None.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from sections entitled “Board of Directors,” “Corporate Governance” and “Proposal 1 — Election of Directors” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders. Our executive officers are listed at the end of Item 1 of this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from sections entitled “Board of Directors — Director Compensation,” “Board of Directors — Board Committees — Compensation Committee  — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “CEO Pay Ratio” and “Pay versus Performance” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from sections entitled “Stockholder Information — Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from sections entitled “Board of Directors” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:
1. Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:
2. Financial Statement Schedules
The financial statement schedule of the Registrant and its subsidiaries for fiscal years 2023, 2022 and 2021 required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K:

Page
Schedule II - Valuation and Qualifying Accounts	88
Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.
3. Exhibits
The documents set forth below are filed herewith or incorporated by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of May 26, 2022, by and among Broadcom Inc., VMware, Inc., Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC.	Broadcom Inc. Current Report on Form 8-K	001-38449	2.1	05-26-2022
3.1	Amended and Restated Certificate of Incorporation.	Broadcom Inc. Current Report on Form 8-K12B	001-38449	3.1	04-04-2018
3.2	Certificate of Designation of the 8.00% Mandatory Convertible Preferred Stock, Series A.	Broadcom Inc. Current Report on Form 8-K	001-38449	3.1	09-30-2019
3.3	Amended and Restated Bylaws.	Broadcom Inc. Current Report on Form 8-K12B	001-38449	3.2	04-04-2018
4.1	Form of Common Stock Certificate.	Broadcom Inc. Quarterly Report on Form 10-Q	001-38449	4.1	06-14-2018
4.2	Description of Common Stock.	Broadcom Inc. Annual Report on Form 10-K	001-38449	4.3	12-20-2019

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.3	Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	01-20-2017
4.4	Supplement Indenture to the January 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-09-2018
4.5	Second Supplement Indenture to the January 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-25-2019
4.6	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	01-20-2017
4.7	Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.5).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	01-20-2017
4.8	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	10-17-2017
4.9	Supplemental Indenture to October 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.2	04-09-2018
4.10	Second Supplemental Indenture to October 2017 Indenture, dates as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.2	01-25-2019
4.11	Form of 2.650% Senior Notes due 2023 (included in Exhibit 4.11).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	10-17-2017
4.12	Form of 3.125% Senior Notes due 2025 (included in Exhibit 4.11).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	10-17-2017
4.13	Form of 3.500% Senior Notes due 2028 (included in Exhibit 4.11).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	10-17-2017
4.14	Indenture, dated as of April 5, 2019, by and among the Company, as Issuer, Broadcom Technologies Inc., Broadcom Corporation and Broadcom Cayman Finance Limited (the “2019 Guarantors”), and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-05-2019
4.15	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.17).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-05-2019
4.16	Form of 4.750% Senior Notes due 2029 (included in Exhibit 4.17).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-05-2019
4.17	Indenture, dated as of April 9, 2020, by and among the Company, as Issuer, Broadcom Technologies Inc. and Broadcom Corporation (the “2020 Guarantors”), and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-09-2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.18	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.21).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-09-2020
4.19	Indenture, dated as of May 8, 2020, by and among the Company, as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.20	Form of 2.250% Senior Notes due 2023 (included in Exhibit 4.24).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.21	Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.24).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.22	Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.24).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.23	Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.24).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.24	Indenture, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-21-2020
4.25	Form of 3.459% Senior Notes due 2026 (included in Exhibit 4.29).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-21-2020
4.26	Form of 4.110% Senior Notes due 2028 (included in Exhibit 4.29).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-21-2020
4.27	Indenture, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.28	Form of 1.950% Senior Notes due 2028 (included in Exhibit 4.32).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.29	Form of 2.450% Senior Notes due 2031 (included in Exhibit 4.32).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.30	Form of 2.600% Senior Notes due 2033 (included in Exhibit 4.32).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.31	Form of 3.500% Senior Notes due 2041 (included in Exhibit 4.32).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.32	Form of 3.750% Senior Notes due 2051 (included in Exhibit 4.32).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.33	Registration Rights Agreement, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., and Truist Securities, Inc., as representatives of the several initial purchasers of the January 2021 Senior Notes.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.7	01-19-2021
4.34	Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	03-31-2021
4.35	Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.39).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	03-31-2021
4.36	Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.39).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	03-31-2021
4.37	Registration Rights Agreement, dated as of March 31, 2021, by and among the Company and BofA Securities, Inc. and HSBC Securities (USA) Inc., as dealer-managers in connection with the March 2021 Exchange Offer.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.4	03-31-2021
4.38	Indenture, dated as of September 30, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	09-30-2021
4.39	Form of 3.137% Senior Notes due 2035 (included in Exhibit 4.43).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	09-30-2021
4.40	Form of 3.187% Senior Notes due 2036 (included in Exhibit 4.43).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	09-30-2021
4.41	Registration Rights Agreement, dated as of September 30, 2021, by and among the Company and BNP Paribas Securities Corp., J.P. Morgan Securities LLC and TD Securities (USA) LLC, as dealer-mangers in connection with the September 2021 exchange offer.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.4	09-30-2021
4.42	Indenture, dated April 14, 2022, between the Company and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-15-2022
4.43	Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.47).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-15-2022
4.44	Form of 4.15% Senior Notes due 2032 (included in Exhibit 4.47).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-15-2022

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.45	Registration Rights Agreement, dated as of April 14, 2022, between the Company and BofA Securities, Inc., HSBC Securities (USA) Inc., and RBC Capital Markets, LLC, as representatives of the several initial purchasers of the April 2022 Senior Notes.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.4	04-15-2022
4.46	Indenture, dated April 18, 2022, between the Company and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-18-2022
4.47	Form of 4.926% Senior Notes due 2037 (included in Exhibit 4.51).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-18-2022
4.48	Registration Rights Agreement, dated April 18, 2022, between the Company and Barclays Capital Inc., BBVA Securities Inc., BNP Paribas Securities Corp. and J.P. Morgan Securities LLC, as dealer-managers in connection with the April 2022 Exchange Offer.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.3	04-18-2022
10.1	Form of Indemnification and Advancement Agreement (effective April 4, 2018).	Broadcom Inc. Current Report on Form 8-K12B	001-38449	10.1	04-04-2018
10.2	Credit Agreement, dated as of May 7, 2019, among Broadcom Inc., the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K	001-38449	10.1	05-07-2019
10.3	Credit Agreement, dated as of November 4, 2019, among Broadcom Inc., the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K	001-38449	10.1	11-04-2019
10.4	Credit Agreement, dated as of January 19, 2021, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K	001-38449	10.1	01-19-2021
10.5	Amendment No. 1, dated April 18, 2023, among Broadcom Inc., the lenders and other parties thereto, and Bank of America, N.A., as Administrative Agent, to the Credit Agreement, dated as of January 19, 2021.	Broadcom Inc. Quarterly Report on Form 10-Q	001-38449	10.1	06-07-2023
10.6	Credit Agreement, dated as of August 15, 2023, among Broadcom, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	Broadcom Inc. Current Report on Form 8-K	001-38449	10.1	08-16-2023
10.7	Lease Agreement dated August 10, 2017 between Five Point Office Venture I, LLC and Broadcom Corporation.	Broadcom Limited Annual Report on Form 10-K	001-37690	10.29	12-21-2017
10.8	First Amendment to Lease Agreement by and between Five Point Office Venture 1, LLC and Broadcom Corporation.	Broadcom Inc. Annual Report on Form 10-K	001-38449	10.12	12-18-2020

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9	+	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and Broadcom Corporation.	Broadcom Corporation Current Report on Form 8-K/A	000-23993	10.1	07-23-2009
10.10	+	Avago Technologies Limited 2009 Equity Incentive Award Plan.	Avago Technologies Limited Amendment No. 5 to Registration Statement on Form S-1	333-153127	10.18	07-27-2009
10.11	+	Broadcom Inc. Employee Stock Purchase Plan (as amended and restated on April 1, 2019).	Broadcom Inc. Definitive Proxy Statement on Schedule 14A	001-38449	Appendix B-1	02-19-2019
10.12	+	LSI Corporation 2003 Equity Incentive Plan, as amended.	Avago Technologies Limited Registration Statement on Form S-8	333-195741	4.1	05-06-2014
10.13	+	Amendment to the LSI Corporation 2003 Equity Incentive Plan (effective February 1, 2016).	Broadcom Limited Annual Report on Form 10-K	001-37690	10.45	12-23-2016
10.14	+	Amendment to the LSI Corporation 2003 Equity Incentive Plan (effective April 4, 2018).	Broadcom Inc. Current Report on Form 8-K12B	001-38449	10.10	04-04-2018
10.15	+	Broadcom Inc. 2012 Stock Incentive Plan (as amended and restated on April 5, 2021).	Broadcom Inc. Quarterly Report on Form 10-Q	001-38449	10.1	06-11-2021
10.16	+	Form of Annual Bonus Plan for Executive Employees.	Broadcom Limited Annual Report on Form 10-K	001-37690	10.53	12-23-2016
10.17	+	Form of Option Agreement under Avago Technologies Limited 2009 Equity Incentive Plan.	Avago Technologies Limited Amendment No. 5 to Registration Statement on Form S-1	333-153127	10.61	07-27-2009
10.18	+	Form of Restricted Stock Unit Agreement (Sell to Cover) Under Avago Technologies Limited 2009 Equity Incentive Award Plan (effective December 5, 2017).	Broadcom Limited Annual Report on Form 10-K	001-37690	10.49	12-21-2017
10.19	+	Form of Agreement for Multi-Year Equity Award of Restricted Stock Unit Award under the Avago Technologies Limited 2009 Equity Incentive Award Plan).	Broadcom Inc. Current Report on Form 8-K	001-38449	10.1	12-06-2018
10.20	+	Form of Performance Share Unit Agreement (Relative TSR) under Avago Technologies Limited 2009 Equity Incentive Plan (effective March 13, 2018).	Broadcom Limited Quarterly Report on Form 10-Q	001-37690	10.2	03-15-2018
10.21	+	Form of Agreement for Multi-Year Equity Award of Performance Stock Units under the Avago Technologies Limited 2009 Equity Incentive Award Plan).	Broadcom Inc. Current Report on Form 8-K	001-38449	10.2	12-06-2018

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.22	+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 8, 2020).	Broadcom Inc. Annual Report on Form 10-K	001-38449	10.51	12-18-2020
10.23	+	Form of Performance Stock Unit Agreement (Relative TSR) under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 8, 2020).	Broadcom Inc. Annual Report on Form 10-K	001-38449	10.52	12-18-2020
10.24	+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan (effective December 5, 2017).	Broadcom Limited Annual Report on Form 10-K	001-37690	10.61	12-21-2017
10.25	+	Form of Restricted Stock Unit Award Agreement under Broadcom Inc. 2012 Stock Incentive Plan (effective April 5, 2021).	Broadcom Inc. Quarterly Report on Form 10-Q	001-38449	10.3	06-11-2021
10.26	+	Form of Performance Share Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan (effective March 15, 2018).	Broadcom Limited Quarterly Report on Form 10-Q	001-37690	10.5	03-15-2018
10.27	+	Form of Performance Stock Unit Award Agreement under the Broadcom Inc. 2012 Stock Incentive Plan (effective April 5, 2021).	Broadcom Inc. Quarterly Report on Form 10-Q	001-38449	10.4	06-11-2021
10.28	+	Form of Performance Stock Unit Award Agreement (Price Contingency) under Broadcom Inc. 2012 Stock Incentive Plan.	Broadcom Inc. Current Report on Form 8-K	001-38449	10.1	11-02-2022
10.29	+	Performance Stock Unit Award Agreement, dated April 5, 2021, between Broadcom Inc. and Hock E. Tan.	Broadcom Inc. Quarterly Report on Form 10-Q	001-38449	10.2	06-11-2021
10.30	+	Policy on Acceleration of Executive Staff Equity Awards in the Event of Permanent Disability (as amended June 2, 2021).	Broadcom Inc. Current Report on Form 8-K	001-38449	10.1	06-03-2021
10.31	+	Policy on Acceleration of Equity Awards in the Event of Death (as amended January 1, 2023).	Broadcom Inc. Quarterly Report on Form 10-Q	001-38449	10.2	09-06-2023
10.32	+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Hock E. Tan.	Broadcom Inc. Current Report on Form 8-K	001-38449	10.1	12-10-2020
10.33	+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Charlie B. Kawwas.	Broadcom Inc. Current Report on Form 8-K	001-38449	10.2	12-10-2020
10.34	+	Severance Benefits Agreement, dated September 26, 2017, between Broadcom Limited and Mark Brazeal.	Broadcom Inc. Quarterly Report on Form 10-Q	001-38449	10.18	06-16-2018
10.35	+	Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Kirsten M. Spears.	Broadcom Inc. Current Report on Form 8-K	001-38449	10.5	12-10-2020
21.1		List of Subsidiaries.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (see signature page to this Form 10-K).					X
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Clawback Policy.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Schema Document.					X
101.CAL	XBRL Calculation Linkbase Document.					X
101.DEF	XBRL Definition Linkbase Document.					X
101.LAB	XBRL Labels Linkbase Document.					X
101.PRE	XBRL Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

Notes:

+	Indicates a management contract or compensatory plan or arrangement.
#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Broadcom Inc. hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
*	Certain information omitted pursuant to a request for confidential treatment filed with the SEC.

ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADCOM INC.

By:	/s/ Hock E. Tan
	Name:	Hock E. Tan
	Title:	President and Chief Executive Officer

Date: December 14, 2023

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

Signature	Title	Date

/s/ Hock E. Tan	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2023
Hock E. Tan

/s/ Kirsten M. Spears	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 14, 2023
Kirsten M. Spears

/s/ Henry Samueli	Chairman of the Board of Directors	December 14, 2023
Henry Samueli

/s/ Eddy W. Hartenstein	Lead Independent Director	December 14, 2023
Eddy W. Hartenstein

/s/ Diane M. Bryant	Director	December 14, 2023
Diane M. Bryant

/s/ Gayla J. Delly	Director	December 14, 2023
Gayla J. Delly

/s/ Raul F. Fernandez	Director	December 14, 2023
Raul F. Fernandez

/s/ Check Kian Low	Director	December 14, 2023
Check Kian Low

/s/ Justine F. Page	Director	December 14, 2023
Justine F. Page

/s/ Harry L. You	Director	December 14, 2023
Harry L. You