Form 10-Q
period 2024-02-04
Broadcom Inc.
filed 2024-03-14
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 4, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Broadcom Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-38449			35-2617337
(State or other jurisdiction of incorporation or organization)	(Commission file Number)			(I.R.S. Employer Identification No.)
3421 Hillview Ave
	Palo Alto,	CA	94304
	(650)	427-6000
(Address, including zip code, of principal executive offices and registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	AVGO	The NASDAQ Global Select Market
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

As of March 1, 2024, there were 463,421,237 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 4, 2024

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	February 4, 2024	October 29, 2023

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$11,864	$14,189
Trade accounts receivable, net	4,969	3,154
Inventory	1,920	1,898
Other current assets	8,439	1,606
Total current assets	27,192	20,847
Long-term assets:
Property, plant and equipment, net	2,662	2,154
Goodwill	97,586	43,653
Intangible assets, net	47,185	3,867
Other long-term assets	3,245	2,340
Total assets	$177,870	$72,861
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,496	$1,210
Employee compensation and benefits	1,128	935
Current portion of long-term debt	2,433	1,608
Other current liabilities	15,312	3,652
Total current liabilities	20,369	7,405
Long-term liabilities:
Long-term debt	73,468	37,621
Other long-term liabilities	13,749	3,847
Total liabilities	107,586	48,873
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 463 and 414 shares issued and outstanding as of February 4, 2024 and October 29, 2023, respectively	—	—
Additional paid-in capital	70,077	21,099
Retained earnings	—	2,682
Accumulated other comprehensive income	207	207
Total stockholders’ equity	70,284	23,988
Total liabilities and equity	$177,870	$72,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended
	February 4, 2024	January 29, 2023

	(In millions, except per share data)
Net revenue:
Products	$7,412	$7,082
Subscriptions and services	4,549	1,833
Total net revenue	11,961	8,915
Cost of revenue:
Cost of products sold	2,160	2,225
Cost of subscriptions and services	954	149
Amortization of acquisition-related intangible assets	1,380	535
Restructuring charges	92	2
Total cost of revenue	4,586	2,911
Gross margin	7,375	6,004
Research and development	2,308	1,195
Selling, general and administrative	1,572	348
Amortization of acquisition-related intangible assets	792	348
Restructuring and other charges	620	10
Total operating expenses	5,292	1,901
Operating income	2,083	4,103
Interest expense	(926)	(406)
Other income, net	185	143
Income from continuing operations before income taxes	1,342	3,840
Provision for income taxes	68	66
Income from continuing operations	1,274	3,774
Income from discontinued operations, net of income taxes	51	—
Net income	$1,325	$3,774

Basic income per share:
Income per share from continuing operations	$2.82	$9.03
Income per share from discontinued operations	0.11	—
Net income per share	$2.93	$9.03

Diluted income per share:
Income per share from continuing operations	$2.73	$8.80
Income per share from discontinued operations	0.11	—
Net income per share	$2.84	$8.80

Weighted-average shares used in per share calculations:
Basic	452	418
Diluted	467	429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended
	February 4, 2024	January 29, 2023

	(In millions)
Net income	$1,325	$3,774
Other comprehensive loss, net of tax:
Change in unrealized loss on derivative instruments	—	(126)
Other comprehensive loss, net of tax	—	(126)
Comprehensive income	$1,325	$3,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Fiscal Quarter Ended
	February 4, 2024	January 29, 2023

	(In millions)
Cash flows from operating activities:
Net income	$1,325	$3,774
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	2,206	905
Depreciation	139	127
Stock-based compensation	1,582	391
Deferred taxes and other non-cash taxes	(294)	(573)
Non-cash interest expense	102	32
Other	38	(39)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	1,756	(276)
Inventory	(14)	26
Accounts payable	(74)	(80)
Employee compensation and benefits	(660)	(657)
Other current assets and current liabilities	(2,182)	570
Other long-term assets and long-term liabilities	891	(164)
Net cash provided by operating activities	4,815	4,036
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(25,416)	—
Purchases of property, plant and equipment	(122)	(103)
Purchases of investments	(13)	—
Sales of investments	89	—
Other	(15)	—
Net cash used in investing activities	(25,477)	(103)
Cash flows from financing activities:
Proceeds from long-term borrowings	30,010	—
Payments on debt obligations	(934)	(260)
Payments of dividends	(2,435)	(1,926)
Repurchases of common stock - repurchase program	(7,176)	(1,188)
Shares repurchased for tax withholdings on vesting of equity awards	(1,114)	(333)
Other	(14)	5
Net cash provided by (used in) financing activities	18,337	(3,702)
Net change in cash and cash equivalents	(2,325)	231
Cash and cash equivalents at beginning of period	14,189	12,416
Cash and cash equivalents at end of period	$11,864	$12,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — UNAUDITED
Fiscal Quarter Ended February 4, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of October 29, 2023	414	$—	$21,099	$2,682	$207	$23,988
Net income	—	—	—	1,325	—	1,325
Issuance of common stock upon the acquisition of VMware, Inc.	54	—	53,421	—	—	53,421
Fair value of partially vested equity awards assumed in connection with the acquisition of VMware, Inc.	—	—	749	—	—	749
Dividends to common stockholders	—	—	—	(2,435)	—	(2,435)
Common stock issued	3	—	—	—	—	—
Stock-based compensation	—	—	1,582	—	—	1,582
Repurchases of common stock	(7)	—	(5,655)	(1,572)	—	(7,227)
Shares repurchased for tax withholdings on vesting of equity awards	(1)	—	(1,119)	—	—	(1,119)
Balance as of February 4, 2024	463	$—	$70,077	$—	$207	$70,284

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
Broadcom Inc. (“Broadcom”), a Delaware corporation, is a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation in the semiconductor industry and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, deliver, automate, manage and secure applications across mainframe, distributed, edge, mobile and hybrid cloud platforms. Our portfolio of infrastructure and security software is designed to modernize, optimize, and secure the most complex hybrid environments, enabling scalability, agility, automation, insights, resiliency and security. We also offer mission critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our,” and “us” mean Broadcom and its consolidated subsidiaries. We have two reportable segments: semiconductor solutions and infrastructure software.
On November 22, 2023, we completed the acquisition of VMware, Inc. (“VMware”) in a cash-and-stock transaction (the “VMware Merger”). The VMware stockholders received approximately $30,788 million in cash and 54.4 million shares of Broadcom common stock with a fair value of $53,398 million. VMware was a leading provider of multi-cloud services for all applications, enabling digital innovation with enterprise control. We acquired VMware to enhance our infrastructure software capabilities. The results of operations of VMware are included in the unaudited condensed consolidated financial statements commencing on November 22, 2023. See Note 3. “Acquisition of VMware, Inc.” for additional information.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31 in a 52-week year and the first Sunday in November in a 53-week year. Our fiscal year ending November 3, 2024 (“fiscal year 2024”) is a 53-week fiscal year, with our first fiscal quarter containing 14 weeks. Our fiscal year ended October 29, 2023 (“fiscal year 2023”) was a 52-week fiscal year.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The October 29, 2023 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2023 as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. The operating results for the fiscal quarter ended February 4, 2024 are not necessarily indicative of the results that may be expected for fiscal year 2024, or for any other future period.
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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended February 4, 2024
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$708	$6,191	$513	$7,412
Subscriptions and services	2,377	506	1,666	4,549
Total	$3,085	$6,697	$2,179	$11,961

	Fiscal Quarter Ended January 29, 2023
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$609	$5,937	$536	$7,082
Subscriptions and services	1,230	200	403	1,833
Total	$1,839	$6,137	$939	$8,915
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose net revenue by region based primarily on the geographic shipment location or delivery location specified by our distributors, original equipment manufacturer customers, contract manufacturers, channel partners, or software customers.
Contract Balances
Contract assets and contract liabilities balances were as follows:

	February 4, 2024	October 29, 2023

	(In millions)
Contract Assets	$1,647	$955

Contract Liabilities	$15,451	$2,786
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. Contract assets and contract liabilities as of February 4, 2024 included the impact of VMware balances acquired on November 22, 2023. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. As of February 4, 2024, approximately 39% of contract liabilities related to contracts subject to termination for convenience provisions. The amount of revenue recognized during the fiscal quarter ended February 4, 2024 that was included in the contract liabilities balance as of October 29, 2023 was $1,313 million. The amount of revenue recognized during the fiscal quarter ended January 29, 2023 that was included in the contract liabilities balance as of October 30, 2022 was $1,435 million.
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
Certain multi-year customer contracts contain firmly committed amounts and the remaining performance obligations under these contracts as of February 4, 2024 were approximately $27.7 billion. We expect approximately 44% of this amount to be recognized as revenue over the next 12 months. For contracts with termination for convenience rights, our customers generally do not exercise those rights. In addition, the majority of our contracts have a duration of one year or less. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
3. Acquisition of VMware, Inc.
On November 22, 2023, we completed the VMware Merger. Pursuant to the Agreement and Plan of Merger, each share of VMware common stock issued and outstanding immediately prior to the VMware Merger was indirectly converted into the right to receive, at the election of the holder of such share of VMware common stock, either $142.50 in cash or 0.2520 shares of Broadcom common stock. The stockholder election was prorated, such that the total number of shares of VMware common stock entitled to receive cash and the total number of shares of VMware common stock entitled to receive Broadcom common stock, in each case, was equal to 50% of the aggregate number of shares of VMware common stock issued and outstanding immediately prior to the VMware Merger. Based on the VMware stockholders’ elections, the VMware stockholders received approximately $30,788 million in cash and 54.4 million shares of Broadcom common stock with a fair value of $53,398 million.
We funded the cash portion of the VMware Merger with the net proceeds from the issuance of the 2023 Term Loans, as defined and discussed in Note 7. “Borrowings”, as well as cash on hand. We assumed $8,250 million of VMware’s outstanding senior unsecured notes.
Purchase Consideration

(In millions)
Fair value of Broadcom common stock issued for outstanding VMware common stock	$53,398
Cash paid for outstanding VMware common stock	30,788
Cash paid by Broadcom to retire VMware’s term loan	1,257
Fair value of partially vested assumed VMware equity awards	805
Fair value of Broadcom common stock issued for accelerated VMware equity awards	23
Cash paid for accelerated VMware equity awards	13
Effective settlement of pre-existing relationships	6
Total purchase consideration	86,290
Less: cash acquired	6,642
Total purchase consideration, net of cash acquired	$79,648
We assumed all outstanding VMware restricted stock unit (“RSU”) awards and performance stock unit (“PSU”) awards held by continuing employees. The assumed awards were converted into RSU awards for shares of Broadcom common stock. All outstanding in-the-money VMware stock options and RSU awards held by non-employee directors were accelerated and converted into the right to receive cash and shares of Broadcom common stock, in equal parts.
We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. These fair values were based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, we may further revise our preliminary purchase price allocation during the remainder of the measurement period, which will not exceed 12 months from the date of the VMware Merger. Any such revisions or changes may be material.

The following table presents our preliminary allocation of the total purchase price, net of cash acquired:

Estimated Fair Value
(In millions)
Trade accounts receivable	$3,571
Inventory	15
Assets held-for-sale	5,959
Other current assets	540
Property, plant and equipment	531
Goodwill	53,933
Intangible assets	45,528
Other long-term assets	906
Total assets acquired	110,983
Accounts payable	(359)
Employee compensation and benefits	(848)
Current portion of long-term debt	(1,264)
Liabilities held-for-sale	(2,581)
Other current liabilities	(10,732)
Long-term debt	(6,254)
Other long-term liabilities	(9,297)
Total liabilities assumed	(31,335)
Fair value of net assets acquired	$79,648
Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the VMware business. The synergies include certain cost savings, operating efficiencies and other strategic benefits projected to be achieved as a result of the VMware Merger. Goodwill is not deductible for tax purposes.
Assets and liabilities held-for-sale primarily included VMware’s end-user computing (“EUC”) business and certain other assets and liabilities, which were not aligned with our strategic objectives. We do not expect to have significant continuing involvement after disposal and have presented the results in discontinued operations. In February 2024, we signed a definitive agreement to sell EUC for approximately $3.8 billion, before working capital adjustments and estimated selling costs. The sale is expected to close in calendar year 2024, subject to customary closing conditions, including regulatory approvals.
Our results of continuing operations for the fiscal quarter ended February 4, 2024 included $2,102 million of net revenue attributable to VMware. It is impracticable to determine the effect on net income attributable to VMware as we have integrated a substantial portion of VMware into our ongoing operations. Transaction costs of $220 million related to the VMware Merger for the fiscal quarter ended February 4, 2024 were primarily included in selling, general and administrative expense.

Intangible Assets

	Fair Value	Weighted-Average Amortization Periods
	(In millions)	(In years)
Developed technology	$24,420	8
Customer contracts and related relationships	14,837	8
Trade name	1,150	14
Off-market component of customer contracts	221	2
Total identified finite-lived intangible assets	40,628
In-process research and development	4,900	N/A
Total identified intangible assets	$45,528
Developed technology relates to products used for VMware cloud foundation, application management, security, application networking and security, and software defined edge. We valued the developed technology using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
Customer contracts and related relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of VMware. Customer contracts and related relationships were valued using the with-and-without-method under the income approach. In the with-and-without method, the fair value was measured by the difference between the present values of the cash flows with and without the existing customers in place over the period of time necessary to reacquire the customers. The economic useful life was determined by evaluating many factors, including the useful life of other intangible assets, the length of time remaining on the acquired contracts and the historical customer turnover rates.
Trade name relates to the “VMware” trade name. The fair value was determined by applying the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue under the trade name. The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecast period.
Off-market component of customer contracts relate to rebates and marketing development funds provided to customers prior to the VMware Merger. We valued these contracts based on their remaining unamortized balances, which approximate their fair value. The economic useful life was determined based on the remaining terms of customer contracts.
The fair value of in-process research and development (“IPR&D”) was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the contribution of other assets to those cash flows.
The following table presents the details of IPR&D by category as of the date of the VMware Merger:

Description	IPR&D	Percentage of Completion	Estimated Cost to Complete	Expected Release Date (By Fiscal Year)

	(Dollars in millions)
VMware cloud foundation July 2024 releases	$810	67%	$38	2024
VMware cloud foundation March 2025 releases	$3,000	58%	$185	2025
VMware cloud foundation July 2025 releases	$780	43%	$65	2025
VMware cloud foundation networking and security virtualization	$280	21%	$59	2024
Application networking and security	$30	21%	$47	2024
VMware cloud foundation is a flexible and simplified private cloud platform with public cloud extensibility that integrates leading products including compute, storage, networking, and management into a single solution. It enables customers to modernize infrastructure and accelerate developer productivity, with greater resilience and security.
We believe the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the date of the VMware Merger.

Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if VMware had been acquired as of the beginning of fiscal year 2023. The unaudited pro forma information includes adjustments to amortization for intangible assets acquired, stock-based compensation expense, interest expense for acquisition financing, amortization of deferred assets and liabilities, and depreciation for property and equipment acquired. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2023 or of the results of our future operations of the combined business.

	Fiscal Quarter Ended
	February 4, 2024	January 29, 2023

	(In millions)
Pro forma net revenue	$12,523	$12,224
Pro forma net income	$1,615	$2,053
4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $1,300 million and $1,470 million of time deposits and $2,910 million and $1,650 million of money-market funds as of February 4, 2024 and October 29, 2023, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $1,250 million and $1,025 million during the fiscal quarters ended February 4, 2024 and January 29, 2023, respectively.
Inventory

	February 4, 2024	October 29, 2023

	(In millions)
Finished goods	$683	$676
Work-in-process	793	901
Raw materials	444	321
Total inventory	$1,920	$1,898
Assets and Liabilities Held-for-Sale
In connection with the VMware Merger, we classified VMware’s EUC business and certain other assets and liabilities, which were not aligned with our strategic objectives, as assets and liabilities held-for-sale on November 22, 2023. The carrying value of these assets and liabilities as of February 4, 2024 represented the fair value determined in the preliminary purchase price allocation of the VMware Merger, adjusted for operating activities since the date of the VMware Merger. As of February 4, 2024, the carrying values of these assets, net of liabilities, approximated the expected selling prices.

	February 4, 2024
	EUC	Other	Total

	(In millions)
Assets held-for-sale:
Goodwill	$2,398	$8	$2,406
Intangible assets, net	2,545	244	2,789
Other assets	38	701	739
Total assets held-for-sale	$4,981	$953	$5,934

Liabilities held-for-sale:	$1,686	$750	$2,436
Discontinued Operations
We have presented the operating results of these assets and liabilities held-for-sale in discontinued operations as follows:

	Fiscal Quarter Ended February 4, 2024
	EUC	Other	Total

	(In millions)
Net revenue	$292	$58	$350

Income (loss) from discontinued operations before income taxes	$78	$(20)	$58
(Provision for) benefit from income taxes	(9)	2	(7)
Income (loss) from discontinued operations, net of income taxes	$69	$(18)	$51
Other Current Assets

	February 4, 2024	October 29, 2023

	(In millions)
Assets held-for-sale	$5,934	$—
Prepaid expenses	1,420	743
Other	1,085	863
Total other current assets	$8,439	$1,606

Other Current Liabilities

	February 4, 2024	October 29, 2023

	(In millions)
Contract liabilities	$9,593	$2,487
Liabilities held-for-sale	2,436	—
Tax liabilities	1,414	473
Interest payable	490	380
Other	1,379	312
Total other current liabilities	$15,312	$3,652
Other Long-Term Liabilities

	February 4, 2024	October 29, 2023

	(In millions)
Unrecognized tax benefits	$3,220	$2,792
Contract liabilities	5,858	299
Deferred tax liabilities	2,760	99
Other	1,911	657
Total other long-term liabilities	$13,749	$3,847
Supplemental Cash Flow Information

	Fiscal Quarter Ended
	February 4, 2024	January 29, 2023

	(In millions)
Cash paid for interest	$750	$361
Cash paid for income taxes	$904	$273
5. Goodwill and Intangible Assets
Goodwill

	Semiconductor Solutions	Infrastructure Software	Total

	(In millions)
Balance as of October 29, 2023	$26,001	$17,652	$43,653
VMware acquisition	—	53,933	53,933
Balance as of February 4, 2024	$26,001	$71,585	$97,586

Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of February 4, 2024:
Purchased technology	$37,368	$(12,102)	$25,266
Customer contracts and related relationships	22,117	(6,553)	15,564
Trade names	1,799	(415)	1,384
Other	177	(106)	71
Intangible assets subject to amortization	61,461	(19,176)	42,285
In-process research and development	4,900	—	4,900
Total	$66,361	$(19,176)	$47,185

As of October 29, 2023:
Purchased technology	$12,938	$(10,723)	$2,215
Customer contracts and related relationships	7,059	(5,753)	1,306
Trade names	649	(388)	261
Other	177	(102)	75
Intangible assets subject to amortization	20,823	(16,966)	3,857
In-process research and development	10	—	10
Total	$20,833	$(16,966)	$3,867
Based on the amount of intangible assets subject to amortization as of February 4, 2024, the expected amortization expense was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2024 (remainder)	$6,598
2025	7,630
2026	7,237
2027	6,180
2028	5,077
Thereafter	9,563
Total	$42,285
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	February 4, 2024

(In years)
Purchased technology	7
Customer contracts and related relationships	8
Trade names	13
Other	8
6. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period.

Potentially dilutive shares outstanding include the dilutive effect of unvested RSUs and employee stock purchase plan (“ESPP”) rights (collectively referred to as “equity awards”). Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.
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
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended
	February 4, 2024	January 29, 2023

	(In millions, except per share data)
Numerator:
Income from continuing operations	$1,274	$3,774
Income from discontinued operations, net of income taxes	51	—
Net income	$1,325	$3,774

Denominator:
Weighted-average shares outstanding - basic	452	418
Dilutive effect of equity awards	15	11
Weighted-average shares outstanding - diluted	467	429

Basic income per share:
Income per share from continuing operations	$2.82	$9.03
Income per share from discontinued operations	0.11	—
Net income per share	$2.93	$9.03

Diluted income per share:
Income per share from continuing operations	$2.73	$8.80
Income per share from discontinued operations	0.11	—
Net income per share	$2.84	$8.80

7. Borrowings

	Effective Interest Rate	February 4, 2024	October 29, 2023

	(Dollars in millions)
2023 Term Loans - floating rate
SOFR plus 1.125% term loan due November 2025	7.11%	$11,195	$—
SOFR plus 1.250% term loan due November 2026	7.02%	11,195	—
SOFR plus 1.625% term loan due November 2028	7.22%	8,000	—
		30,390	—
April 2022 Senior Notes - fixed rate
4.000% notes due April 2029	4.17%	750	750
4.150% notes due April 2032	4.30%	1,200	1,200
4.926% notes due May 2037	5.33%	2,500	2,500
		4,450	4,450
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%	3,250	3,250
3.187% notes due November 2036	4.79%	2,750	2,750
		6,000	6,000
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	1,118	1,118
		1,870	1,870
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	—	105
3.150% notes due November 2025	3.29%	900	900
4.150% notes due November 2030	4.27%	1,856	1,856
4.300% notes due November 2032	4.39%	2,000	2,000
		4,756	4,861
April 2020 Senior Notes - fixed rate
5.000% notes due April 2030	5.18%	606	606

April 2019 Senior Notes - fixed rate
3.625% notes due October 2024	3.98%	622	622
4.750% notes due April 2029	4.95%	1,655	1,655
		2,277	2,277

	Effective Interest Rate	February 4, 2024	October 29, 2023

	(Dollars in millions)
2017 Senior Notes - fixed rate
3.625% notes due January 2024	3.74%	—	829
3.125% notes due January 2025	3.23%	495	495
3.875% notes due January 2027	4.02%	2,922	2,922
3.500% notes due January 2028	3.60%	777	777
		4,194	5,023
Assumed VMware Senior Notes - fixed rate
1.000% notes due August 2024	5.80%	1,250	—
4.500% notes due May 2025	5.81%	750	—
1.400% notes due August 2026	5.60%	1,500	—
4.650% notes due May 2027	5.60%	500	—
3.900% notes due August 2027	5.50%	1,250	—
1.800% notes due August 2028	5.44%	750	—
4.700% notes due May 2030	5.75%	750	—
2.200% notes due August 2031	5.74%	1,500	—
		8,250	—
Assumed CA Senior Notes - fixed rate
4.700% notes due March 2027	5.15%	215	215

Other senior notes - fixed rate
3.500% notes due August 2024	3.55%	7	7
4.500% notes due August 2034	4.55%	6	6
		13	13

Total principal amount outstanding		$78,521	$40,815

Current portion of principal amount outstanding		$2,374	$1,563
Short-term finance lease liabilities		59	45
Total current portion of long-term debt		$2,433	$1,608

Non-current portion of principal amount outstanding		$76,147	$39,252
Long-term finance lease liabilities		39	4
Unamortized discount and issuance costs		(2,718)	(1,635)
Total long-term debt		$73,468	$37,621
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
The term loans under the Term A-2 Loan, Term A-3 Loan and Term A-5 Loan bear interest, payable monthly or every three months at our election, at floating interest rates tied to the Secured Overnight Financing Rate (“SOFR”). The term loans will mature and be payable on the second, third or fifth anniversary, respectively, of the date of the VMware Merger. Subject to the terms of the 2023 Credit Agreement, we are permitted to voluntarily make prepayments of the term loans without penalty. Our obligations under the 2023 Credit Agreement are unsecured and are not guaranteed by any of our subsidiaries.

On March 5, 2024, we made a repayment of $2.0 billion on our Term A-2 Loan.
Assumed VMware Senior Notes
In connection with the VMware Merger, we assumed $8,250 million of VMware’s outstanding senior unsecured notes (the “Assumed VMware Senior Notes”). We may redeem all or a portion of the Assumed VMware Senior Notes at any time, subject to a specified make-whole premium as set forth in the indenture. Upon the occurrence of a change of control and certain downgrades of the ratings, each note holder will have the right to require us to repurchase all or any part of the holders’ notes in cash at a price equal to 101% of the principal amount plus accrued and unpaid interest. Each series of the Assumed VMware Senior Notes pays interest semi-annually.
2021 Credit Agreement
In January 2021, we entered into a credit agreement (the “2021 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under our revolving credit facility for revolving loans. Subject to the terms of the 2021 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the 2021 Credit Agreement. We had no borrowings outstanding under our revolving credit facility at either February 4, 2024 or October 29, 2023.
Commercial Paper
In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under our revolving credit facility. We had no Commercial Paper outstanding at either February 4, 2024 or October 29, 2023.
Fair Value of Debt
As of February 4, 2024, the estimated aggregate fair value of debt was $73,590 million. The fair value of our senior notes was determined using quoted prices from less active markets. The carrying value of the 2023 Term Loans approximates its fair value as the 2023 Term Loans are carried at a market observable interest rate that resets periodically. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of February 4, 2024 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2024 (remainder)	$1,879
2025	1,245
2026	14,347
2027	16,082
2028	3,395
Thereafter	41,573
Total	$78,521
As of February 4, 2024 and October 29, 2023, we were in compliance with all debt covenants.

8. Stockholders’ Equity
Cash Dividends Declared and Paid

	Fiscal Quarter Ended
	February 4, 2024	January 29, 2023

	(In millions, except per share data)
Dividends per share to common stockholders	$5.25	$4.60
Dividends to common stockholders	$2,435	$1,926
Stock Repurchase Programs
We repurchased and retired approximately 7 million and 2 million shares of our common stock for $7,176 million and $1,188 million during the fiscal quarters ended February 4, 2024 and January 29, 2023, respectively. All $20 billion under our previously authorized stock repurchase programs was utilized prior to expiration on December 31, 2023.
VMware, Inc. Amended and Restated 2007 Equity and Incentive Plan
In connection with the VMware Merger, we assumed the VMware, Inc. Amended and Restated 2007 Equity and Incentive Plan (the “2007 Plan”) and outstanding unvested RSU awards and PSU awards originally granted by VMware under the 2007 Plan that were held by continuing employees. These assumed awards were converted into approximately 5 million Broadcom RSU awards and will vest in accordance with their original terms, generally over 4 years. Under the 2007 Plan, we may grant stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant, restricted stock, RSUs, and other stock-based or cash-based awards to employees. Equity awards granted under the 2007 Plan following the VMware Merger are expected to be on similar terms and consistent with similar grants made pursuant to our Amended and Restated Broadcom Inc. 2012 Stock Incentive Plan. Awards cancelled or forfeited and shares withheld to satisfy tax withholding obligations become available for future issuance. As of February 4, 2024, 6 million shares remained available for issuance under the 2007 Plan.
Stock-Based Compensation Expense

	Fiscal Quarter Ended
	February 4, 2024	January 29, 2023

	(In millions)
Cost of products sold	$28	$16
Cost of subscriptions and services	133	21
Research and development	863	267
Selling, general and administrative	548	87
Total stock-based compensation expense (a)	$1,572	$391
_______________
(a) Does not include $70 million of stock-based compensation during the fiscal quarter ended February 4, 2024, which was included in income from discontinued operations, net of income taxes in our condensed consolidated statement of operations.
For the fiscal quarter ended February 4, 2024, stock-based compensation expense included $710 million related to equity awards assumed in connection with the VMware Merger. Stock-based compensation expense related to equity awards assumed included a one-time impact from aligning the vesting dates of equity awards assumed with our RSU vesting dates, as well as expenses related to accelerated vesting of certain equity awards held by employees terminated in connection with the VMware Merger.
As of February 4, 2024, the total unrecognized compensation cost related to unvested stock-based awards was $12,132 million, which is expected to be recognized over the remaining weighted-average service period of 3.3 years.

Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of October 29, 2023	22	$389.21
Assumed in VMware Merger	5	$968.52
Granted	5	$1,085.69
Vested	(3)	$478.69
Forfeited	(1)	$838.11
Balance as of February 4, 2024	28	$583.54
The aggregate fair value of time- and market-based RSUs that vested during the fiscal quarter ended February 4, 2024 was $3,064 million, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
9. Income Taxes
The provision for income taxes was $68 million and $66 million for the fiscal quarters ended February 4, 2024 and January 29, 2023, respectively. In the fiscal quarter ended February 4, 2024, lower uncertain tax benefits recognized were offset by lower income from continuing operations before income taxes and higher excess tax benefits from stock-based awards compared to the fiscal quarter ended January 29, 2023, and a valuation allowance release.
As of February 4, 2024, we had $6,162 million of gross unrecognized tax benefits and accrued interest and penalties. Gross unrecognized tax benefits increased by $892 million compared to the balance as of October 29, 2023 primarily due to uncertain tax positions assumed in the VMware Merger. We continue to reevaluate uncertain tax positions and any adjustments to our preliminary estimates are recognized in goodwill, provided we are within the measurement period.
It is possible that our existing unrecognized tax benefits may change up to $697 million within the next 12 months as a result of lapses of statutes of limitations for certain audit periods, anticipated closures of audit examinations, and changes in balances related to tax positions to be taken during the current fiscal year.
In connection with the VMware Merger, we established $3,653 million of net deferred tax liabilities on the excess of book basis over the tax basis of acquired assets, which included $2,129 million of net deferred tax assets in Ireland that we do not believe, as of the acquisition date, is more-likely-than-not to be realizable. As a result, we recorded a $2,129 million valuation allowance in the preliminary purchase price allocation. The net deferred tax liabilities, assets and valuation allowance are based upon certain assumptions underlying our preliminary purchase price allocation. Upon finalization of the purchase price allocation, additional adjustments to the amount of our net deferred taxes may be required, provided we are within the measurement period.
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

Infrastructure software. We provide a portfolio of software solutions that enables customers to plan, develop, deliver, automate, manage and secure applications across mainframe, distributed, edge, mobile and hybrid cloud platforms. Our portfolio of infrastructure and security software is designed to modernize, optimize, and secure the most complex hybrid environments, enabling scalability, agility, automation, insights, resiliency and security. We also offer mission critical FC SAN products and related software.
Our CODM assesses the performance of each segment and allocates resources to each segment based on net revenue and operating results and does not evaluate each segment using discrete asset information. Operating results by segment include items that are directly attributable to each segment and also include shared expenses such as marketing, general and administrative activities, facilities and information technology expenses. Shared expenses are primarily allocated based on revenue and headcount.
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
Depreciation expense directly attributable to each reportable segment is included in the operating results of each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue for any of the periods presented. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Annual Report on Form 10-K for fiscal year 2023.

	Fiscal Quarter Ended
	February 4, 2024	January 29, 2023

	(In millions)
Net revenue:
Semiconductor solutions	$7,390	$7,107
Infrastructure software	4,571	1,808
Total net revenue	$11,961	$8,915

Operating income:
Semiconductor solutions	$4,116	$4,123
Infrastructure software	2,715	1,307
Unallocated expenses	(4,748)	(1,327)
Total operating income	$2,083	$4,103

11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of February 4, 2024:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments

	(In millions)
2024 (remainder)	$223	$234
2025	155	300
2026	23	295
2027	7	229
2028	7	183
Thereafter	—	349
Total	$415	$1,590
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
Other Contractual Commitments. Represent amounts payable pursuant to agreements related to information technology and other service agreements.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits as of February 4, 2024, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,220 million of unrecognized tax benefits and accrued interest and penalties as of February 4, 2024 have been excluded from the table above.
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
Lawsuits Relating to VMware Backlog
On March 31, 2020, a securities class action lawsuit was filed against VMware and certain former officers of VMware in the United States District Court for the Northern District of California (the “California Court”). On September 18, 2020, the plaintiffs filed a consolidated amended complaint alleging that VMware’s statements about backlog and the related internal controls during the period from August 2018 through February 2020 were materially misleading. The defendants filed a motion to dismiss, which was granted with leave to amend on September 10, 2021. On October 8, 2021, the plaintiffs filed their Second Amended Consolidated Complaint based on the same alleged disclosure deficiencies. The defendants’ motion to dismiss the Second Amended Consolidated Complaint was filed on November 5, 2021. On April 2, 2023, the California Court denied the defendants’ motion to dismiss finding that the plaintiffs had adequately stated claims under Sections 10 and 20A of the Securities Exchange Act of 1934. We cannot reasonably estimate the ultimate outcome and believe a potential loss is not probable and the range of loss is not reasonably estimable. We intend to vigorously defend against this matter.
Other Matters
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
12. Restructuring and Other Charges
In connection with the VMware Merger, we initiated restructuring activities to integrate the acquired business, align our workforce and improve efficiencies in our operations. We recognized $712 million of restructuring charges primarily related to employee termination costs during the fiscal quarter ended February 4, 2024. We expect these restructuring activities to be substantially completed by the end of fiscal year 2025. These charges were recognized primarily in operating expenses in continuing operations.
The following table summarizes the significant activities within, and components of, the restructuring liabilities during the fiscal quarter ended February 4, 2024:

	Employee Termination Costs	Lease and Impairment Costs	Total

	(In millions)
Balance as of October 29, 2023	$2	$—	$2
Restructuring charges (a)(b)	673	39	712
Utilization	(280)	(39)	(319)
Balance as of February 4, 2024	$395	$—	$395
_______________
(a) Lease and impairment costs included the write-down of $19 million lease-related assets and $20 million of asset impairments and other costs.
(b) Does not include $17 million of restructuring charges related to discontinued operations, which was included in income from discontinued operations, net of income taxes in our condensed consolidated statements of operations.
13. Subsequent Events
Cash Dividends Declared
On March 6, 2024, our Board of Directors declared a quarterly cash dividend of $5.25 per share on our common stock, payable on March 29, 2024 to stockholders of record on March 21, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 29, 2023 (“fiscal year 2023”) included in our Annual Report on Form 10-K for fiscal year 2023 (“2023 Annual Report on Form 10-K”). References to “Broadcom,” “we,” “our,” and “us” are to Broadcom Inc. and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies and objectives of management for future operations; and statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property (“IP”) rights. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, undue reliance should not be placed on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
Overview
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation in the semiconductor industry and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, deliver, automate, manage and secure applications across mainframe, distributed, edge, mobile and hybrid cloud platforms. Our portfolio of industry-leading infrastructure and security software is designed to modernize, optimize, and secure the most complex hybrid environments, enabling scalability, agility, automation, insights, resiliency and security. We also offer mission critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products.
We have two reportable segments: semiconductor solutions and infrastructure software. Our semiconductor solutions segment includes all of our product lines and IP licensing. Our infrastructure software segment includes our application development and delivery, application networking and security, mainframe, distributed, software-defined edge, hybrid cloud and cyber security solutions, and our FC SAN business.
Our fiscal quarter ended February 4, 2024 contained 14 weeks compared to 13 weeks in the fiscal quarter ended January 29, 2023. The additional week resulted in higher net revenue, gross margin dollars, research and development expense, and selling general and administrative expense for the fiscal quarter ended February 4, 2024, compared to the corresponding prior year fiscal period.
Quarterly Highlights
Highlights during the fiscal quarter ended February 4, 2024 include the following:
•On November 22, 2023, we completed the acquisition of VMware, Inc. (“VMware”), for approximately $30.8 billion in cash and 54.4 million shares of Broadcom common stock with a fair value of $53.4 billion.
•We entered an $11,195 million unsecured term A-2 facility, an $11,195 million unsecured term A-3 facility and an $8,000 million unsecured term A-5 facility, collectively referred to as the “2023 Term Loans”. See Note 7. “Borrowings” in Part I, Item 1 of this Form 10-Q for more details.

•We generated $4,815 million of cash from operations.
•We paid $2,435 million in cash dividends.
•We repurchased $7,176 million of common stock.
Acquisition of VMware
On November 22, 2023, we acquired VMware in a cash-and-stock transaction (the “VMware Merger”). The VMware stockholders received approximately $30,788 million in cash and 54.4 million shares of Broadcom common stock with a fair value of $53,398 million. In addition, we assumed all outstanding VMware restricted stock unit (“RSU”) awards and performance stock unit awards held by continuing employees. The assumed awards were converted into RSU awards for shares of Broadcom common stock. All outstanding RSU awards held by non-employee directors and in-the-money VMware stock options were accelerated and converted into the right to receive cash and shares of Broadcom common stock, in equal parts.
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
There were no significant changes in our critical accounting estimates during the fiscal quarter ended February 4, 2024 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter Ended February 4, 2024 Compared to Fiscal Quarter Ended January 29, 2023
The following table sets forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	February 4, 2024	January 29, 2023	February 4, 2024	January 29, 2023

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$7,412	$7,082	62%	79%
Subscriptions and services	4,549	1,833	38	21
Total net revenue	11,961	8,915	100	100
Cost of revenue:
Cost of products sold	2,160	2,225	18	25
Cost of subscriptions and services	954	149	8	2
Amortization of acquisition-related intangible assets	1,380	535	11	6
Restructuring charges	92	2	1	—
Total cost of revenue	4,586	2,911	38	33
Gross margin	7,375	6,004	62	67
Research and development	2,308	1,195	19	13
Selling, general and administrative	1,572	348	13	4
Amortization of acquisition-related intangible assets	792	348	7	4
Restructuring and other charges	620	10	5	—
Total operating expenses	5,292	1,901	44	21
Operating income	$2,083	$4,103	18%	46%
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to WT Microelectronics Co., Ltd., a distributor, accounted for 27% and 22% of our net revenue for the fiscal quarters ended February 4, 2024 and January 29, 2023, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 40% and 35% of our net revenue for the fiscal quarters ended February 4, 2024 and January 29, 2023, respectively. We believe aggregate sales to Apple Inc., through all channels, accounted for approximately 17% and 20% of our net revenue for the fiscal quarters ended February 4, 2024 and January 29, 2023, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended
Net Revenue by Segment	February 4, 2024	January 29, 2023	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$7,390	$7,107	$283	4%
Infrastructure software	4,571	1,808	2,763	153%
Total net revenue	$11,961	$8,915	$3,046	34%

	Fiscal Quarter Ended
Net Revenue by Segment	February 4, 2024	January 29, 2023

	(As a percentage of net revenue)
Semiconductor solutions	62%	80%
Infrastructure software	38	20
Total net revenue	100%	100%
Net revenue from our semiconductor solutions segment increased in the fiscal quarter ended February 4, 2024 compared to the prior year fiscal period due to strong product demand for networking products, partially offset by lower demand for our server storage and broadband products. Net revenue from our infrastructure software segment increased in the fiscal quarter ended February 4, 2024 compared to the prior year fiscal period primarily due to contributions from VMware.
Gross Margin
Gross margin was $7,375 million for the fiscal quarter ended February 4, 2024 compared to $6,004 million for the fiscal quarter ended January 29, 2023. The $1,371 million increase was primarily due to contributions from VMware, partially offset by higher amortization of acquisition-related intangible assets from the VMware Merger.
As a percentage of net revenue, gross margin was 62% and 67% of net revenue for the fiscal quarters ended February 4, 2024 and January 29, 2023, respectively. The 5% decrease was primarily due to higher amortization of acquisition-related intangible assets from the VMware Merger.
Research and Development Expense
Research and development expense increased $1,113 million, or 93%, for the fiscal quarter ended February 4, 2024, compared to the prior year fiscal period. The increase was primarily due to higher stock-based compensation expense as a result of RSUs assumed in connection with the VMware Merger and annual employee equity awards granted in March 2023 at higher grant-date fair values, as well as higher compensation due to an increase in headcount from the VMware Merger.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $1,224 million, or 352% for the fiscal quarter ended February 4, 2024, compared to the prior year fiscal period. The increase was primarily due to higher stock-based compensation expense as a result of RSUs assumed in connection with the VMware Merger, higher acquisition-related costs, as well as higher compensation due to an increase in headcount from the VMware Merger.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses increased $444 million, or 128%, for the fiscal quarter ended February 4, 2024 compared to the prior year fiscal period primarily due to higher amortization of customer-related intangible assets from the VMware Merger.
Restructuring and Other Charges
Restructuring and other charges recognized in operating expenses was $620 million for the fiscal quarter ended February 4, 2024 primarily due to employee termination costs associated with the VMware Merger. We expect to incur additional restructuring and other charges in future periods as a result of the VMware Merger.

Stock-Based Compensation Expense
Total stock-based compensation expense was $1,572 million and $391 million for the fiscal quarters ended February 4, 2024 and January 29, 2023, respectively. The increase was primarily due to equity awards assumed in connection with the VMware Merger and annual employee equity awards granted in March 2023 at higher grant-date fair values. Stock-based compensation expense for the fiscal quarter ended February 4, 2024 also included a one-time impact from aligning the vesting dates of certain assumed awards with our RSU vesting dates, as well as accelerated vesting of certain assumed equity awards held by employees terminated in connection with the VMware Merger.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of February 4, 2024. The remaining weighted-average service period was 3.3 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2024 (remainder)	$3,467
2025	3,682
2026	2,857
2027	1,900
2028	226
Total	$12,132
Segment Operating Results

	Fiscal Quarter Ended
Operating Income by Segment	February 4, 2024	January 29, 2023	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$4,116	$4,123	$(7)	—%
Infrastructure software	2,715	1,307	1,408	108%
Unallocated expenses	(4,748)	(1,327)	(3,421)	258%
Total operating income	$2,083	$4,103	$(2,020)	(49)%
Operating income from our semiconductor solutions segment was relatively flat for the quarter ended February 4, 2024 compared to the prior year fiscal period. Higher compensation expense as a result of an additional week in the current year fiscal quarter and lower gross margins driven by product mix were offset by higher revenue from networking products. Higher operating income from our infrastructure software segment in the fiscal quarter ended February 4, 2024 compared to the prior year fiscal period was primarily due to contributions from VMware.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring and other charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 258% for the fiscal quarter ended February 4, 2024 compared to the prior year fiscal period primarily due to higher amortization of acquisition-related intangible assets, stock-based compensation expense, and restructuring and other charges. These increases were primarily due to the VMware Merger. The increase in stock based compensation expense was also due to annual employee equity awards granted in March 2023 at higher grant-date fair values.
Non-Operating Income and Expenses
Interest expense. Interest expense was $926 million and $406 million for the fiscal quarters ended February 4, 2024 and January 29, 2023, respectively. The increase was primarily due to interest on debt incurred for the VMware Merger.
Other income, net. Other income, net includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $185 million and $143 million for the fiscal quarters ended February 4, 2024 and January 29, 2023, respectively. The increase was primarily due to higher interest income as a result of higher interest rates on a higher invested balance.

Provision for income taxes. The provision for income taxes was $68 million and $66 million for the fiscal quarters ended February 4, 2024 and January 29, 2023, respectively. In the fiscal quarter ended February 4, 2024, lower uncertain tax benefits recognized were offset by lower income from continuing operations before income taxes and higher excess tax benefits from stock-based awards compared to the fiscal quarter ended January 29, 2023, and a valuation allowance release.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of February 4, 2024 consisted of: (i) $11,864 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility. In addition, we may also generate cash from the sale of assets and debt or equity financings from time to time. In February 2024, we signed a definitive agreement to sell VMware’s end-user computing business for approximately $3.8 billion, before working capital adjustments and estimated selling costs. The sale is expected to close in calendar year 2024, subject to customary closing conditions, including regulatory approvals.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $78,521 million of outstanding indebtedness and (vi) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. We expect capital expenditures to be higher in fiscal year 2024 as compared to fiscal year 2023. Our debt and liquidity needs increased as a result of completing the VMware Merger. We funded the cash portion of the consideration with net proceeds from the $30,390 million 2023 Term Loans, as well as cash on hand. We also assumed $8,250 million of VMware’s outstanding senior unsecured notes. On March 5, 2024, we made a partial repayment of $2.0 billion on our 2023 Term Loans.
We believe that our cash and cash equivalents on hand, cash flows from operations and our revolving credit facility will provide sufficient liquidity to operate our business and fund our current and assumed obligations for at least the next 12 months. For additional information regarding our cash requirement from contractual obligations and indebtedness, see Note 11. “Commitments and Contingencies” and Note 7. “Borrowings” in Part I, Item 1 of this Form 10-Q.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction, or evaluation of potential transactions, could require significant use of our cash and cash equivalents, or require us to increase our borrowings to fund such transactions. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances, we may seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service our senior unsecured notes, the 2023 Term Loans and any other indebtedness we may incur will depend on our ability to generate cash in the future. We may also elect to sell additional debt or equity securities for reasons other than those specified above.
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
Working Capital
On November 22, 2023, we completed the VMware Merger. The following table presents the changes in selected balance sheet captions other than assets acquired and liabilities assumed from the VMware Merger during the fiscal quarter ended February 4, 2024.

	Balances at October 29, 2023	Balances acquired and assumed from VMware on November 22, 2023	Balances at February 4, 2024	Non-VMware acquisition increase (decrease)

	(In millions)
Cash and cash equivalents	$14,189	$6,642	$11,864	$(8,967)
Trade accounts receivable, net	$3,154	$3,571	$4,969	$(1,756)
Assets held-for-sale	$—	$5,959	$5,934	$(25)
Other current assets	$1,606	$540	$2,505	$359
Employee compensation and benefits	$935	$848	$1,128	$(655)
Current portion of long-term debt	$1,608	$1,264	$2,433	$(439)
Liabilities held-for-sale	$—	$2,581	$2,436	$(145)
Other current liabilities	$3,652	$10,732	$12,876	$(1,508)
•Cash and cash equivalents decreased primarily due to $32,058 million paid for the VMware Merger, $7,176 million of common stock repurchases, $2,435 million of dividend payments and $1,114 million of employee withholding tax payments related to net settled equity awards, offset in part by $29,076 million in net proceeds from borrowings and $4,815 million in net cash provided by operating activities.
•Trade accounts receivable, net decreased primarily due to strong collections.
•Other current assets increased primarily due to higher prepaid income taxes.
•Employee compensation and benefits decreased primarily due to the timing of annual employee bonus plan payments.
•Current portion of long-term debt decreased due to $934 million of repayments, offset in part by $495 million becoming due within the next twelve months.
•Liabilities held-for-sale decreased due to software revenue recognized in discontinued operations.
•Other current liabilities decreased as software revenue recognized resulted in lower contract liabilities, offset in part by an increase in liabilities related to restructuring activities associated with the VMware Merger.
Capital Returns

	Fiscal Quarter Ended
Cash Dividends Declared and Paid	February 4, 2024	January 29, 2023

	(In millions, except per share data)
Dividends per share to common stockholders	$5.25	$4.60
Dividends to common stockholders	$2,435	$1,926
During the fiscal quarters ended February 4, 2024 and January 29, 2023, we repurchased and retired approximately 7 million and 2 million shares of our common stock for $7,176 million and $1,188 million, respectively. All $20 billion of the authorized amount under our stock repurchase programs was utilized prior to expiration on December 31, 2023.
During the fiscal quarters ended February 4, 2024 and January 29, 2023, we paid approximately $1,114 million and $333 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlements during each of the fiscal quarters ended February 4, 2024 and January 29, 2023.

Cash Flows

	Fiscal Quarter Ended
	February 4, 2024	January 29, 2023

	(In millions)
Net cash provided by operating activities	$4,815	$4,036
Net cash used in investing activities	(25,477)	(103)
Net cash provided by (used in) financing activities	18,337	(3,702)
Net change in cash and cash equivalents	$(2,325)	$231
Operating Activities
Cash flows from operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $779 million increase in cash provided by operations during the fiscal quarter ended February 4, 2024 compared to the prior year fiscal period was primarily due to contributions from VMware. The $2,449 million decrease in net income was largely driven by $2,930 million of higher non-cash adjustments including amortization of intangible assets and stock-based compensation.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions, capital expenditures and proceeds and payments related to investments. The $25,374 million increase in cash used in investing activities during the fiscal quarter ended February 4, 2024 compared to the prior year fiscal period was primarily due to $25,416 million cash paid in connection with the VMware Merger, net of cash acquired.
Financing Activities
Cash flows from financing activities primarily consisted of proceeds and payments related to our long-term borrowings, stock repurchases, dividend payments and employee withholding tax payments related to net settled equity awards. The $22,039 million increase in cash flows from financing activities during the fiscal quarter ended February 4, 2024 compared to the prior year fiscal period was primarily due to $30,010 million of net proceeds from the 2023 Term Loans, offset in part by a $5,988 million increase in stock repurchases, a $781 million increase in employee withholding tax payments related to net settled equity awards, a $674 million increase in payments of debt obligations and a $509 million increase in dividend payments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risks from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2023 Annual Report on Form 10-K, except as disclosed below.
Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding fixed rate senior notes. As of February 4, 2024 and October 29, 2023, we had $48.1 billion and $40.8 billion in principal amount of fixed rate senior notes outstanding, and the estimated aggregate fair value of these senior notes was $43.2 billion and $33.2 billion, respectively. As of February 4, 2024 and October 29, 2023, a hypothetical 50 basis point increase or decrease in market interest rates would change the fair value of our fixed rate senior notes, by a decrease or increase of approximately $1.6 billion and $1.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on our fixed rate senior notes outstanding.
As of February 4, 2024, we had $30.4 billion of outstanding term loans, which are subject to floating interest rates. A hypothetical 1% change in the interest rate would increase or decrease the interest expense on the 2023 Term Loans for the next 12 months by approximately $307 million. The carrying value of the 2023 Term Loans approximates their fair value as the underlying interest rates are tied to the Secured Overnight Financing Rate. We had no floating rate debt outstanding as of October 29, 2023.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of February 4, 2024. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of February 4, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(b) Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating the VMware operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.

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

•An impairment of the confidentiality, integrity, or availability of our information technology systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business.
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
Our business is subject to various governmental regulations and compliance with these regulations may cause us to incur significant expense. If we fail to maintain compliance with applicable regulations, we may be forced to cease the manufacture and distribution of certain products, and we could be subject to administrative proceedings and civil or criminal penalties.
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
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits of the VMware Merger within our anticipated timeframe or at all and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. The successful integration of the VMware business will require significant management attention and may divert the attention of management from our business and operational issues.
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 51% of our net revenue in the fiscal quarter ended February 4, 2024 and are subject to a number of risks, including:
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
We have historically depended on a small number of end customers, original equipment manufacturers (“ OEMs”), their respective contract manufacturers (“CMs”) and certain distributors for a majority of our business and revenue. For the fiscal quarter ended February 4, 2024, sales to distributors accounted for 51% of our net revenue. We believe aggregate sales, through all channels, to Apple and our top five end customers, accounted for approximately 17% and 40%, respectively, of our net revenue for the fiscal quarter ended February 4, 2024. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material adverse developments experienced by our significant customers.
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
TSMC, one of our CMs, manufactured approximately 95% of the wafers manufactured by our CMs during the fiscal quarter ended February 4, 2024. We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.
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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, GaAs and InP wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During the fiscal quarter ended February 4, 2024, we purchased approximately two-thirds of our manufacturing materials from five materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints, inflation, or other factors, any of which could lead to interruption of supply or increased demand in the industry. For example, macroeconomic and geopolitical conditions, as well as the COVID-19 pandemic, caused some supply constraints and increases in prices, including with respect to wafers and substrates. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. Any such supply constraints could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
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
Our semiconductor business is dependent on us winning competitive bid selection processes, known as “design wins.” These selection processes are typically lengthy and can require us to dedicate significant development expenditures and scarce engineering resources in pursuit of a single customer opportunity. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This can result in lost revenue and can weaken our position in future selection processes.
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
Many of our software products and services are based on data center virtualization, application modernization and related hybrid-cloud technologies used to manage distributed computing architectures, which form the foundation for hybrid-cloud computing. We expect to increase product development and marketing and sales efforts toward products and services that enable businesses to modernize applications and efficiently implement their hybrid-cloud services. These cloud and software as a service initiatives present new and difficult technological, operational and compliance challenges. We expect significant investments will be required to develop or acquire solutions to address those challenges. Current and future customers may not perceive benefits and cost savings associated with adopting our hybrid-cloud and application platform solutions or we may fail to realize returns on our investments in new initiatives, which could harm our results of operations.
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
A successful cyber-attack involving our products could cause customers and potential customers to believe our services are ineffective or unreliable and result in, among other things, the loss of customers, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations and give rise to significant costs, including costs related to developing solutions or indemnification obligations under our agreements. Any such event could adversely impact our revenue and results of operations. See also “An impairment of the confidentiality, integrity, or availability of our IT systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business.”
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
Our operations are currently structured to benefit from the various tax incentives extended to us in various jurisdictions to encourage investment or employment. For example, absent our principal tax incentives from the Singapore Economic Development Board, which is scheduled to expire in 2030, the corporate income tax rate that would apply to our Singapore taxable income would be 17%. We also have a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028. Each tax incentive and tax holiday is subject to our compliance with various operating and other conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. In addition, we may be required, or elect, to modify our operational structure and tax strategy in order to keep an incentive, which could result in a decrease in the benefits of the incentive. Our tax incentives could also be adversely impacted if the global minimum tax provisions (Pillar Two) are adopted in a country in which we have an existing tax incentive. Our tax incentives and tax holiday, before taking into consideration U.S. foreign tax credits, decreased the provision for income taxes by approximately $2,104 million in the aggregate and increased diluted net income per share by $4.93 for fiscal year 2023.
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
As a result of the VMware Merger, we are subject to tax audits in various jurisdictions for the Dell consolidated group, of which VMware was a member beginning in Dell’s fiscal year 2017 until November 2021. While VMware is no longer a member of the Dell consolidated group, it is still subject to audit for the periods in which it was member of the Dell consolidated group. While we believe VMware’s positions are reasonable, the final determination of tax audits could be materially different from our income tax provisions and accruals. Further, pursuant to a tax agreement between VMware and Dell, in the event VMware becomes subject to audits as a member of Dell’s consolidated group, Dell has authority to control the audit and represent Dell and our interests, which could limit our ability to affect the outcome of such audits.

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
As of February 4, 2024, the aggregate indebtedness under our senior notes was $78,521 million. During the fiscal quarter ended February 4, 2024, we borrowed $30,390 million in 2023 Term Loans to finance the VMware Merger, and we assumed $8,250 million of VMware’s outstanding senior unsecured notes.
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
As of December 31, 2023, we believe 10 of our 20 largest holders of common stock were active institutional investors who held 20% of our outstanding shares of common stock in the aggregate. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
The following table presents details of our various repurchases during the fiscal quarter ended February 4, 2024, pursuant to our previously authorized stock repurchase programs. The authorization expired on December 31, 2023. All $20 billion of the authorized amount under these stock repurchase programs was utilized prior to expiration.

Period	Total Number of Shares Purchased(a)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan

	(In millions, except per share data)
October 30, 2023 - November 26, 2023	0.3	$885.44	0.3	$6,912
November 27, 2023 - December 31, 2023	6.4	$1,078.30	6.4	$—
January 1, 2024 - February 4, 2024	—	$—	—	$—
Total	6.7	$1,069.72	6.7
_________________________________
(a) We also paid approximately $1,114 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $1,091.65 per share. These shares may be deemed to be “issuer purchases” of shares and are not included in this table.
Repurchases under our stock repurchase programs were effected through a variety of methods, including open market or privately negotiated purchases. The timing and amount of shares repurchased were dependent on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities and other factors. We were not obligated to repurchase any specific amount of shares of common stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
Henry Samueli, Ph.D., our Chairman of the Board, has voting and dispositive power over the shares held by D95GT, LLC. Dr. Samueli disclaims beneficial ownership of the shares held by D95GT, LLC, except to the extent of his pecuniary interest. Dr. Samueli does not have a pecuniary interest in the shares held by the Samueli Foundation, but the Samueli Foundation may be deemed an affiliate of Dr. Samueli. On January 10, 2024, D95GT, LLC and the Samueli Foundation, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (the “Trading Plan”). Pursuant to the Trading Plan, (i) D95GT, LLC will gift up to $105,976,000 in shares of Broadcom common stock (the “Donated Shares”) to the Samueli Foundation between April 15, 2024 and December 30, 2024 and (ii) the Samueli Foundation will subsequently sell the Donated Shares between April 16, 2024 and December 31, 2024, subject to the volume and price limitations set forth in the Trading Plan. The Trading Plan will expire on December 31, 2024, subject to early termination for certain specified events set forth in the Trading Plan.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of May 26, 2022, by and among Broadcom Inc., VMware, Inc., Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC.	Broadcom Inc. Current Report on Form 8-K	001-38449	2.1	05-26-2022
3.1	Amended and Restated Certificate of Incorporation.	Broadcom Inc. Current Report on Form 8-K12B	001-38449	3.1	04-04-2018
3.2	Amended and Restated Bylaws.	Broadcom Inc. Current Report on Form 8-K12B	001-38449	3.2	04-04-2018
4.1	Form of Common Stock Certificate.	Broadcom Inc. Quarterly Report on Form 10-Q	001-38449	4.1	06-14-2018
4.2	Description of Common Stock.	Broadcom Inc. Annual Report on Form 10-K	001-38449	4.3	12-20-2019
4.3	Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	01-20-2017
4.4	Supplement Indenture to the January 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-09-2018
4.5	Second Supplement Indenture to the January 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-25-2019
4.6	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.3).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	01-20-2017
4.7	Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.3).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	01-20-2017
4.8	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	10-17-2017
4.9	Supplemental Indenture to October 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.2	04-09-2018
4.10	Second Supplemental Indenture to October 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.2	01-25-2019
4.11	Form of 3.125% Senior Notes due 2025 (included in Exhibit 4.8).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	10-17-2017
4.12	Form of 3.500% Senior Notes due 2028 (included in Exhibit 4.8).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	10-17-2017
4.13	Indenture, dated as of April 5, 2019, by and among the Company, as Issuer, Broadcom Technologies Inc., Broadcom Corporation and Broadcom Cayman Finance Limited, and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-05-2019
4.14	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.13).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-05-2019
4.15	Form of 4.750% Senior Notes due 2029 (included in Exhibit 4.13).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-05-2019
4.16	Indenture, dated as of April 9, 2020, by and among the Company, as Issuer, Broadcom Technologies Inc. and Broadcom Corporation (the “2020 Guarantors”), and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-09-2020
4.17	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.16).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-09-2020
4.18	Indenture, dated as of May 8, 2020, by and among the Company, as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.19	Form of 2.250% Senior Notes due 2023 (included in Exhibit 4.18).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.20	Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.18).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.21	Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.18).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.22	Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.18).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.23	Indenture, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-21-2020
4.24	Form of 3.459% Senior Notes due 2026 (included in Exhibit 4.23).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-21-2020
4.25	Form of 4.110% Senior Notes due 2028 (included in Exhibit 4.23).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-21-2020
4.26	Indenture, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.27	Form of 1.950% Senior Notes due 2028 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.28	Form of 2.450% Senior Notes due 2031 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.29	Form of 2.600% Senior Notes due 2033 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.30	Form of 3.500% Senior Notes due 2041 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.31	Form of 3.750% Senior Notes due 2051 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.32	Registration Rights Agreement, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., and Truist Securities, Inc., as representatives of the several initial purchasers of the January 2021 senior notes.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.7	01-19-2021
4.33	Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	03-31-2021
4.34	Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.33).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	03-31-2021
4.35	Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.33).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	03-31-2021
4.36	Registration Rights Agreement, dated as of March 31, 2021, by and among the Company and BofA Securities, Inc. and HSBC Securities (USA) Inc., as dealer-managers in connection with the March 2021 exchange offer.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.4	03-31-2021
4.37	Indenture, dated as of September 30, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	09-30-2021
4.38	Form of 3.137% Senior Notes due 2035 (included in Exhibit 4.37).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	09-30-2021
4.39	Form of 3.187% Senior Notes due 2036 (included in Exhibit 4.37).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	09-30-2021
4.40	Registration Rights Agreement, dated as of September 30, 2021, by and among the Company and BNP Paribas Securities Corp., J.P. Morgan Securities LLC and TD Securities (USA) LLC, as dealer-mangers in connection with the September 2021 exchange offer.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.4	09-30-2021
4.41	Indenture, dated April 14, 2022, between the Company and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-15-2022
4.42	Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.41).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-15-2022
4.43	Form of 4.15% Senior Notes due 2032 (included in Exhibit 4.41).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-15-2022
4.44	Registration Rights Agreement, dated as of April 14, 2022, between the Company and BofA Securities, Inc., HSBC Securities (USA) Inc., and RBC Capital Markets, LLC, as representatives of the several initial purchasers of the April 2022 senior notes.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.4	04-15-2022
4.45	Indenture, dated April 18, 2022, between the Company and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-18-2022
4.46	Form of 4.926% Senior Notes due 2037 (included in Exhibit 4.45).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-18-2022
4.47	Registration Rights Agreement, dated April 18, 2022, between the Company and Barclays Capital Inc., BBVA Securities Inc., BNP Paribas Securities Corp. and J.P. Morgan Securities LLC, as dealer-managers in connection with the April 2022 exchange offer.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.3	04-18-2022
10.1+	VMware, Inc. Amended and Restated 2007 Equity and Incentive Plan.	Broadcom Inc. Registration Statement on Form S-8	333-275702	99.1	11-22-2023
10.2+	Broadcom Inc. 2023 Inducement Plan.	Broadcom Inc. Registration Statement on Form S-8	333-276053	99.1	12-14-2023
10.3+	Form of Restricted Stock Unit Agreement under Broadcom Inc. 2023 Inducement Plan.	Broadcom Inc. Registration Statement on Form S-8	333-276053	99.2	12-14-2023
10.4+	Form of Performance Stock Unit Agreement under Broadcom Inc. 2023 Inducement Plan.	Broadcom Inc. Registration Statement on Form S-8	333-276053	99.3	12-14-2023
10.5
First Amendment to Credit Agreement, dated as of December 1, 2023, amending the Credit Agreement, dated as of August 15, 2023, among Broadcom, the lenders and other parties thereto, and Bank of America, N.A., as Administrative Agent.
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
Date: March 14, 2024