Form 10-Q
period 2024-05-05
Broadcom Inc.
filed 2024-06-13
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2024
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

As of May 31, 2024, there were 465,488,374 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 5, 2024

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	May 5, 2024	October 29, 2023

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$9,809	$14,189
Trade accounts receivable, net	5,500	3,154
Inventory	1,842	1,898
Other current assets	8,151	1,606
Total current assets	25,302	20,847
Long-term assets:
Property, plant and equipment, net	2,668	2,154
Goodwill	97,873	43,653
Intangible assets, net	45,407	3,867
Other long-term assets	3,961	2,340
Total assets	$175,211	$72,861
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,441	$1,210
Employee compensation and benefits	1,385	935
Current portion of long-term debt	2,426	1,608
Other current liabilities	14,919	3,652
Total current liabilities	20,171	7,405
Long-term liabilities:
Long-term debt	71,590	37,621
Other long-term liabilities	13,489	3,847
Total liabilities	105,250	48,873
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 2,900 shares authorized; 465 and 414 shares issued and outstanding as of May 5, 2024 and October 29, 2023, respectively	—	—
Additional paid-in capital	69,754	21,099
Retained earnings	—	2,682
Accumulated other comprehensive income	207	207
Total stockholders’ equity	69,961	23,988
Total liabilities and equity	$175,211	$72,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2024	April 30, 2023	May 5, 2024	April 30, 2023

	(In millions, except per share data)
Net revenue:
Products	$7,192	$6,741	$14,604	$13,823
Subscriptions and services	5,295	1,992	9,844	3,825
Total net revenue	12,487	8,733	24,448	17,648
Cost of revenue:
Cost of products sold	2,429	2,019	4,589	4,244
Cost of subscriptions and services	713	158	1,667	307
Amortization of acquisition-related intangible assets	1,516	441	2,896	976
Restructuring charges	53	—	145	2
Total cost of revenue	4,711	2,618	9,297	5,529
Gross margin	7,776	6,115	15,151	12,119
Research and development	2,415	1,312	4,723	2,507
Selling, general and administrative	1,277	438	2,849	786
Amortization of acquisition-related intangible assets	827	348	1,619	696
Restructuring and other charges	292	9	912	19
Total operating expenses	4,811	2,107	10,103	4,008
Operating income	2,965	4,008	5,048	8,111
Interest expense	(1,047)	(405)	(1,973)	(811)
Other income, net	87	113	272	256
Income from continuing operations before income taxes	2,005	3,716	3,347	7,556
Provision for (benefit from) income taxes	(116)	235	(48)	301
Income from continuing operations	2,121	3,481	3,395	7,255
Income from discontinued operations, net of income taxes	—	—	51	—
Net income	$2,121	$3,481	$3,446	$7,255

Basic income per share:
Income per share from continuing operations	$4.56	$8.39	$7.41	$17.40
Income per share from discontinued operations	—	—	0.11	—
Net income per share	$4.56	$8.39	$7.52	$17.40

Diluted income per share:
Income per share from continuing operations	$4.42	$8.15	$7.18	$16.95
Income per share from discontinued operations	—	—	0.11	—
Net income per share	$4.42	$8.15	$7.29	$16.95

Weighted-average shares used in per share calculations:
Basic	465	415	458	417
Diluted	480	427	473	428
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2024	April 30, 2023	May 5, 2024	April 30, 2023

	(In millions)
Net income	$2,121	$3,481	$3,446	$7,255
Other comprehensive loss, net of tax:
Change in unrealized loss on derivative instruments	—	(2)	—	(128)
Other comprehensive loss, net of tax	—	(2)	—	(128)
Comprehensive income	$2,121	$3,479	$3,446	$7,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Two Fiscal Quarters Ended
	May 5, 2024	April 30, 2023

	(In millions)
Cash flows from operating activities:
Net income	$3,446	$7,255
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	4,587	1,715
Depreciation	288	256
Stock-based compensation	3,039	904
Deferred taxes and other non-cash taxes	(805)	(889)
Non-cash interest expense	221	65
Other	130	(18)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	1,243	(91)
Inventory	68	39
Accounts payable	(167)	(194)
Employee compensation and benefits	(409)	(566)
Other current assets and current liabilities	(2,568)	405
Other long-term assets and long-term liabilities	322	(343)
Net cash provided by operating activities	9,395	8,538
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(25,976)	—
Purchases of property, plant and equipment	(254)	(225)
Purchases of investments	(72)	(197)
Sales of investments	131	—
Other	(12)	1
Net cash used in investing activities	(26,183)	(421)
Cash flows from financing activities:
Proceeds from long-term borrowings	30,010	—
Payments on debt obligations	(2,934)	(260)
Payments of dividends	(4,878)	(3,840)
Repurchases of common stock - repurchase program	(7,176)	(3,994)
Shares repurchased for tax withholdings on vesting of equity awards	(2,662)	(947)
Issuance of common stock	64	63
Other	(16)	(2)
Net cash provided by (used in) financing activities	12,408	(8,980)
Net change in cash and cash equivalents	(4,380)	(863)
Cash and cash equivalents at beginning of period	14,189	12,416
Cash and cash equivalents at end of period	$9,809	$11,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Two Fiscal Quarters Ended May 5, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of October 29, 2023	414	$—	$21,099	$2,682	$207	$23,988
Net income	—	—	—	1,325	—	1,325
Issuance of common stock upon the acquisition of VMware, Inc.	54	—	53,421	—	—	53,421
Fair value of partially vested equity awards assumed in connection with the acquisition of VMware, Inc.	—	—	749	—	—	749
Dividends to common stockholders	—	—	—	(2,435)	—	(2,435)
Common stock issued	3	—	—	—	—	—
Stock-based compensation	—	—	1,582	—	—	1,582
Repurchases of common stock	(7)	—	(5,655)	(1,572)	—	(7,227)
Shares repurchased for tax withholdings on vesting of equity awards	(1)	—	(1,119)	—	—	(1,119)
Balance as of February 4, 2024	463	—	70,077	—	207	70,284
Net income	—	—	—	2,121	—	2,121
Dividends to common stockholders	—	—	(322)	(2,121)	—	(2,443)
Common stock issued	3	—	64	—	—	64
Stock-based compensation	—	—	1,457	—	—	1,457
Shares repurchased for tax withholdings on vesting of equity awards	(1)	—	(1,548)	—	—	(1,548)
Other	—	—	26	—	—	26
Balance as of May 5, 2024	465	$—	$69,754	$—	$207	$69,961

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
Broadcom Inc. (“Broadcom”), a Delaware corporation, is a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation in the semiconductor industry and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, deliver, automate, manage and secure applications across mainframe, distributed, edge, mobile, and private and hybrid cloud platforms. Our portfolio of infrastructure and security software is designed to modernize, optimize, and secure the most complex private and hybrid cloud environments, enabling scalability, agility, automation, insights, resiliency and security. We also offer mission critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our,” and “us” mean Broadcom and its consolidated subsidiaries. We have two reportable segments: semiconductor solutions and infrastructure software.
On November 22, 2023, we completed the acquisition of VMware, Inc. (“VMware”) in a cash-and-stock transaction (the “VMware Merger”). The VMware stockholders received approximately $30,788 million in cash and 54.4 million shares of Broadcom common stock with a fair value of $53,398 million. VMware was a leading provider of multi-cloud services for all applications, enabling digital innovation with enterprise control. We acquired VMware to enhance our infrastructure software capabilities. The results of operations of VMware are included in the unaudited condensed consolidated financial statements commencing on November 22, 2023. See Note 3. “Acquisitions” for additional information.
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
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The October 29, 2023 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2023 as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. The operating results for the fiscal quarter ended May 5, 2024 are not necessarily indicative of the results that may be expected for fiscal year 2024, or for any other future period.
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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended May 5, 2024
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$473	$6,267	$452	$7,192
Subscriptions and services	3,401	487	1,407	5,295
Total	$3,874	$6,754	$1,859	$12,487

	Fiscal Quarter Ended April 30, 2023
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$780	$5,458	$503	$6,741
Subscriptions and services	1,454	126	412	1,992
Total	$2,234	$5,584	$915	$8,733

	Two Fiscal Quarters Ended May 5, 2024
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,181	$12,458	$965	$14,604
Subscriptions and services	5,778	993	3,073	9,844
Total	$6,959	$13,451	$4,038	$24,448

	Two Fiscal Quarters Ended April 30, 2023
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,389	$11,395	$1,039	$13,823
Subscriptions and services	2,684	326	815	3,825
Total	$4,073	$11,721	$1,854	$17,648
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose net revenue by region based primarily on the geographic shipment location or delivery location specified by our distributors, original equipment manufacturer customers, contract manufacturers, channel partners, or software customers.

Contract Balances
Contract assets and contract liabilities balances were as follows:

	May 5, 2024	October 29, 2023

	(In millions)
Contract Assets	$2,430	$955

Contract Liabilities	$16,702	$2,786
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. Contract assets and contract liabilities as of May 5, 2024 included the impact of VMware balances acquired on November 22, 2023. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. As of May 5, 2024, approximately 50% of contract liabilities related to contracts subject to termination for convenience provisions. The amount of revenue recognized during the two fiscal quarters ended May 5, 2024 that was included in the contract liabilities balance as of October 29, 2023 was $1,965 million. The amount of revenue recognized during the two fiscal quarters ended April 30, 2023 that was included in the contract liabilities balance as of October 30, 2022 was $2,287 million.
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
Certain multi-year customer contracts contain firmly committed amounts and the remaining performance obligations under these contracts as of May 5, 2024 were approximately $22.9 billion. We expect approximately 49% of this amount to be recognized as revenue over the next 12 months. For contracts with termination for convenience rights, our customers generally do not exercise those rights. In addition, the majority of our contracts have a duration of one year or less. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
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

The following table presents our preliminary allocation of the total purchase price, net of cash acquired, updated as of May 5, 2024:

Estimated Fair Value
(In millions)
Trade accounts receivable	$3,571
Inventory	15
Assets held-for-sale	5,206
Other current assets	757
Property, plant and equipment	531
Goodwill	54,206
Intangible assets	45,572
Other long-term assets	1,064
Total assets acquired	110,922
Accounts payable	(359)
Employee compensation and benefits	(848)
Current portion of long-term debt	(1,264)
Liabilities held-for-sale	(1,901)
Other current liabilities	(11,041)
Long-term debt	(6,254)
Other long-term liabilities	(9,607)
Total liabilities assumed	(31,274)
Fair value of net assets acquired	$79,648
Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the VMware business. The synergies include certain cost savings, operating efficiencies and other strategic benefits projected to be achieved as a result of the VMware Merger. Goodwill is not deductible for tax purposes.
Assets and liabilities held-for-sale primarily included VMware’s end-user computing (“EUC”) business and certain other assets and liabilities, which were not aligned with our strategic objectives. We do not expect to have significant continuing involvement after disposal and have presented the results in discontinued operations. In February 2024, we signed a definitive agreement to sell EUC for approximately $3.8 billion, before working capital adjustments and estimated selling costs. The sale is expected to close in calendar year 2024, subject to customary closing conditions.
Our results of continuing operations included $2,674 million and $4,776 million of net revenue attributable to VMware for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively. It is impracticable to determine the effect on net income attributable to VMware as we have integrated a substantial portion of VMware into our ongoing operations. Transaction costs related to the VMware Merger of $20 million and $240 million, respectively, were primarily included in selling, general and administrative expense for the fiscal quarter and two fiscal quarters ended May 5, 2024.

Intangible Assets

	Fair Value	Weighted-Average Amortization Periods
	(In millions)	(In years)
Developed technology	$24,156	8
Customer contracts and related relationships	15,239	8
Trade name	1,205	14
Off-market component of customer contracts	242	2
Total identified finite-lived intangible assets	40,842
In-process research and development	4,730	N/A
Total identified intangible assets	$45,572
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
The following table presents the details of IPR&D by category as of the date of the VMware Merger:

Description	IPR&D	Percentage of Completion	Estimated Cost to Complete	Expected Release Date (By Fiscal Year)

	(Dollars in millions)
VMware cloud foundation July 2024 releases	$790	67%	$38	2024
VMware cloud foundation March 2025 releases	$2,900	58%	$185	2025
VMware cloud foundation July 2025 releases	$750	43%	$65	2025
VMware cloud foundation networking and security virtualization	$265	21%	$59	2024
Application networking and security	$25	21%	$47	2024
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

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2024	April 30, 2023	May 5, 2024	April 30, 2023

	(In millions)
Pro forma net revenue	$12,507	$11,665	$25,030	$23,889
Pro forma net income	$2,261	$1,796	$3,876	$3,849
Acquisition of Seagate’s SoC Operations
On April 23, 2024, we acquired certain assets related to the design, development, and manufacture of System-on-Chip (“SoC”) operations of Seagate Technology Holdings plc for $600 million. We acquired these assets to strengthen our portfolio of SoC products.
The following table presents our preliminary allocation of the total purchase price. Goodwill is allocated to the semiconductor solutions segment and is deductible for tax purposes.

Estimated Fair Value
(In millions)
Intangible assets	$570
Goodwill	14
Other assets	16
Total assets acquired	$600
Intangible Assets

	Fair Value	Weighted-Average Amortization Periods
	(In millions)	(In years)
Customer contracts and related relationships	$410	11
Developed technology	90	11
Total identified finite-lived intangible assets	500
In-process research and development	70	N/A
Total identified intangible assets	$570
Customer contracts and related relationships represent the fair value of future projected revenue that will be derived from sales of SoC controller products for hard disk drive applications. Customer contracts and related relationships were valued using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the customer contracts and related relationships less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the useful lives of other intangible assets and the length of time remaining on the acquired contracts.
Developed technology relates to SoC controller products for hard disk drive applications. We valued the developed technology using the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue under the developed technology. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
The fair value of IPR&D was determined using the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue from the IPR&D.

4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $1,382 million and $1,470 million of time deposits and $1,438 million and $1,650 million of money-market funds as of May 5, 2024 and October 29, 2023, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $1,250 million and $2,500 million during the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively, and $900 million and $1,925 million during the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively.
Inventory

	May 5, 2024	October 29, 2023

	(In millions)
Finished goods	$569	$676
Work-in-process	866	901
Raw materials	407	321
Total inventory	$1,842	$1,898
Assets and Liabilities Held-for-Sale
In connection with the VMware Merger, we classified VMware’s EUC business and certain other assets and liabilities, which were not aligned with our strategic objectives, as assets and liabilities held-for-sale. The carrying value of these assets and liabilities as of May 5, 2024 represented the fair value determined in the preliminary purchase price allocation of the VMware Merger, adjusted for operating activities since the date of the VMware Merger. As of May 5, 2024, the carrying values of these assets, net of liabilities, approximated the expected selling prices.

	May 5, 2024
	EUC	Other	Total

	(In millions)
Assets held-for-sale:
Goodwill	$2,268	$—	$2,268
Intangible assets, net	2,545	—	2,545
Other assets	57	351	408
Total assets held-for-sale	$4,870	$351	$5,221

Liabilities held-for-sale:	$1,581	$176	$1,757

Discontinued Operations
We have presented the operating results of these assets and liabilities held-for-sale in discontinued operations as follows:

	Fiscal Quarter Ended May 5, 2024	Two Fiscal Quarters Ended May 5, 2024

	(In millions)
Net revenue	$329	$680

Income from discontinued operations before income taxes	$11	$69
Provision for income taxes	(11)	(18)
Income from discontinued operations, net of income taxes	$—	$51
Other Current Assets

	May 5, 2024	October 29, 2023

	(In millions)
Assets held-for-sale	$5,221	$—
Prepaid expenses	1,742	743
Other	1,188	863
Total other current assets	$8,151	$1,606
Other Current Liabilities

	May 5, 2024	October 29, 2023

	(In millions)
Contract liabilities	$10,519	$2,487
Liabilities held-for-sale	1,757	—
Tax liabilities	1,127	473
Interest payable	450	380
Other	1,066	312
Total other current liabilities	$14,919	$3,652
Other Long-Term Liabilities

	May 5, 2024	October 29, 2023

	(In millions)
Unrecognized tax benefits	$3,209	$2,792
Contract liabilities	6,183	299
Deferred tax liabilities	2,219	99
Other	1,878	657
Total other long-term liabilities	$13,489	$3,847
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2024	April 30, 2023	May 5, 2024	April 30, 2023

	(In millions)
Cash paid for interest	$946	$397	$1,696	$758
Cash paid for income taxes	$834	$891	$1,738	$1,164

5. Goodwill and Intangible Assets
Goodwill

	Semiconductor Solutions	Infrastructure Software	Total

	(In millions)
Balance as of October 29, 2023	$26,001	$17,652	$43,653
Acquisition of VMware	—	54,206	54,206
Acquisition of Seagate’s SoC operations	14	—	14
Balance as of May 5, 2024	$26,015	$71,858	$97,873
Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of May 5, 2024:
Purchased technology	$37,193	$(13,616)	$23,577
Customer contracts and related relationships	22,950	(7,397)	15,553
Trade names	1,854	(445)	1,409
Other	177	(109)	68
Intangible assets subject to amortization	62,174	(21,567)	40,607
In-process research and development	4,800	—	4,800
Total	$66,974	$(21,567)	$45,407

As of October 29, 2023:
Purchased technology	$12,938	$(10,723)	$2,215
Customer contracts and related relationships	7,059	(5,753)	1,306
Trade names	649	(388)	261
Other	177	(102)	75
Intangible assets subject to amortization	20,823	(16,966)	3,857
In-process research and development	10	—	10
Total	$20,833	$(16,966)	$3,867
Based on the amount of intangible assets subject to amortization as of May 5, 2024, the expected amortization expense was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2024 (remainder)	$4,728
2025	7,604
2026	7,035
2027	6,065
2028	5,051
Thereafter	10,124
Total	$40,607

The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	May 5, 2024

(In years)
Purchased technology	7
Customer contracts and related relationships	7
Trade names	13
Other	7
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
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2024	April 30, 2023	May 5, 2024	April 30, 2023

	(In millions, except per share data)
Numerator:
Income from continuing operations	$2,121	$3,481	$3,395	$7,255
Income from discontinued operations, net of income taxes	—	—	51	—
Net income	$2,121	$3,481	$3,446	$7,255

Denominator:
Weighted-average shares outstanding - basic	465	415	458	417
Dilutive effect of equity awards	15	12	15	11
Weighted-average shares outstanding - diluted	480	427	473	428

Basic income per share:
Income per share from continuing operations	$4.56	$8.39	$7.41	$17.40
Income per share from discontinued operations	—	—	0.11	—
Net income per share	$4.56	$8.39	$7.52	$17.40

Diluted income per share:
Income per share from continuing operations	$4.42	$8.15	$7.18	$16.95
Income per share from discontinued operations	—	—	0.11	—
Net income per share	$4.42	$8.15	$7.29	$16.95

7. Borrowings

	Effective Interest Rate	May 5, 2024	October 29, 2023

	(Dollars in millions)
2023 Term Loans - floating rate
SOFR plus 1.125% term loan due November 2025	7.10%	$9,195	$—
SOFR plus 1.250% term loan due November 2026	7.01%	11,195	—
SOFR plus 1.625% term loan due November 2028	7.21%	8,000	—
		28,390	—
April 2022 Senior Notes - fixed rate
4.000% notes due April 2029	4.17%	750	750
4.150% notes due April 2032	4.30%	1,200	1,200
4.926% notes due May 2037	5.33%	2,500	2,500
		4,450	4,450
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%	3,250	3,250
3.187% notes due November 2036	4.79%	2,750	2,750
		6,000	6,000
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	1,118	1,118
		1,870	1,870
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	—	105
3.150% notes due November 2025	3.29%	900	900
4.150% notes due November 2030	4.27%	1,856	1,856
4.300% notes due November 2032	4.39%	2,000	2,000
		4,756	4,861
April 2020 Senior Notes - fixed rate
5.000% notes due April 2030	5.18%	606	606

April 2019 Senior Notes - fixed rate
3.625% notes due October 2024	3.98%	622	622
4.750% notes due April 2029	4.95%	1,655	1,655
		2,277	2,277

	Effective Interest Rate	May 5, 2024	October 29, 2023

	(Dollars in millions)
2017 Senior Notes - fixed rate
3.625% notes due January 2024	3.74%	—	829
3.125% notes due January 2025	3.23%	495	495
3.875% notes due January 2027	4.02%	2,922	2,922
3.500% notes due January 2028	3.60%	777	777
		4,194	5,023
Assumed VMware Senior Notes - fixed rate
1.000% notes due August 2024	5.80%	1,250	—
4.500% notes due May 2025	5.81%	750	—
1.400% notes due August 2026	5.60%	1,500	—
4.650% notes due May 2027	5.60%	500	—
3.900% notes due August 2027	5.50%	1,250	—
1.800% notes due August 2028	5.44%	750	—
4.700% notes due May 2030	5.75%	750	—
2.200% notes due August 2031	5.74%	1,500	—
		8,250	—
Assumed CA Senior Notes - fixed rate
4.700% notes due March 2027	5.15%	215	215

Other senior notes - fixed rate
3.500% notes due August 2024	3.55%	7	7
4.500% notes due August 2034	4.55%	6	6
		13	13

Total principal amount outstanding		$76,521	$40,815

Current portion of principal amount outstanding		$2,374	$1,563
Short-term finance lease liabilities		52	45
Total current portion of long-term debt		$2,426	$1,608

Non-current portion of principal amount outstanding		$74,147	$39,252
Long-term finance lease liabilities		21	4
Unamortized discount and issuance costs		(2,578)	(1,635)
Total long-term debt		$71,590	$37,621
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

During the fiscal quarter ended May 5, 2024, we made a repayment of $2.0 billion on our Term A-2 Loan.
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
2021 Credit Agreement
In January 2021, we entered into a credit agreement (the “2021 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under our revolving credit facility for revolving loans. Subject to the terms of the 2021 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the 2021 Credit Agreement. We had no borrowings outstanding under our revolving credit facility at either May 5, 2024 or October 29, 2023.
Commercial Paper
In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under our revolving credit facility. We had no Commercial Paper outstanding at either May 5, 2024 or October 29, 2023.
Fair Value of Debt
As of May 5, 2024, the estimated aggregate fair value of debt was $70,754 million. The fair value of our senior notes was determined using quoted prices from less active markets. The carrying value of the 2023 Term Loans approximates its fair value as the 2023 Term Loans are carried at a market observable interest rate that resets periodically. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of May 5, 2024 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2024 (remainder)	$1,879
2025	1,245
2026	12,347
2027	16,082
2028	3,395
Thereafter	41,573
Total	$76,521
As of May 5, 2024 and October 29, 2023, we were in compliance with all debt covenants.

8. Stockholders’ Equity
Cash Dividends Declared and Paid

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2024	April 30, 2023	May 5, 2024	April 30, 2023

	(In millions, except per share data)
Dividends per share to common stockholders	$5.25	$4.60	$10.50	$9.20
Dividends to common stockholders	$2,443	$1,914	$4,878	$3,840
Stock Repurchase Programs
We repurchased and retired approximately 7 million shares of our common stock for $7,176 million during the fiscal quarter ended February 4, 2024 which completed all $20 billion under our previously authorized stock repurchase programs prior to expiration on December 31, 2023. During the fiscal quarter and two fiscal quarters ended April 30, 2023, we repurchased and retired approximately 5 million and 7 million shares of our common stock for $2,806 million and $3,994 million, respectively.
VMware, Inc. Amended and Restated 2007 Equity and Incentive Plan
In connection with the VMware Merger, we assumed the VMware, Inc. Amended and Restated 2007 Equity and Incentive Plan (the “2007 Plan”) and outstanding unvested RSU awards and PSU awards originally granted by VMware under the 2007 Plan that were held by continuing employees. These assumed awards were converted into approximately 5 million Broadcom RSU awards and will vest in accordance with their original terms, generally over 4 years. Under the 2007 Plan, we may grant stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant, restricted stock, RSUs, and other stock-based or cash-based awards to employees. Equity awards granted under the 2007 Plan following the VMware Merger are expected to be on similar terms and consistent with similar grants made pursuant to our Amended and Restated Broadcom Inc. 2012 Stock Incentive Plan. Awards cancelled or forfeited and shares withheld to satisfy tax withholding obligations become available for future issuance. As of May 5, 2024, 5 million shares remained available for issuance under the 2007 Plan.
Stock-Based Compensation Expense

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2024	April 30, 2023	May 5, 2024	April 30, 2023

	(In millions)
Cost of products sold	$28	$22	$56	$38
Cost of subscriptions and services	142	28	275	49
Research and development	881	354	1,744	621
Selling, general and administrative	352	109	900	196
Total stock-based compensation expense (a)	$1,403	$513	$2,975	$904
_______________
(a) Does not include $66 million and $136 million of stock-based compensation during the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively, which was included in income from discontinued operations, net of income taxes in our condensed consolidated statements of operations.
For the fiscal quarter and two fiscal quarters ended May 5, 2024, stock-based compensation expense included $387 million and $1,097 million, respectively, related to equity awards assumed in connection with the VMware Merger. For the two fiscal quarters ended May 5, 2024, stock-based compensation expense related to equity awards assumed included a one-time impact from aligning the vesting dates of equity awards assumed with our RSU vesting dates, as well as expenses related to accelerated vesting of certain equity awards held by employees terminated in connection with the VMware Merger.
As of May 5, 2024, the total unrecognized compensation cost related to unvested stock-based awards was $13,811 million, which is expected to be recognized over the remaining weighted-average service period of 3.3 years.

Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of October 29, 2023	22	$389.21
Assumed in VMware Merger	5	$968.52
Granted	7	$1,121.01
Vested	(6)	$473.17
Forfeited	(1)	$801.25
Balance as of May 5, 2024	27	$654.06
The aggregate fair value of time- and market-based RSUs that vested during the two fiscal quarters ended May 5, 2024 was $7,127 million, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
9. Income Taxes
The benefit from income taxes was $116 million and $48 million for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively. The benefit from income taxes was primarily due to excess tax benefits from stock-based awards and a shift in the jurisdictional mix of income and expense, partially offset by income tax expense on operations.
The provision for income taxes was $235 million and $301 million for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively. The provision for income taxes was primarily driven by income before income taxes, partially offset by excess tax benefits from stock-based awards and the recognition of uncertain tax benefits as a result of lapses of statutes of limitations.
As of May 5, 2024, we had $6,178 million of gross unrecognized tax benefits and accrued interest and penalties. It is possible that our existing unrecognized tax benefits may change up to $702 million within the next 12 months as a result of lapses of statutes of limitations for certain audit periods, anticipated closures of audit examinations, and changes in balances related to tax positions to be taken during the current fiscal year.
Subsequent to the close of the fiscal quarter ended May 5, 2024, we completed an intra-group transfer of certain IP rights to the United States through a supply chain realignment. We estimate that we will recognize a discrete tax expense of up to $4.9 billion during the fiscal quarter ending August 4, 2024 from the establishment of a deferred tax liability as a result of the book and tax basis difference on these IP rights. We are continuing to evaluate the impact of the intra-group transfer on our estimated annual effective tax rate and income tax provision.
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

Infrastructure software. We provide a portfolio of software solutions that enables customers to plan, develop, deliver, automate, manage and secure applications across mainframe, distributed, edge, mobile, and private and hybrid cloud platforms. Our portfolio of infrastructure and security software is designed to modernize, optimize, and secure the most complex private and hybrid cloud environments, enabling scalability, agility, automation, insights, resiliency and security. We also offer mission critical FC SAN products and related software.
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

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2024	April 30, 2023	May 5, 2024	April 30, 2023

	(In millions)
Net revenue:
Semiconductor solutions	$7,202	$6,808	$14,592	$13,915
Infrastructure software	5,285	1,925	9,856	3,733
Total net revenue	$12,487	$8,733	$24,448	$17,648

Operating income:
Semiconductor solutions	$3,978	$4,000	$8,094	$8,123
Infrastructure software	3,168	1,412	5,883	2,719
Unallocated expenses	(4,181)	(1,404)	(8,929)	(2,731)
Total operating income	$2,965	$4,008	$5,048	$8,111

11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of May 5, 2024:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments

	(In millions)
2024 (remainder)	$209	$268
2025	186	405
2026	248	407
2027	7	338
2028	7	296
Thereafter	—	1,146
Total	$657	$2,860
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits as of May 5, 2024, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,209 million of unrecognized tax benefits and accrued interest and penalties as of May 5, 2024 have been excluded from the table above.
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
12. Restructuring and Other Charges
In connection with the VMware Merger, we initiated restructuring activities to integrate the acquired business, align our workforce and improve efficiencies in our operations. We recognized $345 million and $1,057 million of restructuring charges primarily related to employee termination costs during the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively. We expect these restructuring activities to be substantially completed by the end of fiscal year 2025. These charges were recognized primarily in operating expenses in continuing operations.
The following table summarizes the significant activities within, and components of, the restructuring liabilities during the two fiscal quarters ended May 5, 2024:

	Employee Termination Costs	Lease and Impairment Costs	Total

	(In millions)
Balance as of October 29, 2023	$2	$—	$2
Restructuring charges (a)(b)	976	81	1,057
Utilization	(773)	(81)	(854)
Balance as of May 5, 2024	$205	$—	$205
_______________
(a) Lease and impairment costs included the write-down of $51 million lease-related assets and $30 million of asset impairments and other costs.
(b) Does not include $27 million of restructuring charges related to discontinued operations, which was included in income from discontinued operations, net of income taxes in our condensed consolidated statements of operations.
13. Subsequent Events
Cash Dividends Declared
On June 11, 2024, our Board of Directors declared a quarterly cash dividend of $5.25 per share on our common stock, payable on June 28, 2024 to stockholders of record on June 24, 2024.

Common Stock Split
On June 12, 2024, we announced a ten-for-one forward stock split of our common stock. The stock split will be effected through the filing of an amendment to our Amended and Restated Certificate of Incorporation. Our stockholders of record after the close of market on July 11, 2024 will receive an additional nine shares of common stock for each share held after the close of market on July 12, 2024. At market open on July 15, 2024, trading is expected to commence on a split-adjusted basis.
The following table reflects basic and diluted weighted average shares and net income per share on an unaudited pro forma basis giving effect to the ten-for-one stock split as if it had been effective for all periods presented:

	Pro Forma (Unaudited)
	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 5, 2024	April 30, 2023	May 5, 2024	April 30, 2023

	(In millions, except per share data)
Numerator:
Income from continuing operations	$2,121	$3,481	$3,395	$7,255
Income from discontinued operations, net of income taxes	—	—	51	—
Net income	$2,121	$3,481	$3,446	$7,255

Denominator:
Weighted-average shares outstanding - basic	4,650	4,150	4,580	4,170
Dilutive effect of equity awards	150	120	150	110
Weighted-average shares outstanding - diluted	4,800	4,270	4,730	4,280

Basic income per share:
Income per share from continuing operations	$0.46	$0.84	$0.74	$1.74
Income per share from discontinued operations	—	—	0.01	—
Net income per share	$0.46	$0.84	$0.75	$1.74

Diluted income per share:
Income per share from continuing operations	$0.44	$0.82	$0.72	$1.70
Income per share from discontinued operations	—	—	0.01	—
Net income per share	$0.44	$0.82	$0.73	$1.70

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
Overview
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We have a history of innovation in the semiconductor industry and offer thousands of products that are used in end products such as enterprise and data center networking, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions enable customers to plan, develop, deliver, automate, manage and secure applications across mainframe, distributed, edge, mobile, and private and hybrid cloud platforms. Our portfolio of industry-leading infrastructure and security software is designed to modernize, optimize, and secure the most complex private and hybrid cloud environments, enabling scalability, agility, automation, insights, resiliency and security. We also offer mission critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products.
We have two reportable segments: semiconductor solutions and infrastructure software. Our semiconductor solutions segment includes all of our product lines and IP licensing. Our infrastructure software segment includes our application development and delivery, application networking and security, mainframe, distributed, software-defined edge, private and hybrid cloud and cyber security solutions, and our FC SAN business.
Our fiscal year ending November 3, 2024 (“fiscal year 2024”), is a 53-week fiscal year, with our first fiscal quarter ended February 4, 2024 containing 14 weeks compared to 13 weeks in the prior year fiscal period. The additional week resulted in higher net revenue, gross margin dollars, research and development expense, and selling general and administrative expense in the first fiscal quarter and first two fiscal quarters of fiscal year 2024, compared to the corresponding prior year fiscal periods.
Quarterly Highlights
Highlights during the fiscal quarter ended May 5, 2024 include the following:
•We generated $4,580 million of cash from operations.
•We paid $2,443 million in cash dividends.
•We repaid $2.0 billion on our unsecured term A-2 facility.

Acquisitions
Acquisition of VMware
On November 22, 2023, we acquired VMware, Inc. (“VMware”) in a cash-and-stock transaction (the “VMware Merger”). The VMware stockholders received approximately $30,788 million in cash and 54.4 million shares of Broadcom common stock with a fair value of $53,398 million. In addition, we assumed all outstanding VMware restricted stock unit (“RSU”) awards and performance stock unit awards held by continuing employees. The assumed awards were converted into RSU awards for shares of Broadcom common stock. All outstanding RSU awards held by non-employee directors and in-the-money VMware stock options were accelerated and converted into the right to receive cash and shares of Broadcom common stock, in equal parts.
Acquisition of Seagate’s SoC Operations
On April 23, 2024, we acquired certain assets related to the design, development, and manufacture of System-on-Chip (“SoC”) operations of Seagate Technology Holdings plc for $600 million. We acquired these assets to strengthen our portfolio of SoC products.
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
There were no significant changes in our critical accounting estimates during the two fiscal quarters ended May 5, 2024 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Annual Report on Form 10-K.

Results of Operations
Fiscal Quarter and Two Fiscal Quarters Ended May 5, 2024 Compared to Fiscal Quarter and Two Fiscal Quarters Ended April 30, 2023
The following table sets forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	May 5, 2024	April 30, 2023	May 5, 2024	April 30, 2023

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$7,192	$6,741	58%	77%
Subscriptions and services	5,295	1,992	42	23
Total net revenue	12,487	8,733	100	100
Cost of revenue:
Cost of products sold	2,429	2,019	19	23
Cost of subscriptions and services	713	158	6	2
Amortization of acquisition-related intangible assets	1,516	441	13	5
Restructuring charges	53	—	—	—
Total cost of revenue	4,711	2,618	38	30
Gross margin	7,776	6,115	62	70
Research and development	2,415	1,312	19	15
Selling, general and administrative	1,277	438	10	5
Amortization of acquisition-related intangible assets	827	348	7	4
Restructuring and other charges	292	9	2	—
Total operating expenses	4,811	2,107	38	24
Operating income	$2,965	$4,008	24%	46%

	Two Fiscal Quarters Ended
	May 5, 2024	April 30, 2023	May 5, 2024	April 30, 2023

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$14,604	$13,823	60%	78%
Subscriptions and services	9,844	3,825	40	22
Total net revenue	24,448	17,648	100	100
Cost of revenue:
Cost of products sold	4,589	4,244	19	24
Cost of subscriptions and services	1,667	307	7	2
Amortization of acquisition-related intangible assets	2,896	976	11	5
Restructuring charges	145	2	1	—
Total cost of revenue	9,297	5,529	38	31
Gross margin	15,151	12,119	62	69
Research and development	4,723	2,507	19	14
Selling, general and administrative	2,849	786	11	5
Amortization of acquisition-related intangible assets	1,619	696	7	4
Restructuring and other charges	912	19	4	—
Total operating expenses	10,103	4,008	41	23
Operating income	$5,048	$8,111	21%	46%
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to one customer, which is a distributor, accounted for 29% and 28% of our net revenue for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively, and 17% and 19% of our net revenue for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 40% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 5, 2024, and approximately 35% of our net revenue for each of the fiscal quarter and two fiscal quarters ended April 30, 2023. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Net Revenue by Segment	May 5, 2024	April 30, 2023	$ Change	% Change	May 5, 2024	April 30, 2023	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$7,202	$6,808	$394	6%	$14,592	$13,915	$677	5%
Infrastructure software	5,285	1,925	3,360	175%	9,856	3,733	6,123	164%
Total net revenue	$12,487	$8,733	$3,754	43%	$24,448	$17,648	$6,800	39%

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
Net Revenue by Segment	May 5, 2024	April 30, 2023	May 5, 2024	April 30, 2023

	(As a percentage of net revenue)
Semiconductor solutions	58%	78%	60%	79%
Infrastructure software	42	22	40	21
Total net revenue	100%	100%	100%	100%
Net revenue from our semiconductor solutions segment increased in the fiscal quarter and two fiscal quarters ended May 5, 2024 compared to the prior year fiscal periods due to strong product demand for our networking products, including products in AI networking, partially offset by lower demand for our broadband and server storage products. Net revenue from our infrastructure software segment increased in the fiscal quarter and two fiscal quarters ended May 5, 2024 compared to the prior year fiscal periods primarily due to contributions from VMware.
Gross Margin
Gross margin was $7,776 million for the fiscal quarter ended May 5, 2024 compared to $6,115 million for the fiscal quarter ended April 30, 2023, and $15,151 million for the two fiscal quarters ended May 5, 2024 compared to $12,119 million for the two fiscal quarters ended April 30, 2023. The increases were primarily due to contributions from VMware, partially offset by higher amortization of acquisition-related intangible assets from the VMware Merger.
As a percentage of net revenue, gross margin was 62% of net revenue for each of the fiscal quarter and two fiscal quarters ended May 5, 2024, and 70% and 69% for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively. The decreases were primarily due to higher amortization of acquisition-related intangible assets from the VMware Merger. In addition, gross margin contributions from our infrastructure software segment were partially offset by less favorable margin within the semiconductor solutions segment driven by product mix.
Research and Development Expense
Research and development expense increased $1,103 million, or 84%, and $2,216 million, or 88%, for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher compensation, including higher stock-based compensation, as a result of an increase in headcount from the VMware Merger. The increases in stock-based compensation expense were also due to annual employee equity awards granted at higher grant-date fair values.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $839 million, or 192%, and $2,063 million, or 262%, for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher compensation, including higher stock-based compensation, as a result of an increase in headcount from the VMware Merger. The increases in stock-based compensation expense were also due to annual employee equity awards granted at higher grant-date fair values.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses increased $479 million, or 138%, and $923 million, or 133%, for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively, compared to the prior year fiscal periods primarily due to higher amortization of customer-related intangible assets from the VMware Merger.

Restructuring and Other Charges
Restructuring and other charges recognized in operating expenses were $292 million and $912 million for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively, primarily due to employee termination costs associated with the VMware Merger. We expect to incur additional restructuring and other charges in future periods as a result of the VMware Merger.
Stock-Based Compensation Expense
Total stock-based compensation expense was $1,403 million and $2,975 million for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively, and $513 million and $904 million for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively. The increases were primarily due to equity awards assumed and granted in connection with the VMware Merger and annual employee equity awards granted at higher grant-date fair values. Stock-based compensation expense for the two fiscal quarters ended May 5, 2024 also included a one-time impact from aligning the vesting dates of certain assumed awards with our RSU vesting dates, as well as accelerated vesting of certain assumed awards held by employees terminated in connection with the VMware Merger.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of May 5, 2024. The remaining weighted-average service period was 3.3 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2024 (remainder)	$2,658
2025	4,476
2026	3,598
2027	2,604
2028	475
Total	$13,811
Segment Operating Results

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Operating Income by Segment	May 5, 2024	April 30, 2023	$ Change	% Change	May 5, 2024	April 30, 2023	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$3,978	$4,000	$(22)	(1)%	$8,094	$8,123	$(29)	—%
Infrastructure software	3,168	1,412	1,756	124%	5,883	2,719	3,164	116%
Unallocated expenses	(4,181)	(1,404)	(2,777)	198%	(8,929)	(2,731)	(6,198)	227%
Total operating income	$2,965	$4,008	$(1,043)	(26)%	$5,048	$8,111	$(3,063)	(38)%
Operating income from our semiconductor solutions segment was relatively flat for the fiscal quarter ended May 5, 2024 compared to the prior year fiscal period. Higher engineering project costs and lower gross margins driven by product mix were partially offset by higher revenue from networking products. Operating income from our semiconductor solutions segment was also relatively flat for the two fiscal quarters ended May 5, 2024 compared to the prior year fiscal period. Higher compensation expense as a result of an additional week in the current year fiscal quarter and lower gross margins driven by product mix were offset by higher revenue from networking products. Higher operating income from our infrastructure software segment in the fiscal quarter and two fiscal quarters ended May 5, 2024 compared to the prior year fiscal periods was primarily due to contributions from VMware.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring and other charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 198% and 227% for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively, compared to the prior year fiscal periods primarily due to higher amortization of acquisition-related intangible assets, stock-based compensation expense and restructuring and other charges. These increases were primarily due to the VMware Merger. The increase in stock-based compensation expense was also due to annual employee equity awards granted at higher grant-date fair values.

Non-Operating Income and Expenses
Interest expense. Interest expense was $1,047 million and $1,973 million for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively, and $405 million and $811 million for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively. The increases were primarily due to interest on debt incurred for the VMware Merger.
Other income, net. Other income, net includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $87 million and $113 million for the fiscal quarters ended May 5, 2024 and April 30, 2023, respectively. The decrease was primarily due to lower interest income as a result of a lower invested balance, partially offset by higher interest rates. Other income, net, was $272 million and $256 million for the two fiscal quarters ended May 5, 2024 and April 30, 2023, respectively. The increase was primarily due to higher interest income as a result of higher interest rates, partially offset by a lower invested balance.
Provision for (benefit from) income taxes. The benefit from income taxes was $116 million and $48 million for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively. The benefit from income taxes was primarily due to excess tax benefits from stock-based awards and a shift in the jurisdictional mix of income and expense, partially offset by income tax expense on operations. The provision for income taxes was $235 million and $301 million for the fiscal quarter and two fiscal quarters ended April 30, 2023, respectively. The provision for income taxes was primarily driven by income before income taxes, partially offset by excess tax benefits from stock-based awards and the recognition of uncertain tax benefits as a result of lapses of statutes of limitations.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of May 5, 2024 consisted of: (i) $9,809 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility. In addition, we may also generate cash from the sale of assets and debt or equity financings from time to time. In February 2024, we signed a definitive agreement to sell VMware’s end-user computing business for approximately $3.8 billion, before working capital adjustments and estimated selling costs. The sale is expected to close in calendar year 2024, subject to customary closing conditions.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $76,521 million of outstanding indebtedness and (vi) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. Our debt and liquidity needs increased in fiscal year 2024 as a result of completing the VMware Merger. We funded the cash portion of the consideration with net proceeds from the issuance of $30,390 million in term loans (the “2023 Term Loans”), as well as cash on hand. We also assumed $8,250 million of VMware’s outstanding senior unsecured notes. During the fiscal quarter ended May 5, 2024, we made a partial repayment of $2.0 billion on our 2023 Term Loans. We also expect capital expenditures to be higher in fiscal year 2024 as compared to fiscal year 2023.
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
In addition, we may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash tenders and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such tenders, exchanges or purchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may also make additional prepayments of the 2023 Term Loans. The amounts involved may be material.
Working Capital
On November 22, 2023, we completed the VMware Merger. The following table presents the changes in selected balance sheet captions other than assets acquired and liabilities assumed from the VMware Merger during the two fiscal quarters ended May 5, 2024.

	Balances at October 29, 2023	Balances Acquired and Assumed from VMware	Balances at May 5, 2024	Non-VMware Acquisition Increase (Decrease)

	(In millions)
Cash and cash equivalents	$14,189	$6,642	$9,809	$(11,022)
Trade accounts receivable, net	$3,154	$3,571	$5,500	$(1,225)
Assets held-for-sale	$—	$5,206	$5,221	$15
Other current assets	$1,606	$757	$2,930	$567
Employee compensation and benefits	$935	$848	$1,385	$(398)
Current portion of long-term debt	$1,608	$1,264	$2,426	$(446)
Liabilities held-for-sale	$—	$1,901	$1,757	$(144)
Other current liabilities	$3,652	$11,041	$13,162	$(1,531)
•Cash and cash equivalents decreased primarily due to $32,058 million paid for the VMware Merger, $7,176 million of common stock repurchases, $4,878 million of dividend payments and $2,662 million of employee withholding tax payments related to net settled equity awards, offset in part by $27,076 million in net proceeds from borrowings and $9,395 million in net cash provided by operating activities.
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
Capital Returns

	Two Fiscal Quarters Ended
Cash Dividends Declared and Paid	May 5, 2024	April 30, 2023

	(In millions, except per share data)
Dividends per share to common stockholders	$10.50	$9.20
Dividends to common stockholders	$4,878	$3,840
During each of the two fiscal quarters ended May 5, 2024 and April 30, 2023, we repurchased and retired approximately 7 million shares of our common stock for $7,176 million and $3,994 million, respectively. All $20 billion under our previously authorized stock repurchase programs was utilized prior to expiration on December 31, 2023.
During the two fiscal quarters ended May 5, 2024 and April 30, 2023, we paid approximately $2,662 million and $947 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 2 million shares of common stock from employees in connection with such net share settlements during each of the two fiscal quarters ended May 5, 2024 and April 30, 2023.

Cash Flows

	Two Fiscal Quarters Ended
	May 5, 2024	April 30, 2023

	(In millions)
Net cash provided by operating activities	$9,395	$8,538
Net cash used in investing activities	(26,183)	(421)
Net cash provided by (used in) financing activities	12,408	(8,980)
Net change in cash and cash equivalents	$(4,380)	$(863)
Operating Activities
Cash flows from operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $857 million increase in cash provided by operations during the two fiscal quarters ended May 5, 2024 compared to the prior year fiscal period was primarily due to contributions from VMware. The $3,809 million decrease in net income was largely driven by $5,427 million of higher non-cash adjustments including amortization of intangible assets and stock-based compensation.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions, capital expenditures and proceeds and payments related to investments. The $25,762 million increase in cash used in investing activities during the two fiscal quarters ended May 5, 2024 compared to the prior year fiscal period was primarily due to $25,976 million cash paid in connection with the VMware Merger and the acquisition of Seagate’s SoC operations, net of cash acquired.
Financing Activities
Cash flows from financing activities primarily consisted of proceeds and payments related to our long-term borrowings, stock repurchases, dividend payments and employee withholding tax payments related to net settled equity awards. The $21,388 million increase in cash flows from financing activities during the two fiscal quarters ended May 5, 2024 compared to the prior year fiscal period was primarily due to $30,010 million of net proceeds from the 2023 Term Loans, partially offset by a $3,182 million increase in stock repurchases, a $2,674 million increase in payments of debt obligations, a $1,715 million increase in employee withholding tax payments related to net settled equity awards and a $1,038 million increase in dividend payments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risks from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2023 Annual Report on Form 10-K, except as disclosed below.
Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding fixed rate senior notes. As of May 5, 2024 and October 29, 2023, we had $48.1 billion and $40.8 billion in principal amount of fixed rate senior notes outstanding, and the estimated aggregate fair value of these senior notes was $42.4 billion and $33.2 billion, respectively. As of May 5, 2024 and October 29, 2023, a hypothetical 50 basis point increase or decrease in market interest rates would change the fair value of our fixed rate senior notes, by a decrease or increase of approximately $1.5 billion and $1.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on our fixed rate senior notes outstanding.
As of May 5, 2024, we had $28.4 billion of outstanding 2023 Term Loans, which are subject to floating interest rates. A hypothetical 1% change in the interest rate would increase or decrease the interest expense on the 2023 Term Loans for the next 12 months by approximately $287 million. The carrying value of the 2023 Term Loans approximates their fair value as the underlying interest rates are tied to the Secured Overnight Financing Rate. We had no floating rate debt outstanding as of October 29, 2023.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of May 5, 2024. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of May 5, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risk Factors Summary
The following is a summary of the material risks that could adversely affect our business, operations and financial results.
Risks Related to Our Business
•Adverse global economic conditions could have a negative effect on us.
•Our business is subject to various governmental regulations and trade restrictions. Compliance with these regulations may cause us to incur significant expense and failure to maintain compliance could adversely affect our business.
•Global political and economic conditions and other factors related to our international operations could adversely affect us.
•The failure to realize the expected benefits from the VMware Merger may adversely affect our business and the value of our common stock.
•We have pursued, and may in the future pursue, acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.
•We are subject to risks associated with our distributors and other channel partners, including product inventory levels and product sell-through.
•We are dependent on senior management and if we are unable to attract and retain qualified personnel, we may not be able to execute our business strategy effectively.

•Cyber security threats or other security breaches, or any other impairment of the confidentiality, integrity or availability of our information technology (“IT”) systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business.
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
•A prolonged disruption of our or our suppliers’ manufacturing facilities, research and development facilities, warehouses or other significant operations could have a material adverse effect on us.
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
•Incompatibility of our software products with operating environments, platforms, or third-party products may adversely affect demand for our products and services.
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
•If we are unable to protect the significant amount of IP we utilize in our business, our business could be adversely affected.
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
•Our income taxes and overall cash tax costs are affected by a number of factors that could have a material, adverse effect on our financial results.
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
•Our stock price may be volatile and your investment could lose value.
•The amount and frequency of our stock repurchases may fluctuate.
•A substantial amount of our stock is held by a small number of large investors.
•There can be no assurance that we will continue to declare cash dividends.
Risks Related to Our Business
Adverse global economic conditions could have a negative effect on our business, results of operations and financial condition and liquidity.
A general slowdown in the global economy or in a particular region or industry, other unfavorable changes in economic conditions, such as inflation, higher interest rates, tightening of the credit markets, recession or slowing growth, or an increase in trade tensions with U.S. trading partners could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast operating results, and may make it more difficult to raise or refinance debt. An escalation of trade tensions between the U.S. and China has resulted in trade restrictions, increased protectionism and increased tariffs that harm our ability to participate in Chinese markets or compete effectively with Chinese companies. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, and possible decoupling of the U.S. and China economies, could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers and consumers to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to such restrictions or tariffs, (iii) lead to the insolvency or consolidation of key suppliers and customers, and (iv) intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.
Our business is subject to various governmental regulations. Compliance with these regulations may cause us to incur significant expense and failure to maintain compliance with applicable regulations could adversely affected our business.
Our business is subject to various domestic and international laws and other legal requirements, including anti-competition and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders. These laws, regulations and orders are complex, may change frequently and with limited notice, and have generally and may continue to become more stringent over time. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. The U.S. government may also add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries, which have had and may continue to have an adverse effect on our ability to sell our products and our revenue. For example, Huawei Technologies Co., Ltd., one of our customers, is subject to certain U.S. export restrictions, which has required us to suspend sales to Huawei until we obtain licenses from the U.S. Department of Commerce. We may be unable to obtain or maintain the necessary licenses to allow us to export products to them. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with China, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products, and adversely affect our business and results of operations. Furthermore, government authorities may take retaliatory actions, impose conditions for the supply of products or require the license or other transfer of IP, which could have a material adverse effect on our business.
Our products and operations are also subject to regulation by U.S. and non-U.S. regulatory agencies, such as the U.S. Federal Trade Commission. From time to time, we may also be involved or required to participate in regulatory investigations or inquiries, such as the ongoing investigation by the Korean Fair Trade Commission into certain of our contracting and business practices, which may evolve into legal or other administrative proceedings. Growing public concern over concentration of economic power in corporations is likely to result in increased anti-competition legislation, regulation, administrative rule making and enforcement activity. Involvement in regulatory investigations or inquiries can be costly, lengthy, complex and time consuming, diverting the attention and energies of our management and technical personnel.
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
•restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments, data privacy regulations, imposition of climate change regulations and trade protection measures, including increasing protectionism, import/export restrictions (including with regards to advanced technologies), import/export duties and quotas, trade sanctions and customs duties and tariffs, all of which have increased in recent years;
•difficulty in obtaining product distribution and support, and transportation delays;
•potential inability to localize software products;
•difficulty in enforcing contracts, collecting accounts receivables and maintaining appropriate financial controls;
•difficulty in conducting due diligence with respect to business partners;
•public health or safety concerns, medical epidemics or pandemics, and other natural- or man-made disasters;
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
As part of our integration of the VMware business, we are focusing on VMware’s core business of creating private and hybrid cloud environments among large enterprises globally and divesting non-core assets. If VMware customers do not accept our business strategy, the investments we have made or may make to implement our strategy may be of no or limited value, we may lose customers, our financial results may be adversely affected and our stock price may suffer.
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
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits of the VMware Merger within our anticipated timeframe or at all and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. The successful integration of the VMware business will require significant management attention and may divert the attention of management from other business and operational issues.
We have pursued, and may in the future pursue, acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.
Our growth strategy includes acquiring or investing in businesses that offer complementary products, services and technologies, or enhancing our market coverage or technological capabilities.
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
•the potential for deficiencies in internal controls of the acquired business, as well as implementing our own management information systems, operating systems and internal controls for the acquired operations;
•our due diligence process may fail to identify significant issues with the acquired business’ products, financial disclosures, accounting practices, legal, tax and other contingencies, compliance with local laws and regulations (and interpretations thereof) in the U.S. and multiple international jurisdictions;
•additional acquisition-related debt, which could increase our leverage and potentially negatively affect our credit ratings resulting in more restrictive borrowing terms or increased borrowing costs, thereby limiting our ability to borrow;

•dilution of stock ownership of existing stockholders;
•difficulties integrating the acquired business or company and in managing and retaining acquired employees, vendors and customers; and
•inaccuracies in our original estimates and assumptions used to assess a transaction, which may result in us not realizing the expected financial or strategic benefits of any such transaction.
In addition, current and future changes to the U.S. and foreign regulatory approval process and requirements related to acquisitions may cause approvals to take longer than anticipated, not be forthcoming or contain burdensome conditions, any of which may prevent the transaction or jeopardize, delay or reduce the anticipated benefits of the transaction, and impede the execution of our business strategy.
From time to time, we have divested or wound down, and may in the future seek to divest or wind down portions of our business, either acquired or otherwise, or we may exit minority investments, any of which could materially affect our cash flows and results of operations. Such dispositions involve risks and uncertainties, including our ability to sell such businesses on terms acceptable to us, or at all, disruption to other parts of our business, potential loss of employees or customers, or exposure to unanticipated liabilities or ongoing obligations to us following any such dispositions. In addition, dispositions may include the transfer of technology and/or the licensing of certain IP rights to third-party purchasers, which could limit our ability to utilize such IP rights or assert these rights against such third-party purchasers or other third parties.
We are subject to risks associated with our distributors and other channel partners, including product inventory levels and product sell-through.
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 50% of our net revenue in the two fiscal quarters ended May 5, 2024 and are subject to a number of risks, including:
•fluctuations in demand based on our distributors’ product inventory levels and end customer demand;
•our distributors and other channel partners are generally not subject to minimum sales requirements or any obligation to market our products to their customers;
•our distributors’ and other channel partners’ agreements are generally nonexclusive and may be terminated at any time without cause;
•our lack of control over the timing of delivery of our products to end customers; and
•our distributors and other channel partners may market and distribute competing products and may place greater emphasis on the sale of these products.
Our dependence on channel partners has increased following the VMware Merger. Failure to maintain good relationships with our distributors and channel partners could adversely impact our business. In addition, we sell our semiconductor products through an increasingly limited number of distributors, which exposes us to additional customer concentration and related credit risks.
We do not always have a direct relationship with the end customers of our products. As a result, our semiconductor products may be used in applications for which they were not necessarily designed or tested and they may not perform as anticipated in such applications. In such event, failure of even a small number of parts could result in significant liabilities to us, damage our reputation and harm our business and results of operations.
Our business would be adversely affected by the departure of existing members of our senior management team.
Our success depends, in large part, on the continued contributions of our senior management team, in particular the services of Hock E. Tan, our President and Chief Executive Officer. Effective succession planning is also important for our long-term success. Failure to ensure effective transfers of knowledge and smooth transitions involving senior management could hinder our strategic planning and execution. None of our senior management is bound by written employment contracts. In addition, we do not currently maintain key person life insurance covering our senior management. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
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
Cyber security threats or other security breaches, or any other impairment of the confidentiality, integrity or availability of our IT systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business.
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
Cyber-attacks are increasing in number and sophistication, are well-financed, in some cases supported by state actors, and are designed to not only attack, but also to evade detection. Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. The emergence and maturation of AI capabilities may also lead to new and/or more sophisticated methods of attack, including fraud that relies upon “deep fake” impersonation technology or other forms of generative automation that may scale up the efficiency or effectiveness of cyber threat activity.
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
Accidental or willful security breaches or other unauthorized access to our information systems or the systems of our service providers and business partners, or the existence of computer viruses or malware (such as ransomware) in our or their data or software have in the past exposed, and could in the future expose, us to a risk of information loss, business disruption, and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees or third parties. Such an event could disrupt our business and result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, significant remediation costs, disruption of key business operations and significant diversion of our resources, as well as fines and other sanctions resulting from any related breaches of data privacy regulations (such as the General Data Protection Regulation), any of which could have a material adverse effect on our business, profitability and financial condition. While we may be entitled to damages if our vendors fail to perform under their agreements with us, any award may be insufficient to cover the actual costs incurred by us and, as a result of a vendor’s failure to perform, we may be unable to collect any damages.
Despite our internal controls and investment in security measures, we have, from time to time, been subject to disruptive cyber-attacks and unauthorized network intrusions and malware on our own IT networks or those of our service providers or business partners. Although no such cyber security incidents have been material to Broadcom, we continue to devote resources to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future. Businesses we acquire have previously increased, and may continue to increase, the scope and complexity of our IT networks, and this has, from time to time, increased our risk exposure to cyber-attacks when there are difficulties integrating diverse legacy systems that support operations for the acquired businesses.
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
U.S. and foreign regulators, as well as customers and service providers, have also increased their focus on cyber security vulnerabilities and risks. Compliance with laws, regulations, and contractual provisions concerning privacy, cyber security, secure technology development, data governance, data protection, confidentiality and IP could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties and may also increase our overall compliance burden. See also “Failure of our software products to manage and security IT infrastructures and environments could have a material adverse effect on our business.”
We operate in the highly cyclical semiconductor industry.
The semiconductor industry is highly cyclical and is characterized by price erosion, wide fluctuations in product supply and demand, constant and rapid technological change, evolving technical standards, frequent new product introductions, and short product life cycles (for semiconductors and for many of the end products in which they are used). From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. The industry previously experienced a significant upturn due to a supply imbalance that resulted in record profitability and increases in average selling prices, which was followed by a down-cycle resulting in diminished demand for end-user products, high inventory levels and periods of inventory adjustment, and elimination of expedite fees. Historically, such down-cycles have also been characterized by under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, which can lead to reduced profitability and a decline in our stock price. The Creating Helpful Incentives to Produce Semiconductors for America Act could also result in an increase in supply leading to excess inventory and a decrease in average selling prices. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, our net revenue may decline and our financial condition and results of operations may suffer.
The majority of our sales have historically come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We have historically depended on a small number of end customers, original equipment manufacturers (“OEMs”), their respective contract manufacturers (“CMs”) and certain distributors for a majority of our business and revenue. For the two fiscal quarters ended May 5, 2024, sales to distributors accounted for 50% of our net revenue. We believe aggregate sales, through all channels, to our top five end customers, accounted for approximately 40% of our net revenue for the two fiscal quarters ended May 5, 2024. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material adverse developments experienced by our significant customers.
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
We depend on our CMs to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields and to deliver those products to us on a timely basis. We do not generally have long-

term capacity commitments with our CMs and substantially all of our manufacturing services are on a purchase order basis with no minimum quantities. Further, our CMs may fail to timely develop or successfully implement new, advanced manufacturing processes, including transitions to smaller geometry process technologies or, from time to time, will cease to, or will become unable to, manufacture a component for us. As lead times to identify, qualify and establish reliable production at acceptable yields with a new CM is typically lengthy, there is often no readily available alternative source and there may be other constraints on our ability to change CMs. In addition, qualifying new CMs is often expensive, and they may not produce products as cost-effectively as our current suppliers.
Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), one of our CMs, manufactured approximately 95% of the wafers manufactured by our CMs during the two fiscal quarters ended May 5, 2024. We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.
If any of the foregoing circumstances occur, we may be unable to meet our customer demand, or to the same extent as our competitors, fail to meet our contractual obligations or forgo revenue opportunities. This could damage our relationships with our customers, result in litigation for alleged failure to meet our obligations, or result in payment of significant damages, and our net revenue could decline, adversely affecting our business, financial condition, results of operations and gross margin.
Further, any substantial disruption in the contract manufacturing services that we utilize, including TSMC’s supply of wafers to us, as a result of a natural disaster, climate change, water shortages, political unrest, military conflicts, geopolitical turmoil, trade tensions, government orders, labor shortages, medical epidemics, economic instability, equipment failure or other cause, could materially harm our business, customer relationships and results of operations.
We purchase a significant amount of the materials used in our products from a limited number of suppliers.
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During the two fiscal quarters ended May 5, 2024, we purchased approximately two-thirds of our manufacturing materials from five materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints, inflation, new regulations or other factors, any of which could lead to interruption of supply or increased demand in the industry. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. Any such supply constraints could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
Failure to adjust our manufacturing and supply chain to accurately meet customer demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, internal fabrication utilization and other resource requirements, based on customer requirements or estimates thereof, which may not be accurate. Many factors could impact our estimates of customers’ demands, including changes in product development cycles, competing technologies and product releases, new or unexpected end-user products, such as demand for AI-related products, and changes in business and economic conditions.
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
Conversely, if actual sales of our products are lower than expected, we may also experience higher inventory carrying and operating costs and product obsolescence. Because certain of our sales, research and development, and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand may also decrease our gross margin and operating income.

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
A prolonged disruption of our or our suppliers’ manufacturing facilities, research and development facilities, warehouses or other significant operations could have a material adverse effect on our business, financial condition and results of operations.
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal fabrication facilities for products utilizing our innovative and proprietary processes. Our Fort Collins and Breinigsville facilities are the sole sources for the FBAR components used in many of our wireless devices and for the indium phosphide-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our CMs and suppliers, are located in California and the Pacific Rim region, which have above average seismic activity and severe weather activity. For example, in April 2024, Taiwan experienced an earthquake, which is where TSMC is located. In addition, a significant majority of our research and development personnel are located in the Czech Republic, India, Israel, and the U.S., with the expertise of the personnel at each such location tending to be focused on one or two specific areas, and our primary warehouse is in Malaysia.
A prolonged disruption at or shut-down of one or more of our manufacturing facilities or warehouses, especially our Colorado, Singapore, Malaysia and Pennsylvania facilities, or those of our CMs or suppliers, due to natural- or man-made disasters or other events outside of our control, such as equipment malfunction or widespread outbreaks of acute illness, or for any other reason, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. To date, such events have not had a material adverse effect on our business. However such an event could disrupt our operations, delay production, shipments and revenue, result in us being unable to timely satisfy customer demand, expose us to claims by our customers, result in significant expense to repair or replace our affected facilities, and, in some instances, could significantly curtail our research and development efforts in a particular product area or target market. As a result, we could forgo revenue opportunities, potentially lose market share, damage our customer relationships and be subject to litigation and additional liabilities, all of which could materially and adversely affect our business. Although we purchase insurance to mitigate certain losses, such insurance often carries a high deductible amount and any uninsured losses could negatively affect our operating results. In addition, even if we were able to promptly resume production of our affected products, if our customers cannot timely resume their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
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
We are often involved in legal proceedings, including cases involving our IP rights and those of others, commercial matters, acquisition-related lawsuits, securities class action lawsuits, employee-related claims and other actions. Litigation or settlement of such actions, regardless of their merit, can be costly, lengthy, complex and time consuming, diverting the attention and energies of our management and technical personnel.
The industries in which we operate are characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and vigorously pursuing, protecting and enforcing IP rights, including actions by patent-holding companies that do not make or sell products. From time to time, third parties assert against us and our customers and distributors their IP rights to technologies that are important to our business.
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
•license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
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
A successful cyber-attack involving our products could cause customers and potential customers to believe our services are ineffective or unreliable and result in, among other things, the loss of customers, unfavorable publicity, damage to our reputation, difficulty in marketing our products, and allegations by our customers that we have not performed our contractual obligations, and give rise to significant costs, including costs related to developing solutions or indemnification obligations under our agreements. Any such event could adversely impact our revenue and results of operations. See also “Cyber security threats or other security breaches, or any other impairment of the confidentiality, integrity or availability of our IT systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business.”
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
Many of our products and services incorporate open source software, the use of which may subject us to certain conditions, including the obligation to offer such products for no cost or to make the proprietary source code of those products publicly available. Open source licenses are generally “as-is” and do not provide warranties, support or assurance of title or controls on origin of the software, which may expose us to potential liability if the software fails to work or has security vulnerabilities, or IP infringement claims.
Although we monitor our use of open source software to avoid subjecting our products to unintended conditions and security vulnerabilities, and exposing us to unacceptable financial risk, such use, under certain circumstances, could materially adversely affect our business, financial condition and operating results and cash flow, including if we are required to take remedial action that may divert resources away from our development efforts. In addition, we may receive inquiries or claims from authors, licensors, distributors or recipients of open source software included in our products regarding our compliance with the conditions of such open source licenses and we may be required to take steps to avoid or remedy an alleged infringement or noncompliance, including modifying or releasing our product code, stopping the distribution of some of our products or paying damages. Open source software may contain undiscovered security vulnerabilities that can cause the loss or publication of proprietary data, which may subject us to additional liability. Further, although we believe that we have complied with our obligations under the licenses for such open source software, there is little legal precedent governing the interpretation of some terms in some of these licenses, which increases the risk that a court could interpret the licenses differently than we do.
Our sales to government customers subject us to uncertainties and governmental regulations, which could have a material adverse effect on our business.
Our contracts signed with the U.S. federal, state and local government and non-U.S. government agencies are generally subject to annual fiscal funding approval and may be renegotiated or terminated at the discretion of the government. Termination, renegotiation or the lack of funding approval for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts and our arrangements with channel partners who may sell directly to government customers are generally subject to requirements that may generally not present in commercial contracts and/or may be complex, as well as audits and investigations. Failure to meet contractual requirements could result in various civil and criminal actions and penalties, and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, which could materially adversely affect our business, financial condition, operating results and cash flow.
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
Some of our competitors have longer operating histories, greater name recognition, a larger installed customer base, larger technical staff, more established relationships with vendors or suppliers, or greater manufacturing, distribution, financial, research and development, technical and marketing resources than us. We also face competition from public cloud providers, numerous smaller companies that specialize in specific aspects of the highly fragmented software industry, open source authors who provide software and IP for free, competitors who offer their products through try-and-buy or freemium models, and customers who develop competing products.
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
Our success depends in part upon protecting our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants. We spend significant resources to monitor and protect our IP rights, including the unauthorized use of our products and usage rates of the software seat licenses and subscriptions that we sell, and even with significant expenditures, we may not be able to protect the IP rights that are valuable to our business. We are unable to predict or assure that:
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
Effective IP protection may be unavailable or more limited in other jurisdictions relative to those protections available in the U.S., and may not be applied for or may be abandoned in one or more relevant jurisdictions. In addition, when patents expire, we lose the protection and competitive advantages they provided to us.
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
We collect, use and store (collectively referred to as “process” in this paragraph) a high volume, variety and velocity of certain personal information in connection with the operation of our business. This creates various levels of privacy risks across different parts of our business, depending on the type of personal information, the jurisdiction in question and the purpose of their processing. The personal information we process is subject to an increasing number of federal, state, local, and foreign laws and regulations regarding privacy and data security, as well as contractual commitments. Privacy legislation and other data protection regulations, enforcement and policy activity in this area are expanding rapidly in many jurisdictions and creating a complex regulatory compliance environment. Sectoral legislation, certification requirements and technical standards applying to certain categories of our customers, such as those in the financial services or public sector, have exacerbated this trend. The cost of complying with and implementing these privacy-related and data governance measures could be significant as they may create additional burdensome security, business processes, or business record or data localization requirements. Concerns about government interference, sovereignty and expanding privacy, cyber security and data governance legislation could adversely affect our customers and our products and services, particularly in cloud computing, artificial intelligence and our own data management practices. The theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims. Any inadvertent failure or perceived failure by us to comply with privacy, data governance or cyber security obligations may result in governmental enforcement actions, litigation, substantial fines and damages, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
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
After the enactment of the U.S. Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), most of our income is taxable in the U.S. with a significant portion taxable under the Global Intangible Low-Taxed Income (“GILTI”) regime. Beginning in fiscal year 2027, the deduction allowable under the GILTI regime will decrease from 50% to 37.5%, which will increase the effective tax rate imposed on our income. The 2017 Tax Reform Act also limits our ability to deduct research and development expenses beginning in fiscal year 2023. These expenses are now capitalized and amortized over 5 years (15 years for foreign expenses), which have and may continue to materially increase our cash tax costs. The U.S. also enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022, which created a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with average book income in excess of $1 billion. This book minimum tax, which first applied to us in fiscal year 2024, has not impacted us thus far and any increase in our effective tax rate or cash tax depends on a number of factors, including any offsets for foreign tax credits or general business credits, or changes in book income following business combinations. The IRA also created an excise tax of 1% of the value of our stock repurchased after December 31, 2022. While the impact of this excise tax has not been material, it could increase materially depending on various factors, including the amount and frequency of our stock repurchases, applicability to business combination transactions, and any permitted reductions or exceptions to the amount subject to the tax. If (i) the U.S. tax rate increases, (ii) the deduction allowable under the GILTI regime is further reduced or eliminated, or (iii) additional limitations are put on our ability to deduct interest expense, our provision for income taxes, net income, and cash flows would be adversely impacted.
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
Our income taxes and overall cash tax costs are affected by a number of factors that could have a material, adverse effect on our financial results.
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
As of May 5, 2024, the aggregate indebtedness under our senior notes was $76,521 million. During the two fiscal quarters ended May 5, 2024, we borrowed $30,390 million in 2023 Term Loans to finance the VMware Merger, and we assumed $8,250 million of VMware’s outstanding senior unsecured notes.
Our substantial indebtedness could have important consequences including:
•increasing our vulnerability to adverse general economic and industry conditions;
•exposing us to interest rate risk as our 2023 Term Loans bear floating interest rates;
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
Our stock price has been, and may in the future be, volatile and your investment could lose value.
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
•broad market and industry fluctuations;
•demand for AI-related products by our customers or perceived by investors;
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
As of March 31, 2024, we believe 9 of our 20 largest holders of common stock were active institutional investors who held 19% of our outstanding shares of common stock in the aggregate. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
There can be no assurance that we will continue to declare cash dividends.
Our Board of Directors has adopted a dividend policy pursuant to which we currently pay a cash dividend on our common stock on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our Board of Directors and our dividend may be discontinued or reduced at any time. Because we are a holding company, our ability to pay cash dividends is also limited by restrictions or limitations on our ability to obtain sufficient funds through dividends from subsidiaries. There can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all. A reduction in our cash dividend payments could have a negative effect on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the fiscal quarter ended May 5, 2024, we paid approximately $1,548 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 1 million shares of common stock from employees in connection with such net share settlement at an average price of $1,239.98 per share. These shares may be deemed to be “issuer purchases” of shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of May 26, 2022, by and among Broadcom Inc., VMware, Inc., Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC.	Broadcom Inc. Current Report on Form 8-K	001-38449	2.1	05-26-2022
3.1	Amended and Restated Certificate of Incorporation.	Broadcom Inc. Current Report on Form 8-K12B	001-38449	3.1	04-04-2018
3.2	Amended and Restated Bylaws.	Broadcom Inc. Current Report on Form 8-K12B	001-38449	3.2	04-04-2018
4.1	Form of Common Stock Certificate.	Broadcom Inc. Quarterly Report on Form 10-Q	001-38449	4.1	06-14-2018
4.2	Description of Common Stock.	Broadcom Inc. Annual Report on Form 10-K	001-38449	4.3	12-20-2019
4.3	Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	01-20-2017
4.4	Supplement Indenture to the January 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-09-2018
4.5	Second Supplement Indenture to the January 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-25-2019
4.6	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.3).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	01-20-2017
4.7	Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.3).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	01-20-2017
4.8	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	10-17-2017
4.9	Supplemental Indenture to October 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.2	04-09-2018
4.10	Second Supplemental Indenture to October 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.2	01-25-2019
4.11	Form of 3.125% Senior Notes due 2025 (included in Exhibit 4.8).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	10-17-2017
4.12	Form of 3.500% Senior Notes due 2028 (included in Exhibit 4.8).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	10-17-2017
4.13	Indenture, dated as of April 5, 2019, by and among the Company, as Issuer, Broadcom Technologies Inc., Broadcom Corporation and Broadcom Cayman Finance Limited, and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-05-2019
4.14	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.13).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-05-2019
4.15	Form of 4.750% Senior Notes due 2029 (included in Exhibit 4.13).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-05-2019
4.16	Indenture, dated as of April 9, 2020, by and among the Company, as Issuer, Broadcom Technologies Inc. and Broadcom Corporation (the “2020 Guarantors”), and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-09-2020
4.17	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.16).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-09-2020
4.18	Indenture, dated as of May 8, 2020, by and among the Company, as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.19	Form of 2.250% Senior Notes due 2023 (included in Exhibit 4.18).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.20	Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.18).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.21	Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.18).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.22	Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.18).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.23	Indenture, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-21-2020
4.24	Form of 3.459% Senior Notes due 2026 (included in Exhibit 4.23).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-21-2020
4.25	Form of 4.110% Senior Notes due 2028 (included in Exhibit 4.23).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-21-2020
4.26	Indenture, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.27	Form of 1.950% Senior Notes due 2028 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.28	Form of 2.450% Senior Notes due 2031 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.29	Form of 2.600% Senior Notes due 2033 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.30	Form of 3.500% Senior Notes due 2041 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.31	Form of 3.750% Senior Notes due 2051 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.32	Registration Rights Agreement, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., and Truist Securities, Inc., as representatives of the several initial purchasers of the January 2021 senior notes.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.7	01-19-2021
4.33	Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	03-31-2021
4.34	Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.33).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	03-31-2021
4.35	Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.33).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	03-31-2021
4.36	Registration Rights Agreement, dated as of March 31, 2021, by and among the Company and BofA Securities, Inc. and HSBC Securities (USA) Inc., as dealer-managers in connection with the March 2021 exchange offer.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.4	03-31-2021
4.37	Indenture, dated as of September 30, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	09-30-2021
4.38	Form of 3.137% Senior Notes due 2035 (included in Exhibit 4.37).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	09-30-2021
4.39	Form of 3.187% Senior Notes due 2036 (included in Exhibit 4.37).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	09-30-2021
4.40	Registration Rights Agreement, dated as of September 30, 2021, by and among the Company and BNP Paribas Securities Corp., J.P. Morgan Securities LLC and TD Securities (USA) LLC, as dealer-mangers in connection with the September 2021 exchange offer.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.4	09-30-2021
4.41	Indenture, dated April 14, 2022, between the Company and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-15-2022
4.42	Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.41).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-15-2022
4.43	Form of 4.15% Senior Notes due 2032 (included in Exhibit 4.41).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-15-2022
4.44	Registration Rights Agreement, dated as of April 14, 2022, between the Company and BofA Securities, Inc., HSBC Securities (USA) Inc., and RBC Capital Markets, LLC, as representatives of the several initial purchasers of the April 2022 senior notes.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.4	04-15-2022
4.45	Indenture, dated April 18, 2022, between the Company and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-18-2022
4.46	Form of 4.926% Senior Notes due 2037 (included in Exhibit 4.45).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-18-2022
4.47	Registration Rights Agreement, dated April 18, 2022, between the Company and Barclays Capital Inc., BBVA Securities Inc., BNP Paribas Securities Corp. and J.P. Morgan Securities LLC, as dealer-managers in connection with the April 2022 exchange offer.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.3	04-18-2022
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Schema Document					X
101.CAL	Inline XBRL Calculation Linkbase Document					X
101.DEF	Inline XBRL Definition Linkbase Document					X
101.LAB	Inline XBRL Labels Linkbase Document					X
101.PRE	Inline XBRL Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Kirsten M. Spears
Kirsten M. Spears
Chief Financial Officer
Date: June 12, 2024