Form 10-Q
period 2024-08-04
Broadcom Inc.
filed 2024-09-11
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2024
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

As of August 30, 2024, there were 4,670,576,083 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 4, 2024

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	August 4, 2024	October 29, 2023

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$9,952	$14,189
Trade accounts receivable, net	4,665	3,154
Inventory	1,894	1,898
Other current assets	3,436	1,606
Total current assets	19,947	20,847
Long-term assets:
Property, plant and equipment, net	2,602	2,154
Goodwill	97,873	43,653
Intangible assets, net	43,034	3,867
Other long-term assets	4,510	2,340
Total assets	$167,966	$72,861
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,757	$1,210
Employee compensation and benefits	1,725	935
Current portion of long-term debt	3,161	1,608
Other current liabilities	12,578	3,652
Total current liabilities	19,221	7,405
Long-term liabilities:
Long-term debt	66,798	37,621
Other long-term liabilities	16,296	3,847
Total liabilities	102,315	48,873
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 29,000 shares authorized; 4,671 and 4,139 shares issued and outstanding as of August 4, 2024 and October 29, 2023, respectively	5	4
Additional paid-in capital	67,313	21,095
Retained earnings (accumulated deficit)	(1,875)	2,682
Accumulated other comprehensive income	208	207
Total stockholders’ equity	65,651	23,988
Total liabilities and equity	$167,966	$72,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023

	(In millions, except per share data)
Net revenue:
Products	$7,439	$6,917	$22,043	$20,740
Subscriptions and services	5,633	1,959	15,477	5,784
Total net revenue	13,072	8,876	37,520	26,524
Cost of revenue:
Cost of products sold	2,434	2,107	7,023	6,351
Cost of subscriptions and services	699	165	2,366	472
Amortization of acquisition-related intangible assets	1,525	439	4,421	1,415
Restructuring charges	58	1	203	3
Total cost of revenue	4,716	2,712	14,013	8,241
Gross margin	8,356	6,164	23,507	18,283
Research and development	2,353	1,358	7,076	3,865
Selling, general and administrative	1,100	388	3,949	1,174
Amortization of acquisition-related intangible assets	812	350	2,431	1,046
Restructuring and other charges	303	212	1,215	231
Total operating expenses	4,568	2,308	14,671	6,316
Operating income	3,788	3,856	8,836	11,967
Interest expense	(1,064)	(406)	(3,037)	(1,217)
Other income, net	82	124	354	380
Income from continuing operations before income taxes	2,806	3,574	6,153	11,130
Provision for income taxes	4,238	271	4,190	572
Income (loss) from continuing operations	(1,432)	3,303	1,963	10,558
Loss from discontinued operations, net of income taxes	(443)	—	(392)	—
Net income (loss)	$(1,875)	$3,303	$1,571	$10,558

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(0.31)	$0.80	$0.43	$2.54
Loss per share from discontinued operations	(0.09)	—	(0.09)	—
Net income (loss) per share	$(0.40)	$0.80	$0.34	$2.54

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.31)	$0.77	$0.41	$2.47
Loss per share from discontinued operations	(0.09)	—	(0.08)	—
Net income (loss) per share	$(0.40)	$0.77	$0.33	$2.47

Weighted-average shares used in per share calculations:
Basic	4,663	4,130	4,606	4,154
Diluted	4,663	4,269	4,762	4,274
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023

	(In millions)
Net income (loss)	$(1,875)	$3,303	$1,571	$10,558
Other comprehensive income, net of tax:
Change in unrealized gain on derivative instruments	—	228	—	100
Change in actuarial loss and prior service costs associated with defined benefit plans	1	—	1	—
Other comprehensive income, net of tax	1	228	1	100
Comprehensive income (loss)	$(1,874)	$3,531	$1,572	$10,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Fiscal Quarters Ended
	August 4, 2024	July 30, 2023

	(In millions)
Cash flows from operating activities:
Net income	$1,571	$10,558
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	6,962	2,525
Depreciation	437	378
Stock-based compensation	4,427	1,533
Deferred taxes and other non-cash taxes	2,833	(1,140)
Loss on debt extinguishment	105	—
Non-cash interest expense	336	98
Other	266	(18)
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	2,078	44
Inventory	16	83
Accounts payable	206	(6)
Employee compensation and benefits	(118)	(382)
Other current assets and current liabilities	(3,913)	66
Other long-term assets and long-term liabilities	(848)	(482)
Net cash provided by operating activities	14,358	13,257
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(25,978)	(17)
Proceeds from sale of business	3,485	—
Purchases of property, plant and equipment	(426)	(347)
Purchases of investments	(145)	(288)
Sales of investments	136	74
Other	(10)	13
Net cash used in investing activities	(22,938)	(565)
Cash flows from financing activities:
Proceeds from long-term borrowings	34,985	—
Payments on debt obligations	(12,136)	(260)
Payments of dividends	(7,330)	(5,741)
Repurchases of common stock - repurchase program	(7,176)	(5,701)
Shares repurchased for tax withholdings on vesting of equity awards	(4,012)	(1,407)
Issuance of common stock	64	63
Other	(52)	(7)
Net cash provided by (used in) financing activities	4,343	(13,053)
Net change in cash and cash equivalents	(4,237)	(361)
Cash and cash equivalents at beginning of period	14,189	12,416
Cash and cash equivalents at end of period	$9,952	$12,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Three Fiscal Quarters Ended August 4, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of October 29, 2023	4,139	$4	$21,095	$2,682	$207	$23,988
Net income	—	—	—	1,325	—	1,325
Issuance of common stock upon the acquisition of VMware, Inc.	544	1	53,420	—	—	53,421
Fair value of partially vested equity awards assumed in connection with the acquisition of VMware, Inc.	—	—	749	—	—	749
Dividends to common stockholders	—	—	—	(2,435)	—	(2,435)
Common stock issued	27	—	—	—	—	—
Stock-based compensation	—	—	1,582	—	—	1,582
Repurchases of common stock	(67)	—	(5,655)	(1,572)	—	(7,227)
Shares repurchased for tax withholdings on vesting of equity awards	(10)	—	(1,119)	—	—	(1,119)
Balance as of February 4, 2024	4,633	5	70,072	—	207	70,284
Net income	—	—	—	2,121	—	2,121
Dividends to common stockholders	—	—	(322)	(2,121)	—	(2,443)
Common stock issued	33	—	64	—	—	64
Stock-based compensation	—	—	1,457	—	—	1,457
Shares repurchased for tax withholdings on vesting of equity awards	(12)	—	(1,548)	—	—	(1,548)
Other	—	—	26	—	—	26
Balance as of May 5, 2024	4,654	5	69,749	—	207	69,961
Net loss	—	—	—	(1,875)	—	(1,875)
Other comprehensive income	—	—	—	—	1	1
Dividends to common stockholders	—	—	(2,452)	—	—	(2,452)
Common stock issued	25	—	—	—	—	—
Stock-based compensation	—	—	1,388	—	—	1,388
Shares repurchased for tax withholdings on vesting of equity awards	(8)	—	(1,399)	—	—	(1,399)
Other	—	—	27	—	—	27
Balance as of August 4, 2024	4,671	$5	$67,313	$(1,875)	$208	$65,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Three Fiscal Quarters Ended July 30, 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of October 30, 2022	4,179	$4	$21,155	$1,604	$(54)	$22,709
Net income	—	—	—	3,774	—	3,774
Other comprehensive loss	—	—	—	—	(126)	(126)
Dividends to common stockholders	—	—	—	(1,926)	—	(1,926)
Common stock issued	18	—	—	—	—	—
Stock-based compensation	—	—	391	—	—	391
Repurchases of common stock	(21)	—	(107)	(1,081)	—	(1,188)
Shares repurchased for tax withholdings on vesting of equity awards	(7)	—	(324)	—	—	(324)
Balance as of January 29, 2023	4,169	4	21,115	2,371	(180)	23,310
Net income	—	—	—	3,481	—	3,481
Other comprehensive loss	—	—	—	—	(2)	(2)
Dividends to common stockholders	—	—	—	(1,914)	—	(1,914)
Common stock issued	28	—	63	—	—	63
Stock-based compensation	—	—	513	—	—	513
Repurchases of common stock	(46)	—	(248)	(2,575)	—	(2,823)
Shares repurchased for tax withholdings on vesting of equity awards	(10)	—	(621)	—	—	(621)
Balance as of April 30, 2023	4,141	4	20,822	1,363	(182)	22,007
Net income	—	—	—	3,303	—	3,303
Other comprehensive income	—	—	—	—	228	228
Dividends to common stockholders	—	—	—	(1,901)	—	(1,901)
Common stock issued	14	—	—	—	—	—
Stock-based compensation	—	—	629	—	—	629
Repurchases of common stock	(23)	—	(127)	(1,587)	—	(1,714)
Shares repurchased for tax withholdings on vesting of equity awards	(4)	—	(473)	—	—	(473)
Balance as of July 30, 2023	4,128	$4	$20,851	$1,178	$46	$22,079

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
On November 22, 2023, we completed the acquisition of VMware, Inc. (“VMware”) in a cash-and-stock transaction (the “VMware Merger”). The VMware stockholders received approximately $30,788 million in cash and 544 million shares of Broadcom common stock (on a split adjusted basis) with a fair value of $53,398 million. VMware was a leading provider of multi-cloud services for all applications, enabling digital innovation with enterprise control. We acquired VMware to enhance our infrastructure software capabilities. The results of operations of VMware are included in the unaudited condensed consolidated financial statements commencing on November 22, 2023. See Note 3. “Acquisitions” for additional information.
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
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The October 29, 2023 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2023 as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. The operating results for the fiscal quarter ended August 4, 2024 are not necessarily indicative of the results that may be expected for fiscal year 2024, or for any other future period.
On July 12, 2024, we completed a ten-for-one forward stock split of our common stock through the filing of an amendment (“Amendment”) to our Amended and Restated Certificate of Incorporation. The Amendment proportionately increased the number of shares of our authorized common stock without changing the par value of $0.001 per share. All share, equity award and per share amounts and related stockholders’ equity balances presented in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the stock split.
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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended August 4, 2024
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$582	$6,411	$446	$7,439
Subscriptions and services	3,409	630	1,594	5,633
Total	$3,991	$7,041	$2,040	$13,072

	Fiscal Quarter Ended July 30, 2023
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$656	$5,773	$488	$6,917
Subscriptions and services	1,433	174	352	1,959
Total	$2,089	$5,947	$840	$8,876

	Three Fiscal Quarters Ended August 4, 2024
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,763	$18,869	$1,411	$22,043
Subscriptions and services	9,187	1,623	4,667	15,477
Total	$10,950	$20,492	$6,078	$37,520

	Three Fiscal Quarters Ended July 30, 2023
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$2,045	$17,168	$1,527	$20,740
Subscriptions and services	4,117	500	1,167	5,784
Total	$6,162	$17,668	$2,694	$26,524
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose net revenue by region based primarily on the geographic shipment location or delivery location specified by our distributors, original equipment manufacturer customers, contract manufacturers, channel partners, or software customers.

Contract Balances
Contract assets and contract liabilities balances were as follows:

	August 4, 2024	October 29, 2023

	(In millions)
Contract Assets	$3,658	$955

Contract Liabilities	$15,548	$2,786
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. Contract assets and contract liabilities as of August 4, 2024 included the impact of VMware balances acquired on November 22, 2023. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. As of August 4, 2024, approximately 50% of contract liabilities related to contracts subject to termination for convenience provisions. The amount of revenue recognized during the three fiscal quarters ended August 4, 2024 that was included in the contract liabilities balance as of October 29, 2023 was $2,280 million. The amount of revenue recognized during the three fiscal quarters ended July 30, 2023 that was included in the contract liabilities balance as of October 30, 2022 was $2,677 million.
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
Certain multi-year customer contracts in our semiconductor solutions and infrastructure software segments contain firmly committed amounts and the remaining performance obligations under these contracts as of August 4, 2024 were approximately $21.2 billion. We expect approximately 44% of this amount to be recognized as revenue over the next 12 months. For contracts with termination for convenience rights, our customers generally do not exercise those rights. In addition, the majority of our contracts have a duration of one year or less. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
3. Acquisitions
Acquisition of VMware, Inc.
On November 22, 2023, we completed the VMware Merger. Pursuant to the Agreement and Plan of Merger, each share of VMware common stock issued and outstanding immediately prior to the VMware Merger was indirectly converted into the right to receive, at the election of the holder of such share of VMware common stock, either $142.50 in cash or 2.52 shares of Broadcom common stock (on a split adjusted basis). The stockholder election was prorated, such that the total number of shares of VMware common stock entitled to receive cash and the total number of shares of VMware common stock entitled to receive Broadcom common stock, in each case, was equal to 50% of the aggregate number of shares of VMware common stock issued and outstanding immediately prior to the VMware Merger. Based on the VMware stockholders’ elections, the VMware stockholders received approximately $30,788 million in cash and 544 million shares of Broadcom common stock with a fair value of $53,398 million.
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

The following table presents our preliminary allocation of the total purchase price, net of cash acquired, updated as of August 4, 2024:

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
Assets and liabilities held-for-sale primarily included the end-user computing (“EUC”) business and certain other assets and liabilities, which were not aligned with our strategic objectives. On July 1, 2024, we sold the EUC business to KKR & Co. Inc. for cash consideration of $3.5 billion, after working capital adjustments. We do not have any material continuing involvement with this business and have presented its results in discontinued operations.
Our results of continuing operations included $3,833 million and $8,609 million of net revenue attributable to VMware for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively. It is impracticable to determine the effect on net income attributable to VMware as we have integrated a substantial portion of VMware into our ongoing operations. Transaction costs related to the VMware Merger of $12 million and $252 million, respectively, were primarily included in selling, general and administrative expense for the fiscal quarter and three fiscal quarters ended August 4, 2024.

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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023

	(In millions)
Pro forma net revenue	$13,088	$11,938	$38,118	$35,827
Pro forma net income (loss)	$(1,819)	$2,030	$2,057	$5,879
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

4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $1,791 million and $1,470 million of time deposits and $1,344 million and $1,650 million of money-market funds as of August 4, 2024 and October 29, 2023, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $1,450 million and $3,950 million during the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, and $900 million and $2,825 million during the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively.
Inventory

	August 4, 2024	October 29, 2023

	(In millions)
Finished goods	$568	$676
Work-in-process	896	901
Raw materials	430	321
Total inventory	$1,894	$1,898
Discontinued Operations
On July 1, 2024, we sold the EUC business for $3.5 billion, after working capital adjustments. In connection with the sale, we agreed to provide transitional services to the buyer on a short-term basis. We do not have any material continuing involvement with this business and have presented its results in discontinued operations.
The following table summarizes the selected financial information of discontinued operations:

	Fiscal Quarter Ended August 4, 2024	Three Fiscal Quarters Ended August 4, 2024

	(In millions)
Net revenue	$178	$858

Loss from discontinued operations before income taxes	$(100)	$(31)
Provision for income taxes	(343)	(361)
Loss from discontinued operations, net of income taxes	$(443)	$(392)
Other Current Assets

	August 4, 2024	October 29, 2023

	(In millions)
Current portion of contract assets	$1,557	$499
Prepaid expenses	1,070	743
Other	809	364
Total other current assets	$3,436	$1,606

Other Current Liabilities

	August 4, 2024	October 29, 2023

	(In millions)
Contract liabilities	$9,789	$2,487
Tax liabilities	1,091	473
Interest payable	500	380
Other	1,198	312
Total other current liabilities	$12,578	$3,652
Other Long-Term Liabilities

	August 4, 2024	October 29, 2023

	(In millions)
Contract liabilities	$5,759	$299
Deferred tax liabilities	5,594	99
Unrecognized tax benefits	3,356	2,792
Other	1,587	657
Total other long-term liabilities	$16,296	$3,847
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023

	(In millions)
Cash paid for interest	$816	$348	$2,512	$1,106
Cash paid for income taxes	$585	$427	$2,323	$1,591
5. Goodwill and Intangible Assets
Goodwill

	Semiconductor Solutions	Infrastructure Software	Total

	(In millions)
Balance as of October 29, 2023	$26,001	$17,652	$43,653
Acquisition of VMware	—	54,206	54,206
Acquisition of Seagate’s SoC operations	14	—	14
Balance as of August 4, 2024	$26,015	$71,858	$97,873

Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of August 4, 2024:
Purchased technology	$39,657	$(15,141)	$24,516
Customer contracts and related relationships	22,950	(8,217)	14,733
Trade names	1,854	(474)	1,380
Other	177	(112)	65
Intangible assets subject to amortization	64,638	(23,944)	40,694
In-process research and development	2,340	—	2,340
Total	$66,978	$(23,944)	$43,034

As of October 29, 2023:
Purchased technology	$12,938	$(10,723)	$2,215
Customer contracts and related relationships	7,059	(5,753)	1,306
Trade names	649	(388)	261
Other	177	(102)	75
Intangible assets subject to amortization	20,823	(16,966)	3,857
In-process research and development	10	—	10
Total	$20,833	$(16,966)	$3,867
Based on the amount of intangible assets subject to amortization as of August 4, 2024, the expected amortization expense was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2024 (remainder)	$2,451
2025	8,055
2026	7,571
2027	6,533
2028	5,443
Thereafter	10,641
Total	$40,694
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	August 4, 2024

(In years)
Purchased technology	7
Customer contracts and related relationships	7
Trade names	12
Other	7
6. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period.

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
For the fiscal quarter ended August 4, 2024, diluted net income (loss) per share excluded the potentially dilutive effect of 159 million shares of weighted-average equity awards outstanding as their effect was antidilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023

	(In millions, except per share data)
Numerator:
Income (loss) from continuing operations	$(1,432)	$3,303	$1,963	$10,558
Loss from discontinued operations, net of income taxes	(443)	—	(392)	—
Net income (loss)	$(1,875)	$3,303	$1,571	$10,558

Denominator:
Weighted-average shares outstanding - basic	4,663	4,130	4,606	4,154
Dilutive effect of equity awards	—	139	156	120
Weighted-average shares outstanding - diluted	4,663	4,269	4,762	4,274

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(0.31)	$0.80	$0.43	$2.54
Loss per share from discontinued operations	(0.09)	—	(0.09)	—
Net income (loss) per share	$(0.40)	$0.80	$0.34	$2.54

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.31)	$0.77	$0.41	$2.47
Loss per share from discontinued operations	(0.09)	—	(0.08)	—
Net income (loss) per share	$(0.40)	$0.77	$0.33	$2.47

7. Borrowings

	Effective Interest Rate	August 4, 2024	October 29, 2023

	(Dollars in millions)
July 2024 Senior Notes - fixed rate
5.050% notes due July 2027	5.27%	$1,250	$—
5.050% notes due July 2029	5.23%	2,250	—
5.150% notes due November 2031	5.30%	1,500	—
		5,000	—
2023 Term Loans - floating rate
SOFR plus 1.250% term loan due November 2026	7.03%	11,195	—
SOFR plus 1.625% term loan due November 2028	7.23%	8,000	—
		19,195	—
April 2022 Senior Notes - fixed rate
4.000% notes due April 2029	4.17%	750	750
4.150% notes due April 2032	4.30%	1,200	1,200
4.926% notes due May 2037	5.33%	2,500	2,500
		4,450	4,450
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%	3,250	3,250
3.187% notes due November 2036	4.79%	2,750	2,750
		6,000	6,000
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	1,118	1,118
		1,870	1,870
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	—	105
3.150% notes due November 2025	3.29%	900	900
4.150% notes due November 2030	4.27%	1,856	1,856
4.300% notes due November 2032	4.39%	2,000	2,000
		4,756	4,861
April 2020 Senior Notes - fixed rate
5.000% notes due April 2030	5.18%	606	606

	Effective Interest Rate	August 4, 2024	October 29, 2023

	(Dollars in millions)
April 2019 Senior Notes - fixed rate
3.625% notes due October 2024	3.98%	622	622
4.750% notes due April 2029	4.95%	1,655	1,655
		2,277	2,277
2017 Senior Notes - fixed rate
3.625% notes due January 2024	3.74%	—	829
3.125% notes due January 2025	3.23%	495	495
3.875% notes due January 2027	4.02%	2,922	2,922
3.500% notes due January 2028	3.60%	777	777
		4,194	5,023
Assumed VMware Senior Notes - fixed rate
1.000% notes due August 2024	5.80%	1,250	—
4.500% notes due May 2025	5.81%	750	—
1.400% notes due August 2026	5.60%	1,500	—
4.650% notes due May 2027	5.60%	500	—
3.900% notes due August 2027	5.50%	1,250	—
1.800% notes due August 2028	5.44%	750	—
4.700% notes due May 2030	5.75%	750	—
2.200% notes due August 2031	5.74%	1,500	—
		8,250	—
Assumed CA Senior Notes - fixed rate
4.700% notes due March 2027	5.15%	215	215

Other senior notes - fixed rate
3.500% notes due August 2024	3.55%	—	7
4.500% notes due August 2034	4.55%	6	6
		6	13

Total principal amount outstanding		$72,319	$40,815

Current portion of principal amount outstanding		$3,117	$1,563
Short-term finance lease liabilities		44	45
Total current portion of long-term debt		$3,161	$1,608

Non-current portion of principal amount outstanding		$69,202	$39,252
Long-term finance lease liabilities		17	4
Unamortized discount and issuance costs		(2,421)	(1,635)
Total long-term debt		$66,798	$37,621

July 2024 Senior Notes
In July 2024, we issued $1,250 million of 5.050% senior unsecured notes due July 2027, $2,250 million of 5.050% senior unsecured notes due July 2029 and $1,500 million of 5.150% senior unsecured notes due November 2031 (collectively, the “July 2024 Senior Notes”).
We may redeem or purchase, in whole or in part, the July 2024 Senior Notes prior to their maturities, subject to a specified make-whole premium as set forth in the indenture. In the event of a change of control, note holders will have the right to require us to repurchase all or any part of the holders’ notes at a price equal to 101% of the principal amount plus accrued and unpaid interest. Each series of the July 2024 Senior Notes pays interest semi-annually.
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
During the fiscal quarter ended May 5, 2024, we repaid $2,000 million of our Term A-2 Loan. During the fiscal quarter ended August 4, 2024, using the net proceeds from the July 2024 Senior Notes and the sale of the EUC business, as well as cash on hand, we repaid the remaining $9,195 million of our Term A-2 Loan. As a result, we wrote off unamortized discount and issuance costs of $83 million and $105 million during the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, which were included in interest expense in the condensed consolidated statements of operations.
The 2023 Term Loans bear interest, payable monthly or every three months at our election, at floating interest rates tied to the Secured Overnight Financing Rate (“SOFR”). The Term A-3 Loan and Term A-5 Loan will mature and be payable on the third or fifth anniversary, respectively, of the date of the VMware Merger. Subject to the terms of the 2023 Credit Agreement, we are permitted to voluntarily make prepayments of the term loans without penalty. Our obligations under the 2023 Credit Agreement are unsecured and are not guaranteed by any of our subsidiaries.
Assumed VMware Senior Notes
In connection with the VMware Merger, we assumed $8,250 million of VMware’s outstanding senior unsecured notes (the “Assumed VMware Senior Notes”). We may redeem all or a portion of the Assumed VMware Senior Notes at any time, subject to a specified make-whole premium as set forth in the indenture. Upon the occurrence of a change of control and certain downgrades of the ratings, note holders will have the right to require us to repurchase all or any part of the holders’ notes in cash at a price equal to 101% of the principal amount plus accrued and unpaid interest. Each series of the Assumed VMware Senior Notes pays interest semi-annually.
2021 Credit Agreement
In January 2021, we entered into a credit agreement (the “2021 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under our revolving credit facility for revolving loans. Subject to the terms of the 2021 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the 2021 Credit Agreement. We had no borrowings outstanding under our revolving credit facility at either August 4, 2024 or October 29, 2023.
Commercial Paper
In February 2019, we established a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under our revolving credit facility. We had no Commercial Paper outstanding at either August 4, 2024 or October 29, 2023.

Fair Value of Debt
As of August 4, 2024, the estimated aggregate fair value of debt was $68,417 million. The fair value of our senior notes was determined using quoted prices from less active markets. The carrying value of the 2023 Term Loans approximates its fair value as the 2023 Term Loans are carried at a market observable interest rate that resets periodically. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of August 4, 2024 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2024 (remainder)	$1,872
2025	1,245
2026	3,152
2027	17,332
2028	3,395
Thereafter	45,323
Total	$72,319
As of August 4, 2024 and October 29, 2023, we were in compliance with all debt covenants.
8. Stockholders’ Equity
Stock Split
On July 12, 2024, we completed a ten-for-one forward stock split of our common stock, proportionately increasing the number of shares of our authorized common stock from 2.9 billion to 29 billion without changing the par value of $0.001 per share. All share, equity award and per share amounts and related stockholders’ equity balances presented herein have been retroactively adjusted, where applicable, to reflect the stock split.
Cash Dividends Declared and Paid

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023

	(In millions, except per share data)
Dividends per share to common stockholders	$0.525	$0.460	$1.575	$1.380
Dividends to common stockholders	$2,452	$1,901	$7,330	$5,741
Stock Repurchase Programs
We repurchased and retired approximately 67 million shares of our common stock for $7,176 million during the fiscal quarter ended February 4, 2024 which completed all $20 billion under our previously authorized stock repurchase programs prior to expiration on December 31, 2023. During the fiscal quarter and three fiscal quarters ended July 30, 2023, we repurchased and retired approximately 23 million and 90 million shares of our common stock for $1,707 million and $5,701 million, respectively.
VMware, Inc. Amended and Restated 2007 Equity and Incentive Plan
In connection with the VMware Merger, we assumed the VMware, Inc. Amended and Restated 2007 Equity and Incentive Plan (the “2007 Plan”) and outstanding unvested RSU awards and PSU awards originally granted by VMware under the 2007 Plan that were held by continuing employees. These assumed awards were converted into approximately 46 million Broadcom RSU awards and will vest in accordance with their original terms, generally over 4 years. Under the 2007 Plan, we may grant stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant, restricted stock, RSUs, and other stock-based or cash-based awards to employees. Equity awards granted under the 2007 Plan following the VMware Merger are expected to be on similar terms and consistent with similar grants made pursuant to our Amended and Restated Broadcom Inc. 2012 Stock Incentive Plan. Awards cancelled or forfeited and shares withheld to satisfy tax withholding obligations become available for future issuance. As of August 4, 2024, 59 million shares remained available for issuance under the 2007 Plan.

Stock-Based Compensation Expense

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023

	(In millions)
Cost of products sold	$31	$25	$87	$63
Cost of subscriptions and services	143	36	418	85
Research and development	877	444	2,621	1,065
Selling, general and administrative	330	124	1,230	320
Total stock-based compensation expense (a)	$1,381	$629	$4,356	$1,533
_______________
(a) Does not include $6 million and $142 million of stock-based compensation expense for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, which was included in loss from discontinued operations, net of income taxes in our condensed consolidated statements of operations.
For the fiscal quarter and three fiscal quarters ended August 4, 2024, stock-based compensation expense included $285 million and $1,382 million, respectively, related to equity awards assumed in connection with the VMware Merger.
As of August 4, 2024, the total unrecognized compensation cost related to unvested stock-based awards was $12,900 million, which is expected to be recognized over the remaining weighted-average service period of 3.2 years.
Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of October 29, 2023	218	$38.92
Assumed in VMware Merger	46	$96.85
Granted	80	$114.99
Vested	(84)	$52.60
Forfeited	(18)	$84.87
Balance as of August 4, 2024	242	$66.50
The aggregate fair value of time- and market-based RSUs that vested during the three fiscal quarters ended August 4, 2024 was $11,176 million, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
9. Income Taxes
The provision for income taxes was $4,238 million and $4,190 million for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, and $271 million and $572 million for the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively. The increases in the provision for income taxes for the fiscal quarter and three fiscal quarters ended August 4, 2024, as compared to the prior year fiscal periods, were primarily due to the impact of an intra-group transfer of certain IP rights to the United States as a result of supply chain realignment and the resulting shift in the jurisdictional mix of income. We recognized a discrete tax provision of $4,522 million during the fiscal quarter ended August 4, 2024 from the establishment of a deferred tax liability as a result of the book and tax basis difference on these transferred IP rights, partially offset by excess tax benefits from stock-based awards.
As of August 4, 2024, we had $6,459 million of gross unrecognized tax benefits and accrued interest and penalties. It is possible that our existing unrecognized tax benefits may change up to $722 million within the next 12 months as a result of lapses of statutes of limitations for certain audit periods, anticipated closures of audit examinations, and changes in balances related to tax positions to be taken during the current fiscal year.

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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023

	(In millions)
Net revenue:
Semiconductor solutions	$7,274	$6,941	$21,866	$20,856
Infrastructure software	5,798	1,935	15,654	5,668
Total net revenue	$13,072	$8,876	$37,520	$26,524

Operating income:
Semiconductor solutions	$4,042	$4,092	$12,136	$12,215
Infrastructure software	3,906	1,444	9,789	4,163
Unallocated expenses	(4,160)	(1,680)	(13,089)	(4,411)
Total operating income	$3,788	$3,856	$8,836	$11,967

11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of August 4, 2024:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments

	(In millions)
2024 (remainder)	$22	$214
2025	271	413
2026	264	419
2027	7	350
2028	7	306
Thereafter	—	1,193
Total	$571	$2,895
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits as of August 4, 2024, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,356 million of unrecognized tax benefits and accrued interest and penalties as of August 4, 2024 have been excluded from the table above.
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
Lawsuits Relating to VMware Backlog
On March 31, 2020, a securities class action lawsuit was filed against VMware and certain former officers of VMware in the United States District Court for the Northern District of California (the “California Court”). On September 18, 2020, the plaintiffs filed a consolidated amended complaint alleging that VMware’s statements about backlog and the related internal controls during the period from August 2018 through February 2020 were materially misleading. The defendants filed a motion to dismiss, which was granted with leave to amend on September 10, 2021. On October 8, 2021, the plaintiffs filed their Second Amended Consolidated Complaint based on the same alleged disclosure deficiencies. The defendants’ motion to dismiss the Second Amended Consolidated Complaint was filed on November 5, 2021. On April 2, 2023, the California Court denied the defendants’ motion to dismiss finding that the plaintiffs had adequately stated claims under Sections 10 and 20A of the Securities Exchange Act of 1934. The parties have agreed to settlement terms pending approval by the California Court.
Other Matters
We are currently engaged in a number of legal actions in the ordinary course of our business.

Contingency Assessment
We do not believe, based on currently available facts and circumstances, that the final outcome of any pending legal proceedings, ongoing regulatory investigations or tax disputes, taken individually or as a whole, will have a material adverse effect on our condensed consolidated financial statements. However, lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and other resources to defend. The results of litigation, regulatory investigations or tax disputes are inherently uncertain, and material adverse outcomes are possible. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses, such as future royalty payments in the case of an IP dispute.
During the periods presented, no material amounts have been accrued or disclosed in the accompanying condensed consolidated financial statements with respect to loss contingencies associated with any other legal proceedings, regulatory investigations or tax disputes, as potential losses for such matters are not considered probable and ranges of losses are not reasonably estimable. These matters are subject to many uncertainties and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our condensed consolidated financial statements.
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
12. Restructuring and Other Charges
In connection with the VMware Merger, we initiated restructuring activities to integrate the acquired business, align our workforce and improve efficiencies in our operations. We recognized $361 million and $1,418 million of restructuring charges primarily related to employee termination costs during the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively. We expect these restructuring activities to be substantially completed by the end of fiscal year 2025. These charges were recognized primarily in operating expenses in continuing operations.
The following table summarizes the significant activities within, and components of, the restructuring liabilities during the three fiscal quarters ended August 4, 2024:

	Employee Termination Costs	Lease and Impairment Costs	Total

	(In millions)
Balance as of October 29, 2023	$2	$—	$2
Restructuring charges (a)	1,270	148	1,418
Utilization	(1,117)	(148)	(1,265)
Balance as of August 4, 2024	$155	$—	$155
_______________
(a) Lease and impairment costs included the write-down of $82 million lease-related assets and $66 million of asset impairments and other costs.
13. Subsequent Events
Cash Dividends Declared
On September 4, 2024, our Board of Directors declared a quarterly cash dividend of $0.53 per share on our common stock, payable on September 30, 2024 to stockholders of record on September 19, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended October 29, 2023 (“fiscal year 2023”) included in our Annual Report on Form 10-K for fiscal year 2023 (“2023 Annual Report on Form 10-K”). References to “Broadcom,” “we,” “our,” and “us” are to Broadcom Inc. and its consolidated subsidiaries, unless otherwise specified or the context otherwise requires. This Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include projections of financial information; statements about historical results that may suggest trends for our business; statements of the plans, strategies and objectives of management for future operations; and statements of expectation or belief regarding future events (including any acquisitions we may make), technology developments, emerging markets, our products, product sales, expenses, liquidity, cash flow and growth rates, customer concentration and relationships, or enforceability of our intellectual property (“IP”) rights. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, undue reliance should not be placed on these statements. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). All of the forward-looking statements in this Form 10-Q are qualified in their entirety by reference to the factors listed above and those discussed under the heading “Risk Factors” below. We undertake no intent or obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.
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
Our fiscal year ending November 3, 2024 (“fiscal year 2024”), is a 53-week fiscal year, with our first fiscal quarter ended February 4, 2024 containing 14 weeks compared to 13 weeks in the prior year fiscal period. The additional week resulted in higher net revenue, gross margin dollars, research and development expense, and selling general and administrative expense in the first fiscal quarter and first three fiscal quarters of fiscal year 2024, compared to the corresponding prior year fiscal periods.
Quarterly Highlights
Highlights during the fiscal quarter ended August 4, 2024 include the following:
•We generated $4,963 million of cash from operations.
•We paid $2,452 million in cash dividends.

•We sold the end-user computing (“EUC”) business to KKR & Co. Inc. for $3.5 billion.
•We issued $5.0 billion of senior unsecured notes (the “July 2024 Senior Notes”) and used the net proceeds, as well as the net proceeds from the sale of the EUC business and cash on hand, to repay the outstanding balance of $9,195 million of our unsecured term A-2 facility.
•We completed a ten-for-one forward stock split of our common stock. All share, equity award and per share amounts have been retroactively adjusted to reflect the stock split.
Acquisitions and Divestitures
Acquisition of VMware and Divestiture of EUC
On November 22, 2023, we acquired VMware, Inc. (“VMware”) in a cash-and-stock transaction (the “VMware Merger”). The VMware stockholders received approximately $30,788 million in cash and 544 million shares of Broadcom common stock with a fair value of $53,398 million. In addition, we assumed all outstanding VMware restricted stock unit (“RSU”) awards and performance stock unit awards held by continuing employees. The assumed awards were converted into RSU awards for shares of Broadcom common stock. All outstanding RSU awards held by non-employee directors and in-the-money VMware stock options were accelerated and converted into the right to receive cash and shares of Broadcom common stock, in equal parts.
On July 1, 2024, we sold the EUC business to KKR & Co. Inc. for cash consideration of $3.5 billion, after working capital adjustments.
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
There were no significant changes in our critical accounting estimates during the three fiscal quarters ended August 4, 2024 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Annual Report on Form 10-K.
Results of Operations
Fiscal Quarter and Three Fiscal Quarters Ended August 4, 2024 Compared to Fiscal Quarter and Three Fiscal Quarters Ended July 30, 2023

The following table sets forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$7,439	$6,917	57%	78%
Subscriptions and services	5,633	1,959	43	22
Total net revenue	13,072	8,876	100	100
Cost of revenue:
Cost of products sold	2,434	2,107	19	24
Cost of subscriptions and services	699	165	5	2
Amortization of acquisition-related intangible assets	1,525	439	12	5
Restructuring charges	58	1	—	—
Total cost of revenue	4,716	2,712	36	31
Gross margin	8,356	6,164	64	69
Research and development	2,353	1,358	18	16
Selling, general and administrative	1,100	388	9	4
Amortization of acquisition-related intangible assets	812	350	6	4
Restructuring and other charges	303	212	2	2
Total operating expenses	4,568	2,308	35	26
Operating income	$3,788	$3,856	29%	43%

	Three Fiscal Quarters Ended
	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$22,043	$20,740	59%	78%
Subscriptions and services	15,477	5,784	41	22
Total net revenue	37,520	26,524	100	100
Cost of revenue:
Cost of products sold	7,023	6,351	19	24
Cost of subscriptions and services	2,366	472	6	2
Amortization of acquisition-related intangible assets	4,421	1,415	12	5
Restructuring charges	203	3	—	—
Total cost of revenue	14,013	8,241	37	31
Gross margin	23,507	18,283	63	69
Research and development	7,076	3,865	19	15
Selling, general and administrative	3,949	1,174	11	4
Amortization of acquisition-related intangible assets	2,431	1,046	6	4
Restructuring and other charges	1,215	231	3	1
Total operating expenses	14,671	6,316	39	24
Operating income	$8,836	$11,967	24%	45%

Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to one customer, which is a distributor, accounted for 26% and 27% of our net revenue for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, and 21% and 20% of our net revenue for the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 35% and 40% of our net revenue for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, and approximately 35% for each of the fiscal quarter and three fiscal quarters ended July 30, 2023. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key semiconductor customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our AI and wireless products as fluctuations may be magnified by the timing of customer deployments and product launches, and seasonal variations in sales. In addition, the macroeconomic environment remains uncertain and may cause our net revenue to fluctuate significantly and impact our results of operations.
The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Net Revenue by Segment	August 4, 2024	July 30, 2023	$ Change	% Change	August 4, 2024	July 30, 2023	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$7,274	$6,941	$333	5%	$21,866	$20,856	$1,010	5%
Infrastructure software	5,798	1,935	3,863	200%	15,654	5,668	9,986	176%
Total net revenue	$13,072	$8,876	$4,196	47%	$37,520	$26,524	$10,996	41%

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
Net Revenue by Segment	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023

	(As a percentage of net revenue)
Semiconductor solutions	56%	78%	58%	79%
Infrastructure software	44	22	42	21
Total net revenue	100%	100%	100%	100%
Net revenue from our semiconductor solutions segment increased in the fiscal quarter and three fiscal quarters ended August 4, 2024 compared to the prior year fiscal periods due to strong product demand for our networking products, primarily AI networking products, partially offset by lower demand for our broadband and server storage products. Net revenue from our infrastructure software segment increased in the fiscal quarter and three fiscal quarters ended August 4, 2024 compared to the prior year fiscal periods primarily due to contributions from VMware.
Gross Margin
Gross margin was $8,356 million for the fiscal quarter ended August 4, 2024 compared to $6,164 million for the fiscal quarter ended July 30, 2023, and $23,507 million for the three fiscal quarters ended August 4, 2024 compared to $18,283 million for the three fiscal quarters ended July 30, 2023. The increases were primarily due to contributions from VMware, partially offset by higher amortization of acquisition-related intangible assets from the VMware Merger.
As a percentage of net revenue, gross margin was 64% and 63% of net revenue for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, and 69% for each of the fiscal quarter and three fiscal quarters ended July 30, 2023. The decreases were primarily due to higher amortization of acquisition-related intangible assets from the VMware Merger. In addition, gross margin contributions from our infrastructure software segment were partially offset by less favorable margin within the semiconductor solutions segment driven by product mix.
Research and Development Expense
Research and development expense increased $995 million, or 73%, and $3,211 million, or 83%, for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher compensation, including higher stock-based compensation, as a result of an increase in headcount from the VMware Merger. The increases in stock-based compensation expense were also due to annual employee equity awards granted at higher grant-date fair values.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $712 million, or 184%, and $2,775 million, or 236%, for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher compensation, including higher stock-based compensation, as a result of an increase in headcount from the VMware Merger. The increases in stock-based compensation expense were also due to annual employee equity awards granted at higher grant-date fair values.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses increased $462 million, or 132%, and $1,385 million, or 132%, for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, compared to the prior year fiscal periods primarily due to higher amortization of customer-related intangible assets from the VMware Merger.
Restructuring and Other Charges
Restructuring and other charges recognized in operating expenses were $303 million and $1,215 million for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, primarily due to employee termination costs associated with the VMware Merger. We expect to incur additional restructuring and other charges in future periods as a result of the VMware Merger. Restructuring and other charges recognized in operating expenses were $212 million and $231 million for the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively, primarily due to non-recurring charges related to IP litigation.
Stock-Based Compensation Expense
Total stock-based compensation expense was $1,381 million and $4,356 million for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, and $629 million and $1,533 million for the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively. The increases were primarily due to equity awards assumed and granted in connection with the VMware Merger and annual employee equity awards granted at higher grant-date fair values.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of August 4, 2024. The remaining weighted-average service period was 3.2 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2024 (remainder)	$1,335
2025	4,574
2026	3,709
2027	2,719
2028	563
Total	$12,900
Segment Operating Results

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Operating Income by Segment	August 4, 2024	July 30, 2023	$ Change	% Change	August 4, 2024	July 30, 2023	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$4,042	$4,092	$(50)	(1)%	$12,136	$12,215	$(79)	(1)%
Infrastructure software	3,906	1,444	2,462	170%	9,789	4,163	5,626	135%
Unallocated expenses	(4,160)	(1,680)	(2,480)	148%	(13,089)	(4,411)	(8,678)	197%
Total operating income	$3,788	$3,856	$(68)	(2)%	$8,836	$11,967	$(3,131)	(26)%

Operating income from our semiconductor solutions segment decreased for the fiscal quarter and three fiscal quarters ended August 4, 2024 compared to the prior year fiscal periods primarily due to higher variable compensation expenses and lower gross margins driven by product mix, partially offset by higher revenue from networking products, primarily AI networking products. Higher operating income from our infrastructure software segment in the fiscal quarter and three fiscal quarters ended August 4, 2024 compared to the prior year fiscal periods was primarily due to contributions from VMware.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring and other charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 148% and 197% for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, compared to the prior year fiscal periods primarily due to higher amortization of acquisition-related intangible assets, stock-based compensation expense and restructuring and other charges. These increases were primarily due to the VMware Merger. The increase in stock-based compensation expense was also due to annual employee equity awards granted at higher grant-date fair values.
Non-Operating Income and Expenses
Interest expense. Interest expense was $1,064 million and $3,037 million for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, and $406 million and $1,217 million for the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively. The increases were primarily due to interest on debt incurred for the VMware Merger.
Other income, net. Other income, net includes interest income, gains or losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $82 million and $124 million for the fiscal quarters ended August 4, 2024 and July 30, 2023, respectively. The decrease was primarily due to lower interest income as a result of a lower invested balance. Other income, net, was $354 million and $380 million for the three fiscal quarters ended August 4, 2024 and July 30, 2023, respectively. The decrease was primarily due to lower gains on investments.
Provision for income taxes. The provision for income taxes was $4,238 million and $4,190 million for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, and $271 million and $572 million for the fiscal quarter and three fiscal quarters ended July 30, 2023, respectively. The increases were primarily due to the impact of the intra-group transfer of certain IP rights to the United States as a result of supply chain realignment and the resulting shift in the jurisdictional mix of income.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of August 4, 2024 consisted of: (i) $9,952 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility. In addition, we may also generate cash from the sale of assets and debt or equity financings from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $72,319 million of outstanding indebtedness and (vi) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. Our debt and liquidity needs increased in fiscal year 2024 as a result of completing the VMware Merger. We funded the cash portion of the consideration with net proceeds from the issuance of $30,390 million in term loans (the “2023 Term Loans”), as well as cash on hand. We also assumed $8,250 million of VMware’s outstanding senior unsecured notes. During the fiscal quarter ended August 4, 2024, we repaid the remaining outstanding balance of the term A-2 facility. We also expect capital expenditures to be higher in fiscal year 2024 as compared to fiscal year 2023.
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
Working Capital
On November 22, 2023, we completed the VMware Merger. The following table presents the changes in selected balance sheet captions other than assets acquired and liabilities assumed from the VMware Merger during the three fiscal quarters ended August 4, 2024.

	Balances at October 29, 2023	Balances Acquired and Assumed from VMware	Balances at August 4, 2024	Non-VMware Acquisition Increase (Decrease)

	(In millions)
Cash and cash equivalents	$14,189	$6,642	$9,952	$(10,879)
Trade accounts receivable, net	$3,154	$3,571	$4,665	$(2,060)
Other current assets	$1,606	$5,963	$3,436	$(4,133)
Accounts payable	$1,210	$359	$1,757	$188
Employee compensation and benefits	$935	$848	$1,725	$(58)
Current portion of long-term debt	$1,608	$1,264	$3,161	$289
Other current liabilities	$3,652	$12,942	$12,578	$(4,016)
•Cash and cash equivalents decreased primarily due to $32,058 million paid for the VMware Merger, $7,330 million of dividend payments, $7,176 million of common stock repurchases and $4,012 million of employee withholding tax payments related to net settled equity awards, offset in part by $22,849 million in net proceeds from borrowings, $14,358 million in net cash provided by operating activities, and $3,485 million proceeds from the sale of the EUC business.
•Trade accounts receivable, net decreased primarily due to strong collections and additional receivables sold through factoring arrangements.
•Other current assets decreased primarily due to the sale of the EUC business, offset in part by an increase in contract assets.
•Accounts payable increased primarily due to the timing of payments and an increase in purchases.
•Current portion of long-term debt increased due to $1,245 million becoming due within the next twelve months, offset in part by $941 million of repayments.
•Other current liabilities decreased due to the sale of the EUC business as well as a decrease in contract liabilities as software revenue was recognized.

Capital Returns

	Three Fiscal Quarters Ended
Cash Dividends Declared and Paid	August 4, 2024	July 30, 2023

	(In millions, except per share data)
Dividends per share to common stockholders	$1.575	$1.380
Dividends to common stockholders	$7,330	$5,741
During the three fiscal quarters ended August 4, 2024 and July 30, 2023, we repurchased and retired approximately 67 million and 90 million shares of our common stock for $7,176 million and $5,701 million, respectively. All $20 billion under our previously authorized stock repurchase programs was utilized prior to expiration on December 31, 2023.
During the three fiscal quarters ended August 4, 2024 and July 30, 2023, we paid approximately $4,012 million and $1,407 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 30 million and 21 million shares of common stock from employees in connection with such net share settlements during the three fiscal quarters ended August 4, 2024 and July 30, 2023, respectively.
Cash Flows

	Three Fiscal Quarters Ended
	August 4, 2024	July 30, 2023

	(In millions)
Net cash provided by operating activities	$14,358	$13,257
Net cash used in investing activities	(22,938)	(565)
Net cash provided by (used in) financing activities	4,343	(13,053)
Net change in cash and cash equivalents	$(4,237)	$(361)
Operating Activities
Cash flows from operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $1,101 million increase in cash provided by operations during the three fiscal quarters ended August 4, 2024 compared to the prior year fiscal period was primarily due to contributions from VMware. The $8,987 million decrease in net income was largely driven by $11,990 million of higher non-cash adjustments including amortization of intangible assets, deferred taxes and other non-cash taxes, and stock-based compensation related to the VMware Merger.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions, proceeds from the sale of a business, capital expenditures and proceeds and payments related to investments. The $22,373 million increase in cash used in investing activities during the three fiscal quarters ended August 4, 2024 compared to the prior year fiscal period was primarily due to a $25,961 million increase in cash used for acquisitions due to the VMware Merger and the acquisition of Seagate’s SoC operations, net of cash acquired, offset in part by $3,485 million proceeds from the sale of the EUC business.
Financing Activities
Cash flows from financing activities primarily consisted of proceeds and payments related to our long-term borrowings, dividend payments, stock repurchases and employee withholding tax payments related to net settled equity awards. The $17,396 million increase in cash flows from financing activities during the three fiscal quarters ended August 4, 2024 compared to the prior year fiscal period was primarily due to $34,985 million of net proceeds from the 2023 Term Loans and the July 2024 Senior Notes, partially offset by an $11,876 million increase in payments of debt obligations, a $2,605 million increase in employee withholding tax payments related to net settled equity awards, a $1,589 million increase in dividend payments, and a $1,475 million increase in stock repurchases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risks from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2023 Annual Report on Form 10-K, except as disclosed below.
Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding fixed rate senior notes. As of August 4, 2024 and October 29, 2023, we had $53.1 billion and $40.8 billion in principal amount of fixed rate senior notes outstanding, and the estimated aggregate fair value of these senior notes was $49.2 billion and $33.2 billion, respectively. As of August 4, 2024 and October 29, 2023, a hypothetical 50 basis point increase or decrease in market interest rates would change the fair value of our fixed rate senior notes, by a decrease or increase of approximately $1.6 billion and $1.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on our fixed rate senior notes outstanding.
As of August 4, 2024, we had $19.2 billion of outstanding 2023 Term Loans, which are subject to floating interest rates. A hypothetical 1% change in the interest rate would increase or decrease the interest expense on the 2023 Term Loans for the next 12 months by approximately $194 million. The carrying value of the 2023 Term Loans approximates their fair value as the underlying interest rates are tied to the Secured Overnight Financing Rate. We had no floating rate debt outstanding as of October 29, 2023.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of August 4, 2024. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of August 4, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•We are subject to risks associated with our distributors and other channel partners.
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
•A reduction in demand or loss of one or more of our significant customers may adversely affect our business.
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
•We may be involved in legal proceedings that could adversely affect our business.
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
•Licensed third party software used in our products may not be available to us in the future.
•Our use of open source software in certain products and services could materially adversely affect our business, financial condition and results of operations.
•Our sales to government customers subject us to uncertainties and governmental regulations.
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

•Unsuccessful investments in research and development could materially adversely affect our business, financial condition and results of operations.
•We are subject to privacy and data security laws and contractual commitments, and our actual or perceived failure to comply with such laws and commitments could harm our business.
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
•We may not have sufficient cash flows from our business to pay our substantial debt.
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
Our business is subject to various domestic and international laws and other legal requirements, including anti-competition and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders. These laws, regulations and orders are complex, may change frequently and with limited notice, and have generally and may continue to become more stringent over time. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. The U.S. government may also add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries, which have had and may continue to have an adverse effect on our ability to sell our products and our revenue. For example, Huawei Technologies Co., Ltd., one of our customers, is subject to certain U.S. export restrictions that require us to suspend sales to Huawei if we fail to maintain licenses issued by the U.S. Department of Commerce. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with China, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products, and adversely affect our business and results of operations. Furthermore, government authorities may take retaliatory actions, impose conditions for the supply of products or require the license or other transfer of IP, which could have a material adverse effect on our business.
Our products and operations are also subject to regulation by U.S. and non-U.S. regulatory agencies, such as the U.S. Federal Trade Commission. From time to time, we may also be involved or required to participate in regulatory investigations or inquiries, such as the ongoing investigation by the Korean Fair Trade Commission into certain of our contracting and business practices, which may evolve into legal or other administrative proceedings. Growing public concern over concentration of economic power in corporations is leading to increased anti-competition legislation, regulation, administrative rule making and enforcement activity. Involvement in regulatory investigations or inquiries can be costly, lengthy, complex and time consuming, diverting the attention and energies of our management and technical personnel.
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
As part of our integration of the VMware business, we are focusing on VMware’s core business of creating private and hybrid cloud environments among large enterprises globally and divesting non-core assets. If VMware customers do not accept our business strategy, the investments we have made or may make to implement our strategy may be of no or limited value, we may lose significant customers, our financial results may be adversely affected and our stock price may suffer.
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
From time to time, we have divested or wound down, and may in the future seek to divest or wind down, portions of our business, either acquired or otherwise, or we may exit minority investments, any of which could materially affect our cash flows and results of operations. Such dispositions involve risks and uncertainties, including our ability to sell such businesses on terms acceptable to us, or at all, disruption to other parts of our business, potential loss of employees or customers, or exposure to unanticipated liabilities or ongoing obligations to us following any such dispositions. In addition, dispositions may include the transfer of technology and/or the licensing of certain IP rights to third-party purchasers, which could limit our ability to utilize such IP rights or assert these rights against such third-party purchasers or other third parties.
We are subject to risks associated with our distributors and other channel partners, including product inventory levels and product sell-through.
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 48% of our net revenue in the three fiscal quarters ended August 4, 2024 and are subject to a number of risks, including:
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
From time to time, we enlist our distributors and channel partners to lead go-to-market and customer relationships for certain products, such as our Accelerate Program and Catalyst Initiative for certain infrastructure software products, with certain sole distribution relationships by region. To the extent these distributors and channel partners fail to maintain good relationships with our customers or we are unable to enlist our distributors and channel partners to lead go-to-market and customer relationships, our business, operating results and cash flow may be adversely impacted.

We do not always have a direct relationship with the end customers of our products. As a result, our semiconductor products may be used in applications for which they were not necessarily designed or tested and they may not perform as anticipated in such applications. In such event, failure of even a small number of parts could result in significant liabilities to us, damage our reputation and harm our business, operating results and cash flow.
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
Despite our internal controls and investment in security measures, we have, from time to time, been subject to disruptive cyber-attacks and unauthorized network intrusions and malware on our own IT networks or those of our service providers or business partners. Although no such cyber security incidents have been material to us, we continue to devote resources to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future. Businesses we acquire have previously increased, and may continue to increase, the scope and complexity of our IT networks, and this has, from time to time, increased our risk exposure to cyber-attacks when there are difficulties integrating diverse legacy systems that support operations for the acquired businesses.
In addition, certain aspects of effective cybersecurity are dependent upon our employees, contractors and other trusted partners reliably safeguarding secrets (e.g., application credentials) and adhering to our security policies and access control mechanisms. We have in the past experienced, and expect in the future to experience, security incidents arising from a failure to properly handle such secrets or adhere to such policies and, although no such events have had a material adverse effect on our business, there can be no assurance that an insider threat will not result in a material cyber incident. Our logging, alerting and cyber incident detection mechanisms may not cover every system potentially targeted by threat actors, may not have the capability to detect certain types of unauthorized activities, and may not capture and surface information sufficient to enable us to timely detect and take responsive action to insider or external threats.
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
The semiconductor industry is highly cyclical and is characterized by price erosion, wide fluctuations in product supply and demand, constant and rapid technological change, evolving technical standards, evolving markets such as AI, frequent new product introductions, and short product life cycles (for semiconductors and for many of the end products in which they are used). From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general, and in our business in particular. The industry previously experienced a significant upturn due to a supply imbalance that resulted in record profitability and increases in average selling prices, which was followed by a down-cycle resulting in diminished demand for end-user products, high inventory levels and periods of inventory adjustment, and elimination of expedite fees. Historically, such down-cycles have also been characterized by under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, which can lead to reduced profitability and a decline in our stock price. The Creating Helpful Incentives to Produce Semiconductors for America Act could also result in an increase in supply leading to excess inventory and a decrease in average selling prices. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, our net revenue may decline and our financial condition and results of operations may suffer.
The majority of our sales have historically come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We have historically depended on a small number of end customers, original equipment manufacturers (“OEMs”), their respective contract manufacturers (“CMs”) and certain distributors for a majority of our business and revenue. For the three fiscal quarters ended August 4, 2024, sales to distributors accounted for 48% of our net revenue. We believe aggregate sales, through all channels, to our top five end customers, accounted for approximately 40% of our net revenue for the three fiscal quarters ended August 4, 2024. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material adverse developments experienced by our significant customers.

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
Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), one of our CMs, manufactured approximately 95% of the wafers manufactured by our CMs during the three fiscal quarters ended August 4, 2024. We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.
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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During the three fiscal quarters ended August 4, 2024, we purchased approximately two-thirds of our manufacturing materials from five materials providers, some of which are single source suppliers. As certain materials are highly specialized, the lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials providers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices due to commodity price increases, capacity constraints, inflation, new regulations or other factors, any of which could lead to interruption of supply or increased demand in the industry. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. Any such supply constraints could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.

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
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. We use these internal fabrication facilities for products utilizing our innovative and proprietary processes. Our Fort Collins and Breinigsville facilities are the sole sources for the FBAR components used in many of our wireless devices and for the indium phosphide-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our CMs and suppliers, are concentrated in the same geographic regions of California and the Pacific Rim, which have above average seismic activity and severe weather activity, and increases the risk of natural disasters impacting multiple suppliers. For example, in April 2024, Taiwan experienced an earthquake, which is where TSMC is located. In addition, a significant majority of our research and development personnel are located in the Czech Republic, India, Israel, and the U.S., with the expertise of the personnel at each such location tending to be focused on one or two specific areas, and our primary warehouse is in Malaysia.
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
We are often involved in legal proceedings, including cases involving our IP rights and those of others, commercial matters, acquisition-related lawsuits, securities class action lawsuits, employee-related claims and other actions. Litigation or settlement of such actions, regardless of their merit, have been, and can continue to be, costly, lengthy, complex and time consuming, diverting the attention and energies of our management and technical personnel.
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
Many of our software products and services are based on data center virtualization, application modernization and related hybrid-cloud technologies used to manage distributed computing architectures, which form the foundation for hybrid-cloud computing. We have increased and expect to continue to increase product development and marketing and sales efforts toward products and services that enable businesses to modernize applications and efficiently implement their hybrid-cloud services. These cloud and software as a service initiatives present new and difficult technological, operational and compliance challenges. We expect significant investments will be required to develop or acquire solutions to address those challenges. Current and future customers may not perceive benefits and cost savings associated with adopting our hybrid-cloud and application platform solutions or we may fail to realize returns on our investments in new initiatives, which could harm our results of operations.

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
Many of our existing customers have multi-year enterprise software license agreements, some of which involve substantial aggregate fee amounts. These customers often do not have a contractual obligation to purchase additional solutions and often have termination for convenience clauses without payment of a substantive penalty, which result in ratable revenue recognition of software revenue over the contractual period. Customer renewal rates may decline or fluctuate as a result of a number of factors, including the level of customer satisfaction with our solutions or customer support, customer budgets and the pricing of our solutions as compared with the solutions offered by our competitors, any of which may cause our revenue to grow more slowly than expected, if at all. The failure or inability to renew customer agreements of similar scope, on terms that are commercially attractive to us, could materially adversely affect our business, financial condition and operating results and cash flow, or software license agreements without termination for convenience clauses could cause our operating results to fluctuate.
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
Our operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. In addition to many of the risks described elsewhere in this “Risk Factors” section, these factors include, among others:
•the timing of launches by our customers of new products in which our products are included and changes in end-user demand for our customers’ products;
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
•the timing of new software contracts and renewals, including the timing of software contracts that do not have termination for convenience clauses;
•the timing of any terminations of software contracts that require us to refund to customers any pre-paid amounts under the contract;
•the timing of contracts with distributors and channel partners to lead go-to-market and customer relationships for certain products;
•our ability to timely develop, introduce and market new products and technologies;
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
The industries in which we compete are characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, short product cycles and evolving industry standards, and new delivery methods. In addition, to compete successfully, we must continue to develop and respond to technological advancements in semiconductor products, such as transition to smaller line width geometries and improving power consumption. Failure to successfully develop increasingly advanced technologies could impair our competitive position. In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development. If we fail to timely develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new competitive technologies that we do not support become widely accepted, demand for our products may be reduced. Increased investments in research and development or unsuccessful research and development efforts could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
We collect, use, store, or otherwise process personal information, which subjects us to privacy and data security laws and contractual commitments, and our actual or perceived failure to comply with such laws and commitments could harm our business.
We collect, use and store (collectively referred to as “process” in this paragraph) a high volume, variety and velocity of certain personal information in connection with the operation of our business. This creates various levels of privacy risks across different parts of our business, depending on the type of personal information, the jurisdiction in question and the purpose of their processing. The personal information we process is subject to an increasing number of federal, state, local, and foreign laws and regulations regarding privacy and data security, as well as contractual commitments. Privacy legislation and other data protection regulations, enforcement and policy activity in this area are expanding rapidly in many jurisdictions and creating a complex regulatory compliance environment. Sectoral legislation, certification requirements and technical standards applying to certain categories of our customers, such as those in the financial services or public sector, have exacerbated this trend. The cost of complying with and implementing these privacy-related and data governance measures could be significant as they may create additional burdensome security, business processes, or business record or data localization requirements. Concerns about government interference, sovereignty and expanding privacy, cyber security and data governance legislation could adversely affect our customers and our products and services, particularly in cloud computing, AI and our own data management practices. The theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims. Any inadvertent failure or perceived failure by us to comply with privacy, data governance or cyber security obligations may result in governmental enforcement actions, litigation, substantial fines and damages, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
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
There is an increasing focus from lawmakers, regulators, investors, customers, employees and other stakeholders concerning ESG matters, including environment, climate, diversity and inclusion, human rights and governance transparency. A number of our customers have adopted, or may adopt, procurement policies that include ESG provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose ESG-related policies, practices and metrics. In addition, various jurisdictions are developing ESG-related laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations on ESG practices and disclosures, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our outsourced manufacturing. Further, there is an increasing number of state-level anti-ESG initiatives in the United States that may conflict with other regulatory requirements or our various stakeholders’ expectations. If we fail to comply with or meet the evolving legal and regulatory requirements or expectations of our various stakeholders, we may be subject to enforcement actions, required to pay fines, customers may stop purchasing products from us or investors may sell their shares, which could harm our reputation, revenue and results of operations. Our actual or perceived failure to achieve our ESG-related initiatives could negatively impact our reputation or harm our business.
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
Our operations are currently structured to benefit from the various tax incentives extended to us in various jurisdictions to encourage investment or employment. For example, absent our principal tax incentives from the Singapore Economic Development Board, which is scheduled to expire in 2030, the corporate income tax rate that would apply to our Singapore taxable income would be 17%. We also have a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028. Each tax incentive and tax holiday is subject to our compliance with various operating and other conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive or tax holiday, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. In addition, we may be required, or elect, to modify our operational structure and tax strategy in order to keep an incentive, which could result in a decrease in the benefits of the incentive. Our tax incentives could also be adversely impacted if the global minimum tax provisions (Pillar Two) are adopted in a country in which we have an existing tax incentive. Our tax incentives and tax holiday, before taking into consideration U.S. foreign tax credits, decreased the provision for income taxes by approximately $2,104 million in the aggregate and increased diluted net income per share by $0.49 for fiscal year 2023.
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
As of August 4, 2024, the aggregate indebtedness was $72,319 million. During the three fiscal quarters ended August 4, 2024, we borrowed $30,390 million in 2023 Term Loans to finance the VMware Merger, and we assumed $8,250 million of VMware’s outstanding senior unsecured notes. We also issued an aggregate of $5,000 million in July 2024 Senior Notes, the net proceeds of which were used to pay down the 2023 Term Loans. Our substantial indebtedness could have important consequences including:
•increasing our vulnerability to adverse general economic and industry conditions;
•exposing us to interest rate risk as our 2023 Term Loans bear floating interest rates;
•limiting our flexibility in planning for, or reacting to, changes in the economy and the industries in which we operate;
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
•broad market, industry and competitor-related fluctuations;
•demand for AI-related products by our customers or perceived by investors;
•hedging or arbitrage trading activity involving our common stock; and
•unsubstantiated news reports or other inaccurate publicity regarding us or our business.

These fluctuations are often unrelated or disproportionate to our operating performance. Broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. In addition, we have been, and in the future we may be, subject to lawsuits stemming from our acquisitions. Securities litigation against us, including the lawsuits related to such acquisitions, could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
A substantial amount of our stock is held by a small number of large investors and significant sales of our common stock by one or more of these holders could cause our stock price to fall.
As of June 30, 2024, we believe 10 of our 20 largest holders of common stock were active institutional investors who held 18% of our outstanding shares of common stock in the aggregate. These investors may sell their shares at any time for a variety of reasons and such sales could depress the market price of our common stock. In addition, any such sales of our common stock by these entities could also impair our ability to raise capital through the sale of additional equity securities.
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
During the fiscal quarter ended August 4, 2024, we paid approximately $1,350 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 8 million shares of common stock from employees in connection with such net share settlement at an average price of $166.01 per share. These shares may be deemed to be “issuer purchases” of shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of May 26, 2022, by and among Broadcom Inc., VMware, Inc., Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC.	Broadcom Inc. Current Report on Form 8-K	001-38449	2.1	05-26-2022
3.1	Amended and Restated Certificate of Incorporation (including all amendments thereto).					X
3.2	Amended and Restated Bylaws.	Broadcom Inc. Current Report on Form 8-K12B	001-38449	3.2	04-04-2018
4.1	Form of Common Stock Certificate.	Broadcom Inc. Quarterly Report on Form 10-Q	001-38449	4.1	06-14-2018
4.2	Description of Common Stock.	Broadcom Inc. Annual Report on Form 10-K	001-38449	4.3	12-20-2019
4.3	Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	01-20-2017
4.4	Supplement Indenture to the January 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-09-2018
4.5	Second Supplement Indenture to the January 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-25-2019
4.6	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.3).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	01-20-2017
4.7	Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.3).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	01-20-2017
4.8	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	10-17-2017
4.9	Supplemental Indenture to October 2017 Indenture, dated as of April 9, 2018.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.2	04-09-2018
4.10	Second Supplemental Indenture to October 2017 Indenture, dated as of January 25, 2019.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.2	01-25-2019
4.11	Form of 3.125% Senior Notes due 2025 (included in Exhibit 4.8).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	10-17-2017
4.12	Form of 3.500% Senior Notes due 2028 (included in Exhibit 4.8).	Broadcom Limited Current Report on Form 8-K	001-37690	4.1	10-17-2017
4.13	Indenture, dated as of April 5, 2019, by and among the Company, as Issuer, Broadcom Technologies Inc., Broadcom Corporation and Broadcom Cayman Finance Limited, and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-05-2019
4.14	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.13).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-05-2019
4.15	Form of 4.750% Senior Notes due 2029 (included in Exhibit 4.13).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-05-2019
4.16	Indenture, dated as of April 9, 2020, by and among the Company, as Issuer, Broadcom Technologies Inc. and Broadcom Corporation (the “2020 Guarantors”), and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-09-2020
4.17	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.16).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-09-2020
4.18	Indenture, dated as of May 8, 2020, by and among the Company, as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.19	Form of 2.250% Senior Notes due 2023 (included in Exhibit 4.18).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.20	Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.18).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.21	Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.18).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.22	Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.18).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-08-2020
4.23	Indenture, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-21-2020
4.24	Form of 3.459% Senior Notes due 2026 (included in Exhibit 4.23).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-21-2020
4.25	Form of 4.110% Senior Notes due 2028 (included in Exhibit 4.23).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	05-21-2020
4.26	Indenture, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.27	Form of 1.950% Senior Notes due 2028 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.28	Form of 2.450% Senior Notes due 2031 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.29	Form of 2.600% Senior Notes due 2033 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.30	Form of 3.500% Senior Notes due 2041 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.31	Form of 3.750% Senior Notes due 2051 (included in Exhibit 4.26).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	01-19-2021
4.32	Registration Rights Agreement, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., and Truist Securities, Inc., as representatives of the several initial purchasers of the January 2021 senior notes.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.7	01-19-2021
4.33	Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	03-31-2021
4.34	Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.33).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	03-31-2021
4.35	Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.33).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	03-31-2021
4.36	Registration Rights Agreement, dated as of March 31, 2021, by and among the Company and BofA Securities, Inc. and HSBC Securities (USA) Inc., as dealer-managers in connection with the March 2021 exchange offer.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.4	03-31-2021
4.37	Indenture, dated as of September 30, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	09-30-2021
4.38	Form of 3.137% Senior Notes due 2035 (included in Exhibit 4.37).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	09-30-2021
4.39	Form of 3.187% Senior Notes due 2036 (included in Exhibit 4.37).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	09-30-2021
4.40	Registration Rights Agreement, dated as of September 30, 2021, by and among the Company and BNP Paribas Securities Corp., J.P. Morgan Securities LLC and TD Securities (USA) LLC, as dealer-mangers in connection with the September 2021 exchange offer.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.4	09-30-2021
4.41	Indenture, dated April 14, 2022, between the Company and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-15-2022
4.42	Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.41).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-15-2022
4.43	Form of 4.15% Senior Notes due 2032 (included in Exhibit 4.41).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-15-2022
4.44	Registration Rights Agreement, dated as of April 14, 2022, between the Company and BofA Securities, Inc., HSBC Securities (USA) Inc., and RBC Capital Markets, LLC, as representatives of the several initial purchasers of the April 2022 senior notes.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.4	04-15-2022
4.45	Indenture, dated April 18, 2022, between the Company and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-18-2022
4.46	Form of 4.926% Senior Notes due 2037 (included in Exhibit 4.45).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	04-18-2022
4.47	Registration Rights Agreement, dated April 18, 2022, between the Company and Barclays Capital Inc., BBVA Securities Inc., BNP Paribas Securities Corp. and J.P. Morgan Securities LLC, as dealer-managers in connection with the April 2022 exchange offer.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.3	04-18-2022
4.48	Indenture, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.1	07-12-2024
4.49	Supplemental Indenture No. 1, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	Broadcom Inc. Current Report on Form 8-K	001-38449	4.2	07-12-2024
4.50	Form of 5.050% Senior Notes due 2027 (included in Exhibit 4.49).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.2	07-12-2024
4.51	Form of 5.050% Senior Notes due 2029 (included in Exhibit 4.49).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.2	07-12-2024
4.52	Form of 5.150% Senior Notes due 2031 (included in Exhibit 4.49).	Broadcom Inc. Current Report on Form 8-K	001-38449	4.2	07-12-2024
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Schema Document					X
101.CAL	Inline XBRL Calculation Linkbase Document					X
101.DEF	Inline XBRL Definition Linkbase Document					X
101.LAB	Inline XBRL Labels Linkbase Document					X
101.PRE	Inline XBRL Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Kirsten M. Spears
Kirsten M. Spears
Chief Financial Officer
Date: September 11, 2024