Form 10-K
period 2024-11-03
Broadcom Inc.
filed 2024-12-20
CIK 1730168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates as of May 3, 2024, based upon the closing sale price of such shares on The Nasdaq Global Select Market on such date was approximately $583.1 billion.
As of November 29, 2024, there were 4,687,356,156 shares of our common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BROADCOM INC.
2024 ANNUAL REPORT ON FORM 10-K

PART I
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 1: “Business,” Item 1A: “Risk Factors,” Item 3: “Legal Proceedings” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. These statements are indicated by words or phrases such as “anticipate,” “expect,” “estimate,” “seek,” “plan,” “believe,” “could,” “intend,” “will,” and similar words or phrases. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These forward-looking statements may include our projected financial results or expectations regarding acquisitions, developments in technology, products and seasonality of our business. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Material factors that could cause actual results to differ materially from our expectations include, but are not limited to, those disclosed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We undertake no intent or obligation to publicly update or revise any forward-looking statements for any reason, except as required by law.
Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our,” and “us” mean Broadcom Inc. and its consolidated subsidiaries. We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. The fiscal year ended November 3, 2024 was a 53-week year. We refer to our fiscal years by the calendar year in which they end.

ITEM 1.BUSINESS
Overview
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. Our over 60-year history of innovation dates back to our diverse origins from AT&T/Bell Labs, Lucent and Hewlett-Packard Company, and evolved with LSI Corporation, Broadcom Corporation, Brocade Communications Systems LLC, CA, Inc., Symantec Enterprise Security, and VMware, Inc. (“VMware”). Over the years, we have assembled a large team of semiconductor and software design engineers around the world. We maintain design, product and software development engineering resources at locations in the U.S., Asia, Europe and Israel, providing us with engineering expertise worldwide. We combine global scale, engineering depth, broad product portfolio diversity, superior execution and operational focus to deliver category-leading semiconductor and infrastructure software solutions.
We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor (“CMOS”) based devices and analog III-V based products. We offer thousands of products that are used in end products such as enterprise and data center networking, including artificial intelligence (“AI”) networking and connectivity, home connectivity, set-top boxes (“STB”), broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. We differentiate ourselves through our high-performance design and integration capabilities and focus on developing semiconductor products for target markets where we believe we can earn attractive margins.
Our infrastructure software solutions help enterprises simplify their information technology (“IT”) environments so they can increase business velocity and flexibility, and enable customers to plan, develop, deliver, automate, manage, and secure applications across mainframe, distributed, edge, mobile, and private and hybrid cloud platforms. Many of the largest companies in the world, including most of the Fortune 500, and many government agencies rely on our software solutions to help manage and secure their on-premises and hybrid cloud environments, private cloud infrastructure and AI data centers. Our portfolio of industry-leading infrastructure and security software is designed to modernize, optimize, and secure the most complex private and hybrid cloud environments, enabling scalability, agility, automation, insights, resiliency and security, making it easy for customers to run their mission-critical workloads. We also offer mission-critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products.
On November 22, 2023, we acquired VMware in a cash-and-stock transaction (the “VMware Merger”), in which VMware stockholders received, in aggregate, approximately $30.8 billion in cash and 544 million shares of Broadcom common stock (on a split adjusted basis) with a fair value of $53.4 billion. We funded the cash portion of the VMware Merger consideration with net proceeds from the issuance of $30.4 billion in term loans under a credit agreement that we entered into on August 15, 2023, as well as cash on hand. Following the VMware Merger, we sold VMware’s end-user computing business to KKR & Co. Inc. for cash consideration of $3.5 billion, after working capital adjustments. With the VMware Merger, we have bolstered our infrastructure software solutions and are able to offer our customers a greater capacity to address complex IT infrastructure issues.
Business Strategy
Our strategy is focused on technology leadership and category-leading semiconductor and infrastructure software solutions delivering a comprehensive suite of innovative infrastructure technology products to the world’s leading business and government customers. We seek to achieve this through strategic acquisitions of businesses and technologies, as well as extensive internal research and development, to ensure our products retain their technology market leadership. This strategy results in a robust business model designed to drive diversified and sustainable operating and financial results.
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

Our product portfolio ranges from discrete devices to complex sub-systems that include multiple device types and may also incorporate firmware for interfacing between analog and digital systems. In some cases, our products include mechanical hardware that interfaces with optoelectronic or capacitive sensors. We focus on markets that require high quality, leading technology and integrated performance characteristics of our products. The table below presents our key semiconductor product families and their major end markets and applications.

Major End Markets	Major Applications	Key Product Offerings
Networking	• Data Center, Service Provider, and Enterprise Networking	• Ethernet switching and routing silicon
• Custom silicon solutions
• Optical and copper PHYs
• Fiber optic transmitter and receiver components
Wireless	• Mobile Device Connectivity	• RF front end modules and filters
• Wi-Fi, Bluetooth, GPS/GNSS SoCs
• Custom touch controllers
• Inductive charging ASICs
Storage	• Servers and Storage Systems	• SAS and RAID controllers and adapters
• PCIe switches
• Fibre channel host bus adapters
• Ethernet NIC
	• HDD and SSD	• Read channel based SoCs; Custom flash controllers
• Preamplifiers
Broadband	• STB and Broadband Access	• STB SoCs
• DSL/PON gateways
• DOCSIS cable modem and networking infrastructure
• DSLAM/PON optical line termination
• Wi-Fi access point SoCs
Industrial	• Factory Automation, Renewable Energy and Automotive Electronics	• Optocouplers
• Industrial fiber optics
• Industrial and medical sensors
• Motion control encoders and subsystems
• Light emitting diodes
• Ethernet PHYs, switch ICs and camera microcontrollers
Data Center, Service Provider, and Enterprise Networking Solutions. We provide semiconductor solutions for managing the movement of data in data center, service provider, and enterprise networking applications. Our products offer an enhanced, open, standards-based Ethernet network interface card (“NIC”) and switching solution to resolve connectivity bottlenecks in data centers, particularly in AI data centers where compute bandwidth and cluster sizes grow rapidly.
•Ethernet Switching & Routing: Ethernet is a ubiquitous interconnection technology that enables high-performance and cost-effective networking infrastructure. We offer a broad set of Ethernet switching and routing products that are optimized for AI data center, service provider and enterprise networks. In the data center market, our high capacity, low latency, switching silicon supports advanced protocols around virtualization and multi-pathing. Our Ethernet switching fabric technologies provide the ability to build highly scalable flat networks supporting tens of thousands of servers. Our service provider switch portfolio enables carrier networks to support prioritized delivery of data traffic in the wireless backhaul, access, aggregation and core of their networks. For enterprise networks, we offer product families with secure, encrypted switching capabilities and support lower power modes that comply with industry standards around energy efficient Ethernet.
•Custom Silicon Solutions: We provide advanced technology and intellectual property (“IP”) platforms for customers to design and develop application specific integrated circuits (“ASICs”) targeting AI and high-performance computing, networking and storage applications. Our custom silicon provides the platform to integrate embedded logic, memory, serializer/deserializer (“SerDes”) technology, IP cores and processor cores. ASICs are custom products built to individual customers specifications.
•Physical Layer Devices: These devices, also referred to as PHYs, are transceivers that enable the reception and transmission of Ethernet data packets over a physical medium such as copper wire or optical fibers. Our high performance Ethernet transceivers are built upon a proprietary digital signal processing communication architecture optimized for high-speed network connections and support the latest standards and advanced features, such as energy efficient Ethernet, data encryption and time synchronization. We also offer a range of automotive Ethernet products, including PHYs, switches and camera microcontrollers, to meet growing consumer demand for in-vehicle connectivity and smart vision.
•Fiber Optic Components: We supply a wide array of optical components to the Ethernet networking, storage, and access, metro- and long-haul telecommunication markets. Our optical components enable the high speed reception and transmission of data through optical fibers.
Mobile Device Connectivity Solutions. We provide a broad variety of RF semiconductor devices, wireless connectivity solutions, custom touch controllers and inductive charging solutions for the wireless market.
•RF Semiconductor Devices: Our RF semiconductor devices selectively filter, as well as amplify and route, RF signals. Filters enable modern wireless communication systems to support a large number of subscribers simultaneously by ensuring that the multiple transmissions and receptions of voice and data streams do not interfere with each other. We were among the first to deliver commercial film bulk acoustic resonator (“FBAR”) filters that offer technological advantages over competing filter technologies, to allow mobile handsets to function more efficiently in today's congested RF spectrum. FBAR technology has a significant market share within the cellular handset market. Our RF products include multi-chip module front-end modules that integrate transmit/receive switching and filtering functions for multiple frequency bands, filter modules and discrete filters, all using our proprietary FBAR technology.
Our expertise in FBAR technology, amplifier design, and module integration enables us to offer industry-leading performance in cellular RF transceiver applications.
•Connectivity Solutions: Our connectivity solutions include discrete and integrated Wi-Fi and Bluetooth solutions, and global positioning system/global navigation satellite system (“GPS/GNSS”) receivers, designed for use in mobile devices including smartphones, tablets and wearable products.
Wi-Fi allows devices on a local area network to communicate wirelessly, adding the convenience of mobility to the utility of high-speed data networks. We offer a family of high performance, low power Wi-Fi chipsets. Bluetooth is a low power technology that enables direct connectivity between devices. We offer Bluetooth silicon and software solutions that enable manufacturers to easily and cost-effectively add Bluetooth functionality. These solutions include combination chips that offer integrated Wi-Fi and Bluetooth functionality, which provides significant performance advantages over discrete solutions.
We also offer a family of GPS, assisted-GPS and GNSS semiconductor products, software and data services. These products are part of a broader location platform that leverages a broad range of communications technologies, including Wi-Fi, Bluetooth and GPS, to provide more accurate location and navigation capabilities.
•Custom Touch Controllers: Our touch controllers process signals from touch screens in mobile handsets and tablets.
•Inductive Charging ASICs: Our custom inductive charging ASIC devices offer high efficiency and are highly integrated solutions for mobile and wearable devices.
Servers and Storage System Solutions. We provide semiconductor solutions for enabling secure movement of digital data to and from host machines, such as servers, personal computers and storage systems, to the underlying storage devices, such as hard disk drives (“HDD”) and solid-state drives (“SSD”).
•SAS, RAID & PCIe Products: We provide serial attached small computer system interface (SAS) and redundant array of independent disks (RAID) controller and adapter solutions to server and storage system original equipment manufacturers (“OEMs”). These solutions enable secure and high-speed data transmission between a host computer, such as a server, and storage peripheral devices, such as HDD, SSD and optical disk drives and disk and tape-based storage systems. Some of these solutions are delivered as stand-alone semiconductors, typically as a controller. Other solutions are delivered as circuit boards, known as adapter products, which incorporate our semiconductors onto a circuit board with other features. RAID technology is a critical part of our server storage connectivity solutions as it provides protection against the loss of critical data resulting from HDD failures.
We also provide interconnect semiconductors that support the peripheral component interconnect express (“PCIe”) communication standards. PCIe is the primary interconnection mechanism inside computing systems today.
•Fibre Channel Products: We provide fibre channel host bus adapters, which connect host computers such as servers to FC SANs.
•Ethernet NIC Controllers: Our Ethernet NIC controllers are designed for high-performance virtualization, intelligent flow processing, secure data center connectivity, and machine learning.

•HDD & SSD Solutions: We provide read channel-based system-on-chip (“SoC”) and preamplifiers to HDD OEMs. These are the critical chips required to read, write and protect data. An HDD SoC is an integrated circuit (“IC”) that combines the functionality of a read channel, serial interface, memory and a hard disk controller in a small, high-performance, low-power and cost-effective package. Read channels convert analog signals that are generated by reading the stored data on the physical media into digital signals.
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
Broadband Solutions. We provide semiconductor solutions for enabling STBs and broadband access applications.
•Set-Top Box: We offer complete SoC platform solutions for cable, satellite, Internet Protocol television, over-the-top and terrestrial STBs. Our products enable global service providers to introduce new and enhanced technologies and services in STBs, including transcoding, digital video recording functionality, higher definition video processing, increased networking capabilities, and more tuners to enable faster channel change and more simultaneous recordings. We are also enabling service providers in deploying High Efficiency Video Coding (“HEVC”), a video compression format that is a successor to the H.264/MPEG-4 format. HEVC enables ultra-high definition (“Ultra HD”) services by effectively doubling the capacity of existing networks to deploy new or existing content. Our families of STB solutions support the complete range of resolutions, from standard definition to high definition to Ultra HD.
•Broadband Access: We offer complete SoC platform solutions for digital subscriber line (“DSL”), cable, passive optical networking (“PON”) and wireless local area network for both consumer premise equipment (“CPE”) and central office (“CO”) deployments. Our CPE devices are used in broadband modems, residential gateways and Wi-Fi access points and routers. Our CO devices, including DSL Access Multiplexer (“DSLAM”), cable modem termination systems and PON optical line termination medium access controllers, are empowering modern operator broadband infrastructure. Our products enable global service providers to continue deploying next generation broadband access technologies across multiple standards, including G.fast, Data Over Cable Service Interface Specifications (“DOCSIS”), PON and Wi-Fi to provide more bandwidth and faster speeds to consumers.
Factory Automation, Renewable Energy and Automotive Electronic Solutions. We provide a broad variety of products for the general industrial and automotive markets, including optocouplers, industrial fiber optics, industrial and medical sensors, motion encoders, light emitting diode devices, and Ethernet ICs. Our industrial products are used in a diverse set of applications, spanning industrial automation, power generation and distribution systems, medical systems and equipment, defense and aerospace, and vehicle subsystems including those used in electric vehicle powertrain, infotainment and advanced driver assistance systems.
Infrastructure Software
Our infrastructure software solutions offer customers greater choice and flexibility to build, run, manage, connect and protect applications and data at scale across data center and private and hybrid cloud environments.

The table below presents our software portfolios and their key offerings.

Software Portfolio	Portfolio Description	Key Portfolio Offerings
Private Cloud	•Cloud infrastructure that is ubiquitous, flexible, and integrated across on-premises, edge, public and partner clouds	• VMware Cloud Foundation
• VMware Cloud Foundation Edge
• VMware vSphere Foundation
• Private AI
• Live Recovery
• Telco Cloud Platform
Tanzu	•Comprehensive solutions for application development operations and optimization	• Tanzu Platform
• Tanzu Data Solutions
• Tanzu CloudHealth
• Tanzu Labs
VeloCloud
•Comprehensive software-defined network solutions that enable enterprise edge connectivity and performance over Internet, fixed wireless access and satellite while simplifying deployments and reducing costs
• SD-WAN and SASE
• VeloRAIN
• Fixed Wireless Access
Application Networking and Security
•Comprehensive software-defined solutions featuring lateral security that protects VCF application traffic from malware and ransomware, and application load balancing with the only plug-and-play app delivery and security solution for VCF private cloud
• Lateral Security Firewall
• Advanced Threat Protection
• Advanced Load Balancing
Mainframe Software	• DevOps, AIOps, Security, Workload Automation, Data Management, Foundational Software Solutions, and Beyond Code programs	• Operational Analytics & Management
• Workload Automation
• Database & Data Management
• Application Development & Testing
• Identity & Access Management
• Compliance & Data Protection
• Security Insights
• Beyond Code programs
Distributed Software	• Solutions that optimize the planning, development and delivery of business critical services	• ValueOps
• DevOps
• AIOps
Enterprise Security	• Comprehensive cybersecurity and compliance solutions that secure against threats and compliance risks by protecting users and data on any app, device, or network	• Endpoint Security
• Network Security
• Information Security
• Application Security
• Identity Security
FC SAN Management	• Solutions that transform current storage networks with autonomous SAN capabilities	• Fibre Channel Switch
Payment Security	• Arcot payment authentication network powered by 3-D Secure	• Payment Security Suite
Private Cloud Software Portfolio. Our private cloud infrastructure software delivers public cloud scale and agility with private cloud security, resilience and performance, and low overall total cost of ownership. Our VMware software supports customers’ digital innovation with faster infrastructure modernization, a unified cloud experience and better platform security and cyber resiliency. The full portfolio is available directly from Broadcom, resellers and distributors, hyperscale cloud providers, value-added OEMs and VMware cloud service provider partners. VMware Cloud Foundation (“VCF”) provides license portability, which enables customers to purchase subscriptions of VCF software and move their VCF environments between on-premises data centers and supported cloud endpoints. Advanced services for Private AI provide customers with the benefits of AI without having to compromise control of data, privacy, and compliance by bringing the AI model to customers’ data.
•VCF: VCF delivers integrated, enterprise-class compute, networking, storage, management, and security across any environment. VCF includes native Kubernetes to support both virtual machines and containerized workloads on a single platform, enables advanced AI and machine learning workloads at enterprise scale and offers integrated data services capabilities. Our solutions enhance our customers’ ability to continuously optimize performance and costs, protect the business from threats and enable the business to focus on outcomes instead of operations through advanced observability and insights.
•VMware Cloud Foundation Edge: The edge compute stack designed to deliver frictionless management of edge apps and infrastructure across many sites with limited resources. It efficiently manages infrastructure and applications at dispersed sites.
•vSphere Foundation IT Infrastructure Optimization: vSphere Foundation supports modern IT requirements by boosting operational efficiency, elevating security and supercharging workload performance, all in support of accelerating innovation.
•Private AI: This solution enables organizations to use generative AI technologies while addressing privacy and compliance needs of the organization.
•Live Recovery: This solution helps organizations combat the evolving threat landscape through solutions and technologies that enable organizational resilience through rapid recovery of applications, data and critical business services.
•Telco Cloud Platform: This solution supports network operations for telecom operators and communications service providers to modernize their infrastructure and allows them to create monetizable services. The modernization of the telecom infrastructure is critical to enabling operational agility, onboarding and delivering services much faster across domains and simplifying operations with automation.
Tanzu Software Portfolio. Our application development, operations and optimization solutions help leading enterprises deliver highly performant applications and best-in-class user experiences.
•Tanzu Platform: This cloud native application platform accelerates software delivery, providing platform engineering teams with enhanced governance and operational efficiency while reducing toil and complexity for development teams. Tanzu Platform includes access to content including enterprise-ready curated distributions of open source software technologies used for storing and processing data. It also includes Tanzu AI Solutions, a set of capabilities that help application teams deliver generative AI-powered, intelligent applications quickly, safely, and at scale. Tanzu Platform also offers teams full-stack visibility from applications to infrastructure and efficient modern application lifecycle management across public and private clouds with Cloud Foundry and/or with any conformant Kubernetes.
•Tanzu Data: A suite of data services that provides advanced analytical data warehouse capabilities and real-time transactions and processing at massive scale with an in-memory data grid with vector database capabilities for AI use cases.
•Tanzu CloudHealth: This solution simplifies financial management, streamlines operations, and improves organizational collaboration across the multi-cloud environment.
•Tanzu Labs: This service provides hands-on cloud native consulting services to help customers move software to production while strengthening platform engineering skills.
VeloCloud Portfolio. VeloCloud provides networking solutions to connect, secure and optimize workloads across distributed locations. By combining our VeloRAIN (Robust AI Networking) architecture with seamless connectivity and outcome-based quality of service, VeloCloud provides users and devices with compute and connectivity to optimize performance, security and reliability across fixed or mobile environments, while simplifying operations.
•SD-WAN and SASE: Our SD-WAN (software-defined wide area network) solution, whether a part of our SASE (secure access service edge) architecture offering or standalone, provides a platform for enterprises to distribute modern applications and advanced AI systems while delivering security and ubiquity of access for distributed applications. Our SD-WAN or SASE solutions bring software-defined networking, security and AIOps together to support ubiquitous access across fiber, cellular and satellite for optimal performance and availability for modern applications.
•VeloRAIN: Our architecture uses AI or machine learning to improve the performance and security of distributed workloads.
•Fixed Wireless Access: This solution provides enterprises with reliable 5G connectivity to businesses and enterprise branches at the edge while optimizing the network through intelligence and network programmability.
Application Networking and Security Software Portfolio. Our application networking and security software delivers zero-trust lateral security and load balancing solutions enabling global digital organizations to combat malware and ransomware. These software-defined solutions provide distributed and scale-out architectures, deep visibility, plug-and-play operations and self-service consumption. Customers can deploy our solutions at speed and operate them at scale across all their private cloud applications, which can reduce the total cost of ownership.

•Lateral Security Firewall: This solution enables access control for applications, protects against lateral movement of threats and provides security policy recommendations based on the workloads, and enables isolation of sensitive applications for enhanced regulatory compliance.
•Advanced Threat Prevention: This solution integrates multiple threat detection and prevention technologies to deliver comprehensive protection from malware and ransomware attacks, including utilizing behavior-based techniques and advanced correlations to identify lateral threat movement and ransomware threat campaigns.
•Advanced Load Balancing: This solution simplifies and accelerates application deployments and enhances application availability and resiliency to deliver load balancing at the speed of applications, allowing customers to leverage built-in automation to deploy load balancing as code as part of DevOps workflows for rapid infrastructure roll out.
Mainframe Software Portfolio. Our mainframe software provides market-leading DevOps, AIOps, Cybersecurity, Workload Automation, Data Management, and Foundational Software solutions which enable customers to embrace open tools and technologies, innovate with their mainframe as part of their hybrid environment, and extend the value of their mainframe investments. Our commitment to partnering with our customers goes beyond products and technology. Through our unique Beyond Code programs we address challenges such as skills development, staffing, change management and cost-saving initiatives that drive greater overall business success with the platform.
•Operational Analytics & Management: These solutions combine big data, machine learning and AI with mainframe expertise to deliver meaningful and actionable insights to augment and automate day-to-day operations and deliver exceptional customer experiences.
•Workload Automation: These solutions reduce manual effort by enabling customers to proactively optimize resources and orchestrate automation across enterprise applications and systems.
•Databases & Data Management: These high-performance databases and management tools store, organize, and manage mainframe data to ensure optimal performance, efficient administration, and reliability of critical systems. Customers can also manage their mainframe data storage using modern mainframe solutions that securely store data on any device that customers choose, including the cloud. These software-only solutions are designed to save on costs and maintain confidence in data security.
•Application Development & Testing: These solutions enable customers to accelerate software delivery while increasing code quality through the use of our agile processes and tools, and DevOps solutions. Our open-first strategy helps customers modernize their mainframe environment through the use of open source and open application programming technologies across people, process, tooling and applications, resulting in greater synergy and alignment with their corporate IT environment.
•Identity & Access Management: These solutions manage mainframe access and elevate it with modern practices such as multi-factor authentication and privileged user management, and support all external security managers.
•Compliance & Data Protection: These solutions protect crucial mainframe data to ensure compliance, identify risk, proactively respond to potential threats, and reduce those risks to lighten the load on security management with automated identification and authorization cleanup.
•Security Insights Platform: This solution helps ensure a trusted environment for customers and their employees by quickly interpreting and assessing mainframe security posture, identifying risks and developing remediation steps on an ongoing and ad hoc basis. This data is available for use with in-house tools for security information and event management.
•Beyond Code Programs: These value-added offerings help ensure our customers get the most out of their mainframe investments. These offerings unlock additional value for organizations in areas such as educating and upskilling the workforce, providing expert guidance and support for change events, and uncovering opportunities to improve efficiency and save costs.
Distributed Software Portfolio. Our distributed software solutions enable global enterprises to optimize the planning, development and delivery of software, powering their business-critical digital services. Our solutions are designed to enable customers to innovate, improve customer experience, and drive profitability by aligning business, development, and operational teams. Our products, organized in the domains of ValueOps, DevOps, and AIOps, deliver end-to-end visibility across all stages of the digital lifecycle and help our customers realize better business outcomes and better experiences for their customers.

•ValueOps: This solution delivers value stream management capabilities that enable customers to schedule, track, and manage work throughout its lifecycle from investment planning to execution. It aligns business and development teams across the enterprise, increasing transparency, reducing inefficiencies, and improving time to value.
•DevOps: This solution offers capabilities that empower users of our agile processes and tools to track development progress and deploy releases confidently with assurance of feature completeness, high-quality and reduced risk. Key stakeholders have a single view of key insights into release progress, health, quality, defect trends, and metrics that drive focus, gauge readiness, and help to ensure successful, quality releases.
•AIOps: This solution combines application, infrastructure and network monitoring and correlation with intelligent remediation capabilities to help customers create more resilient production environments and improve customer experience.
Enterprise Security Portfolio. Our Enterprise Security solutions help organizations and governments secure against threats and compliance risks by protecting their users and data on any app, device, or network. Our integrated cyber defense approach simplifies cybersecurity with comprehensive solutions designed to secure critical business assets across on-premises and cloud infrastructures. Enterprise Security solutions utilize rich threat intelligence from a global network of security engineers, threat analyst and researchers, as well as advanced AI and machine learning engines, enabling customers to protect data, connect authorized users with trusted applications, and detect and respond to the most advanced targeted attacks.
•Endpoint Security: Endpoints are the critical last line of defense against cyber attackers. Our Symantec and Carbon Black endpoint security solutions prevent, detect and respond to emerging threats across all devices and operating systems including laptops, desktops, tablets, mobile phones, servers and cloud workloads through an AI driven security console and single agent.
•Network Security: Email and web access are the lifeblood and essential communication means for every modern organization. We have a full array of network security solutions, as well as a shared set of advanced threat protection technologies to stop inbound and outbound threats targeting end users, information and key infrastructure.
•Information Security: Information protection and compliance is critical to managing risk. We offer integrated information security solutions, based on an efficient, single-policy that can be applied across the entire environment, to help organizations identify and protect risky users, applications and their most sensitive data everywhere across endpoints, on-premises networks, cloud services and private applications.
•Application Security: Applications are increasingly targeted by cyber attackers. Our solutions secure critical systems, prevent unwanted changes, and ensure continuous compliance with regulatory mandates. Carbon Black solutions employ a positive security model that secures often overlooked use cases such as end-of-life operating systems, critical systems, fixed function devices, and air-gapped systems.
•Identity Security: User identities are under attack by cyber criminals hoping to exploit their access and privileges and do harm. Our solution mitigates these attacks by positively identifying legitimate users, enforcing granular access control policies, and streamlining access governance to prevent unauthorized access to sensitive resources and data.
FC SAN Management. We also offer mission-critical FC SAN products designed to help customers reduce the cost and complexity of managing business information within a shared data storage environment, enabling high levels of availability of mission-critical applications in the form of modules, switches and subsystems incorporating multiple semiconductor products. We deliver reliable and simplified management of these FC SAN products through our software-based management tools designed to maximize uptime, dramatically simplify storage area networking deployment and management, and provide high levels of visibility and insight into the storage network. Our Brocade Fibre Channel switch products provide interconnection, bandwidth and high-speed switching between servers and storage devices which are in a FC SAN.
Payment Security Portfolio. Our payment security suite is a software as a service (“SaaS”)-based payment authentication service to help banks and merchants protect against fraud and ensure a hassle-free online shopping experience for their customers.

Research and Development
We are committed to continuous investment in product development and enhancement, with a focus on rapidly introducing new, proprietary products and releases. Many of our products have grown out of our own research and development efforts, and have given us competitive advantages in certain target markets due to performance differentiation. However, we opportunistically seek to enhance our capabilities through the acquisition of engineers with complementary research and development skills and complementary technologies and businesses. We focus our research and development efforts on the development of mission-critical, innovative, sustainable and higher value product platforms and those that improve the quality and stability in our broadly deployed products. We leverage our design capabilities in markets where we believe our innovation and reputation will allow us to earn attractive margins by developing high value-add products.
We plan to continue investing in product development, both organically and through acquisitions, to drive growth in our business. We also invest in process development and improvements to product features and functions, as well as fabrication capabilities to optimize processes for devices that are manufactured internally. Our field application engineers, design engineers, and product and software development engineers are located in many places around the world, and in many cases, near our top customers. This enhances our customer reach and our visibility into new product opportunities and, in the case of our semiconductor customers, enables us to support our customers in each stage of their product development cycle, from the early stages of production design to volume manufacturing and future growth. By collaborating with our customers, we have opportunities to develop high value-added, customized products for them that leverage our existing technologies. We anticipate that we will continue to make significant research and development investments in order to maintain our competitive position, and to ensure a continuous flow of innovative and sustainable product platforms.
Customers, Sales and Distribution
We sell our products through our direct sales force and a select network of distributors and channel partners globally. Distributors and OEMs, or their contract manufacturers, typically account for the substantial majority of our semiconductor sales. A relatively small number of customers account for a significant portion of our net revenue. Sales to distributors accounted for 48% and 57% of our net revenue for fiscal years 2024 and 2023, respectively. We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 40% and 35% of our net revenue for fiscal years 2024 and 2023, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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
Our software customers generally consist of large enterprises that have computing environments from multiple vendors and are in most major industries worldwide, including banks, insurance companies, other financial services providers, government agencies, global IT service providers, telecommunication providers, transportation companies, manufacturers, technology companies, retailers, educational organizations and health care institutions. Our private cloud infrastructure suite of solutions are available directly from Broadcom, resellers and distributors, hyperscale cloud providers, value-added OEMs and VMware cloud service provider partners. VCF provides license portability, which enables customers to purchase subscriptions of VCF software and move their VCF environments between on-premises data centers and supported cloud endpoints. We remain focused on strengthening relationships and increasing penetration within our existing core, mainframe, VMware, and Symantec endpoint customers and expanding the adoption of our enterprise software offerings with these customers. We believe our enterprise-wide license model will continue to offer our customers reduced complexity, more flexibility and an easier renewal process that will help drive revenue growth.

Manufacturing
We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we outsource a majority of our manufacturing operations, utilizing third-party foundry and assembly and test capabilities, as well as some of our corporate infrastructure functions. The majority of our front-end wafer manufacturing operations is outsourced to external foundries, including Taiwan Semiconductor Manufacturing Company Limited (“TSMC”). We use third-party contract manufacturers for a significant majority of our assembly and test operations, including TSMC, Advanced Semiconductor Engineering, Inc., Foxconn Technology Group, Amkor Technology, Inc. and Siliconware Precision Industries Co., Ltd. We use our internal fabrication facilities for products utilizing our innovative and proprietary processes, such as our FBAR filters for wireless communications and our vertical-cavity surface emitting laser and side emitting lasers based on GaAs and InP lasers for fiber optic communications, while outsourcing commodity processes such as standard CMOS. By doing so, we can protect our IP and accelerate time to market for our products. The majority of our internal III-V semiconductor wafer fabrication is done in the U.S. and Singapore.
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
Competition
The markets in which we participate are highly competitive. Our competitors range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. The competitive landscape is changing as a result of a trend toward consolidation within many industries, as some of our competitors have merged with or been acquired by other competitors, while others have begun collaborating with each other. We expect this consolidation trend to continue. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings and as new companies enter the market. Additionally, our ability to compete effectively depends on a number of factors, including: quality, technical performance, price, product features, product system compatibility, system-level design capability, engineering expertise, responsiveness to customers, new product innovation, product availability, delivery timing and reliability, and customer sales and technical support.
In semiconductor solutions, we compete with integrated device manufacturers, fabless semiconductor companies and the internal resources of large integrated OEMs, such as Advanced Micro Devices, Inc., Amlogic Inc., Analog Devices, Inc., Cisco Systems, Inc., Coherent Corp., Hamamatsu Photonics K.K., Heidenhain Corporation, iC-Haus GmbH, Intel Corporation, Lumentum Holdings Inc., MACOM Technology Solutions Holdings, Inc., Marvell Technology, Inc., MaxLinear, Inc., MediaTek Inc., Microchip Technology Incorporated, Mitsubishi Electric Corporation, Murata Manufacturing Co., Ltd., NVIDIA Corporation, NXP Semiconductors N.V., ON Semiconductor Corporation, OSRAM Licht AG, Qorvo, Inc., Qualcomm Inc., Realtek Semiconductor Corp., Renesas Electronics Corporation, Skyworks Solutions, Inc., STMicroelectronics N.V., Sumitomo Corporation, Synaptics Incorporated, Texas Instruments, Inc., TDK-EPC Corporation, Toshiba Corporation, and Wolfspeed, Inc. (f/k/a Cree, Inc.).
In infrastructure software, we compete with large enterprise software vendors who continue to expand their product and service offerings and consolidate offerings into broad product lines, and smaller, niche players focused on specific markets, such as Atlassian Corporation, Plc, BeyondTrust Corporation, BMC Software Inc., Cisco Systems, Inc., CrowdStrike Holdings, Inc., CyberArk Software, Ltd., Dino-Software Corporation, Fortinet, Inc., Hewlett Packard Enterprise Company, International Business Machines Corporation, Microsoft Corporation, New Relic, Inc., OpenText Corporation, Oracle Corporation, Palo Alto Networks, Inc., Proofpoint, Inc., Rocket Software, Inc., SailPoint Technologies Holdings, Inc., Salesforce.com, Inc., ServiceNow, Inc., SolarWinds Corporation, Versa Networks, Inc., and Zscaler, Inc.
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

As of November 3, 2024, we had 20,870 U.S. and other patents and 2,650 U.S. and other pending patent applications. The expiration dates of our patents range from 2024 to 2043, with a small number of patents expiring in the near future, none of which are expected to be material to our IP portfolio. We are not substantially dependent on any single patent or group of related patents.
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
In addition, the proprietary portions of our source code for our infrastructure software products are protected both as a trade secret and as copyrighted works. Except with respect to software components that are subject to open source licenses, our customers do not generally have access to the source code for our products. Rather, on-premises customers typically access only the executable code for our products, and SaaS customers access only the functionality of our SaaS offerings. Under certain contingent circumstances, some of our customers are beneficiaries of a source code escrow arrangement that would enable them to obtain a limited right to access and use our source code if specific conditions are met.
Employees
Our continued success depends on our ability to attract, motivate and retain our workforce in a highly competitive labor market. Specifically, as the source of our technological and product innovations, our engineering and technical personnel are a critical asset.
We measure our employees’ engagement by our voluntary attrition rate and employee feedback. Our global voluntary attrition rates in fiscal year 2024 were approximately 2.9% (excluding employees who joined Broadcom as a result of the VMware Merger) and approximately 6.2% (including employees who joined Broadcom as a result of the VMware Merger), which are both below the technology industry benchmark (AON, 2024 Salary Increase and Turnover Study — Second Edition, September 2024).
We also track the portion of our workforce in research and development roles. As of November 3, 2024, we had approximately 37,000 employees worldwide, with approximately 55% in research and development roles. By geography, approximately 48% of our employees are located in North America, 36% in Asia, and 16% in Europe, the Middle East and Africa.
Governmental Regulation
We are subject to numerous regulations and laws in the United States and abroad involving matters central to our business. Many of these laws and regulations are evolving and their applicability and scope, as interpreted by the courts, remain uncertain.
We are subject to regulation by the U.S. Occupational Safety and Health Administration and similar health and safety laws in other jurisdictions. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental, health and safety laws to our business will not require us to incur significant expenditures.
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
Seasonality
Historically, our net revenue has typically been higher in the second half of the fiscal year than in the first half, primarily due to seasonality in our wireless communications products. These products have historically experienced seasonality due to launches of new mobile devices manufactured by our OEM customers. However, from time to time, typical seasonality and industry cyclicality are overshadowed by other factors such as wider macroeconomic effects, the timing of customer deployments, significant product transitions and launches by large OEMs, particularly with our AI and wireless communications products. We have a diversified business portfolio and we believe that our overall revenue is less susceptible to seasonal variations as a result of this diversification.
Available Information
Our website is www.broadcom.com. At the “Investor Center” page on this website, we promptly make available free of charge the reports we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) with the Securities and Exchange Commission (the “SEC”), as well as our proxy statements. Such periodic reports, proxy statements and other information are also available at the SEC’s website at www.sec.gov. The information posted on our website is not incorporated into this Annual Report on Form 10-K.
Information About Our Executive Officers
The following table provides information regarding our executive officers as of December 20, 2024:

Name and Title	Age	Position and Offices
Hock E. Tan	73	President, Chief Executive Officer and Director
Kirsten M. Spears	60	Chief Financial Officer and Chief Accounting Officer
Mark D. Brazeal	56	Chief Legal and Corporate Affairs Officer
Charlie B. Kawwas, Ph.D.	54	President, Semiconductor Solutions Group
Hock E. Tan has served as our President and Chief Executive Officer since March 2006. He was President and Chief Executive Officer at Integrated Circuit Systems, Inc. (“ICS”), a publicly traded timing solutions IC company, from 1999 until its acquisition by Integrated Device Technology, Inc. in 2005. He also served in a number of executive positions at ICS, including Chief Operating Officer from 1996 to 1999 and Senior Vice President and Chief Financial Officer from 1995 to 1999. He was Vice President of Finance at Commodore International, Ltd. from 1992 to 1994, and held senior management positions at PepsiCo, Inc. and General Motors Corporation. He was also managing director of Pacven Investment, Ltd., a venture capital fund in Singapore, from 1988 to 1992, and was managing director of Hume Industries Ltd. in Malaysia from 1983 to 1988.
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

ITEM 1A.     RISK FACTORS
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. The following material factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations, cash flows, our reputation or the trading price of our common stock.
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
•Failure to realize the benefits expected from the VMware Merger could adversely affect our business and the value of our common stock.
•We have pursued, and may in the future pursue mergers, acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.
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
•A significant reduction in demand or loss of one or more of our significant customers may adversely affect our business.
•We operate in the highly cyclical semiconductor industry.
•We make investments in research and development and the slow or unsuccessful return of our investments in research and development could adversely affect us.
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
•We may be involved in legal proceedings that could materially adversely affect our business.
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

•Our sales to government customers subject us to uncertainties and additional governmental regulations.
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
•We must comply with a variety of technical standards, domestic and international laws and regulations in the manufacture and distribution of our semiconductors.
•Environmental, social and governance matters may adversely affect our relationships with customers and investors.
Risks Relating to Our Taxes
•Our income taxes and overall cash tax costs are affected by a number of factors that could have a material, adverse effect on our financial results.
•If our tax incentives or tax holiday arrangements change or cease to be in effect or applicable, our corporate income taxes could significantly increase.
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
A general slowdown in the global economy or in a particular region or industry, other unfavorable changes in economic conditions, such as inflation, higher interest rates, tightening of the credit markets, recession or slowing growth, or an increase in trade tensions with U.S. trading partners could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast operating results, and may make it more difficult to raise or refinance debt. An escalation of trade tensions between the U.S. and China has resulted in trade restrictions, increased protectionism and increased tariffs that harm our ability to participate in Chinese markets or compete effectively with Chinese companies. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the U.S. and its trading partners, especially China, and the decoupling of the U.S. and China economies, could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers and consumers to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to such restrictions or tariffs, (iii) lead to the insolvency or consolidation of key suppliers and customers, and (iv) intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.
Our business is subject to various governmental regulations. Compliance with these regulations may cause us to incur significant expense and failure to maintain compliance with applicable regulations could adversely affect our business.
Our business is subject to various domestic and international laws and other legal requirements, including anti-competition and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders. These laws, regulations and orders are complex, may change frequently and with limited notice, and generally become more stringent over time. We may be required to incur significant expense to comply with, or to remedy violations of, these regulations. In addition, if our customers fail to comply with these regulations, we may be required to suspend sales to these customers, which could damage our reputation and negatively impact our results of operations. The U.S. government may continue to add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries, which have had and may in the future have an adverse effect on our revenue and our ability to sell our products. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with China, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products. Furthermore, government authorities may take retaliatory actions, impose conditions for the supply of products or require the license or other transfer of IP, which could have a material adverse effect on our business.
Our products and operations are also subject to regulation by U.S. and non-U.S. regulatory agencies, such as the U.S. Federal Trade Commission. We have previously been, and may in the future be, involved or required to participate in regulatory investigations or inquiries, such as the ongoing investigation by the Korean Fair Trade Commission into certain of our contracting and business practices, which have previously and may in the future evolve into legal or other administrative proceedings. Growing public concern over concentration of economic power in corporations is leading to increased anti-competition legislation, regulation, administrative rule making and enforcement activity. Involvement in regulatory investigations or inquiries can be costly, lengthy, complex and time consuming, diverting the attention and energies of our management and technical personnel. If any pending or future governmental investigations result in an unfavorable resolution, we could be required to cease the manufacture and sale of the subject products or technology, pay fines or disgorge profits or other payments, and/or cease certain conduct and/or modify our contracting or business practices, which could have a material adverse effect on our business, financial condition and results of operations.
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
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•changes in political, regulatory, legal or economic conditions, geopolitical turmoil (including China-Taiwan relations), including terrorism, war or political or military coups, state-sponsored or politically motivated cyber-attacks, or civil disturbances or political instability (foreign and domestic);
•restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments, data privacy regulations, climate change regulations and trade protection measures, including increasing protectionism, import/export restrictions (including with regards to advanced technologies), import/export duties and quotas, trade sanctions and customs duties and tariffs, all of which have increased and may further increase;
•changes in global tax regulations;
•difficulty in obtaining product distribution and support, and transportation delays;
•potential inability to localize software products;
•difficulty in enforcing contracts, collecting accounts receivables and maintaining appropriate financial controls;
•difficulty in conducting due diligence with respect to business partners;
•public health or safety concerns, medical epidemics or pandemics, and other natural- or man-made disasters; and
•nationalization of businesses and expropriation of assets.
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
As part of our integration of the VMware business, we are focusing on VMware’s core business of creating private cloud environments on-premises among large enterprises globally and divesting non-core assets. If VMware customers do not accept our business strategy, including our transition from a perpetual to a subscription licensing model and our simplified product portfolio, the investments we have made or may make to implement our strategy may be of no or limited value, we may lose significant customers, our financial results may be adversely affected and our stock price may suffer.
Although we expect significant benefits to result from the VMware Merger, if we do not successfully manage the challenges inherent in integrating an acquired business, we may not realize these benefits, and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. Achieving these benefits will depend, in part, on our ability to integrate VMware's business successfully and efficiently and VMware customers accepting our business strategy, including our transition from a perpetual to a subscription licensing model and our simplified product portfolio. The successful integration of the VMware business has required, and will continue to require, significant management attention, and may divert the attention of management from other business and operational issues.
We have pursued, and may in the future pursue, mergers, acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.
Our growth strategy includes acquiring or investing in businesses that offer complementary products, services and technologies, or enhancing our market coverage or technological capabilities. Any acquisitions we may undertake, including the VMware Merger, and their integration involve risks and uncertainties, which could impede the execution of our business strategy, such as:
•U.S. and non-U.S. regulatory approval may take longer than anticipated, not be forthcoming or contain burdensome conditions;
•unexpected delays, challenges and related expenses, and disruption of our business;
•diversion of management’s attention from daily operations and the pursuit of other opportunities;
•incurring significant restructuring charges and amortization expense, assuming liabilities and ongoing or new lawsuits, potential impairment of acquired goodwill and other intangible assets, and increasing our expenses and working capital requirements;
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
From time to time, we seek to divest or wind down portions of our business or exit minority investments, any of which could materially affect our cash flows and results of operations. Such dispositions involve risks and uncertainties, including disruption to other parts of our business, potential loss of employees or customers, or exposure to unanticipated liabilities or ongoing obligations following any such dispositions. In addition, dispositions may include the transfer of technology and/or the licensing of certain IP rights to third-party purchasers that limits our ability to utilize such IP rights or assert these rights against third parties. Such events could have a material adverse impact on our business and operations.
We are subject to risks associated with our distributors and other channel partners, including product inventory levels and product sell-through.
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 48% of our net revenue in fiscal year 2024 and are subject to a number of risks, including:
•fluctuations in demand based on our distributors’ product inventory levels, and the timing of delivery to and demand of end customers;
•our distributors and other channel partners are generally not subject to minimum sales requirements or any obligation to market our products to their customers and may market and distribute competing products; and

•our distributors’ and other channel partners’ agreements are generally nonexclusive and may be terminated at any time without cause.
Our dependence on channel partners has increased following the VMware Merger. Failure to maintain good relationships with our distributors and channel partners could adversely impact our business. In addition, we sell our semiconductor products through an increasingly limited number of distributors, which exposes us to additional customer concentration and related credit risks.
From time to time, we enlist our distributors and channel partners to lead go-to-market and customer relationships for certain products, such as our Accelerate Program and Catalyst Initiative for certain infrastructure software products, with certain sole distribution relationships by region. To the extent these distributors and channel partners fail to maintain good relationships with our customers or we are unable to continue enlisting our distributors and channel partners to lead go-to-market and customer relationships, our business, operating results and cash flow may be adversely impacted.
We do not always have a direct relationship with the end customers of our products. As a result, our semiconductor products may be used in applications for which they were not necessarily designed or tested, and the misuse or failure of our semiconductor products could result in significant liabilities to us, damage our reputation and harm our business, operating results and cash flow.
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
Our future success depends on our ability to attract, retain and motivate qualified personnel. As the source of our technological and product innovations, our engineering and technical personnel, such as our AI-related product engineers and cybersecurity experts, are a significant asset. Competition for these employees is significant in many areas of the world in which we operate, particularly in Silicon Valley and Southeast Asia where qualified engineers are in high demand. In addition, current or future immigration laws may make it more difficult to hire or retain qualified engineers, further limiting the pool of available talent. We believe equity awards provide a powerful long-term retention incentive and have historically granted these awards to the substantial majority of our employees. If we are unable to continue our current equity granting philosophy or our stock underperforms, this could impair our efforts to attract and retain necessary personnel. Any inability to retain, attract or motivate such personnel and provide competitive employment benefits could have a material adverse effect on our business, financial condition and results of operations.
Cyber security threats or other security breaches, or any other impairment of the confidentiality, integrity or availability of our IT systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business.
Our business depends on a wide variety of complex IT systems and services, including cloud-based and other critical corporate services relating to, among other things, product research and development, financial reporting, product orders and fulfillment, HR, benefit plan administration, IT network management, and electronic communication and collaboration services. These systems and services are both internally managed and outsourced, and in many cases we rely upon third-party data centers. Any failure of these internal or third-party systems and services to operate effectively could disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations. Our operations are dependent upon our ability to protect our IT infrastructure against damage from business continuity events that could have a significant disruptive effect. Although these systems are designed to protect and secure our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information, we are, out of necessity, dependent on our vendors to adequately address cybersecurity threats to their own systems. In addition, software products we use and technologies produced by us have occasionally had in the past and may have in the future, vulnerabilities that, if left unmitigated, could reduce the overall level of security of the systems on which the software is installed.
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
Accidental or willful security breaches or other unauthorized access to our information systems or the systems of our service providers and business partners, or the existence of computer viruses or malware (such as ransomware) in our or their data or software have in the past exposed, and could in the future expose, us to a risk of information loss, business disruption, and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees or third parties. Such an event could disrupt our business and result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, significant remediation costs, disruption of key business operations and significant diversion of our resources, as well as fines and other sanctions resulting from any regulatory non-compliance, any of which could have a material adverse effect on our business, profitability and financial condition. While we may be entitled to damages if our vendors fail to perform under their agreements with us, any award may be insufficient to cover the actual costs incurred by us and, as a result of a vendor’s failure to perform, we may be unable to collect any damages.
Despite our internal controls and investment in security measures, we have, from time to time, been subject to disruptive cyber-attacks and unauthorized network intrusions and malware on our own IT networks or those of our service providers or business partners. Although no such cybersecurity incidents have been material to us, we continue to devote resources to protect our systems and data from unauthorized access or misuse, and we may be required to expend greater resources in the future. Businesses we acquire have previously increased, and may continue to increase, the scope and complexity of our IT networks, and this has, from time to time, increased our risk exposure to cyber-attacks when there are difficulties integrating diverse legacy systems that support operations for the acquired businesses.
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
U.S. and non-U.S. regulators, as well as customers and service providers, have also increased their focus on cybersecurity vulnerabilities and risks. Compliance with laws, regulations, and contractual provisions concerning privacy, cybersecurity, secure technology development, data governance, data protection, confidentiality and IP could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties and may also increase our overall compliance burden. See also “Failure of our software products to manage and security IT infrastructures and environments could have a material adverse effect on our business.”
The majority of our sales have historically come from a small number of customers and a reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We have historically depended on a small number of end customers, OEMs, their respective contract manufacturers (“CMs”) and certain distributors for a majority of our business and revenue. For fiscal year 2024, sales to distributors accounted for 48% of our net revenue. We believe aggregate sales, through all channels, to our top five end customers accounted for approximately 40% of our net revenue for fiscal year 2024. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material adverse developments experienced by these customers.

Our semiconductor customers are not generally required to purchase specific quantities of products. Even when customers agree to source an agreed portion of their product needs from us, such arrangements often include pricing schedules or methodologies that apply regardless of the volume of products purchased, and those customers may not purchase the amount of product we expect. As a result, we may not generate the amount of revenue or achieve the level of profitability we expect under such arrangements. Moreover, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regard to pricing and contractual terms in general. Some customers may even reduce the amount of products or decline to purchase due to their internal development of the products. The loss of, or any substantial reduction in sales to, any of our top customers, including our hyperscale customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We operate in the highly cyclical semiconductor industry.
The semiconductor industry is highly cyclical and is characterized by rapid price erosion, wide fluctuations in product supply and demand, constant and rapid technological change, evolving technical standards, evolving markets such as AI, frequent new product introductions, and short product life cycles. From time to time, these factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry and in our business. The market for AI-related products has resulted in a significant upturn in certain segments of the industry resulting in record revenue, which may not be sustainable. Previously the industry experienced a significant upturn due to a supply imbalance that resulted in record profitability and increases in average selling prices, which was followed by a down-cycle resulting in diminished demand for end-user products, high inventory levels and periods of inventory adjustment, and elimination of expedite fees. Historically, such down-cycles have also been characterized by under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, which can lead to reduced profitability and a decline in our stock price. The Creating Helpful Incentives to Produce Semiconductors for America Act could also result in an increase in supply leading to excess inventory and a decrease in average selling prices. We expect our business to continue to be subject to cyclical downturns even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, our net revenue may decline and our financial condition and results of operations may suffer.
We make investments in research and development and the slow or unsuccessful return of our investments could materially adversely affect our business, financial condition and results of operations.
The industries in which we compete are characterized by rapid technological change, new technological trends such as AI and cloud computing, changes in customer requirements, frequent new product introductions and enhancements, short product cycles, evolving industry standards and new delivery methods. In addition, to compete successfully in the semiconductor industry, we must continue to develop and respond to technological advancements and requirements, such as low-power consumption, higher bandwidth and increase in the number of clusters. Failure to successfully develop increasingly advanced technologies, including ASICs such as custom AI accelerators or XPUs and other AI-related products, could impair our competitive position. In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development. If we fail to timely develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, or if new competitive technologies that we do not support become widely accepted, demand for our products such as our custom AI accelerators or XPUs and other AI-related products may be reduced. Increased investments in research and development, or slow or unsuccessful research and development efforts, would have a negative impact on our financial results.
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
Winning a product design does not guarantee sales to a customer. Customers could delay or cancel plans, fail to qualify our products, reduce or discontinue use of our products or fail to successfully market and sell their products, which could reduce demand for our products and cause us to hold excess inventory, materially adversely affecting our business, financial condition and results of operations. In addition, the timing of design wins is unpredictable and implementing production for a major design win or multiple design wins at the same time, such as our design wins for our custom AI accelerators or XPUs and other AI-related products, may strain our resources and those of our CMs. In such event, we may be forced to dedicate significant additional resources such as product engineering and incur additional costs and expenses, which we expect to continue for our AI-related products. These risks are exacerbated by the fact that many of our products, such as our AI-related products, are dependent on our continued success in the development and quality of our products and product engineering.

Dependence on contract manufacturing and suppliers of critical components within our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.
We operate a primarily outsourced manufacturing business model that principally utilizes CMs, such as third-party wafer foundries. Our semiconductor products require wafer manufacturers with state-of-the-art fabrication equipment and techniques, and most of our products are designed to be manufactured in a specific process, typically at one particular fab or foundry, either our own or with a particular CM. Qualifying and establishing reliable production at acceptable yields with a new CM, if at all, is a lengthy and often expensive process.
We depend on our CMs to allocate sufficient manufacturing capacity to meet our needs, to produce products of acceptable quality at acceptable yields, and to deliver those products to us on a timely basis. We do not generally have long-term capacity commitments with our CMs and substantially all of our manufacturing services are on a purchase order basis with no minimum quantities. Further, our CMs may fail to timely develop or successfully implement new, advanced manufacturing processes, including transitions to smaller geometry process technologies. From time to time, our CMs may also cease to, or become unable to, manufacture a component for us.
TSMC, one of our CMs, manufactured approximately 95% of the wafers manufactured by our CMs during fiscal year 2024. We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.
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
We purchase a significant amount of the materials, including components, used in our products from a limited number of suppliers.
Our manufacturing processes and those of our CMs rely on many materials, including silicon, GaAs and InP wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During fiscal year 2024, we purchased approximately two-thirds of our manufacturing materials from five materials suppliers, some of which are single source suppliers. The lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials suppliers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices, any of which could disrupt supply or increase demand in the industry. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. Any such supply constraints could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
A prolonged disruption of our or our suppliers’ manufacturing facilities, research and development facilities, warehouses or other significant operations could have a material adverse effect on our business, financial condition and results of operations.
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. Our Fort Collins and Breinigsville facilities are the sole sources for the FBAR components used in many of our wireless devices and for the InP-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our CMs and suppliers, are concentrated in the same geographic regions of California and the Pacific Rim, which have above average seismic activity and severe weather activity, and increases the risk of natural disasters impacting multiple suppliers. In addition, a significant majority of our research and development personnel are located in the Czech Republic, India, Israel, and the U.S., and our primary warehouse is in Malaysia.
A prolonged disruption at or shut-down of one or more of our manufacturing facilities or warehouses or those of our CMs or suppliers, due to natural- or man-made disasters or other events outside of our control, such as climate change, water shortages, political unrest, military conflicts, geopolitical turmoil, trade tensions, government orders, labor shortages, medical epidemics, economic instability, equipment failure or for any other reason, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. To date, such events have not had a material adverse effect on our business. However, such an event could disrupt our operations, forgo revenue opportunities, potentially lose market share, result in us being unable to timely satisfy customer demand, expose us to claims by our customers, result in significant expense to repair or replace our affected facilities, and, in some instances, could significantly curtail our research and development efforts in a particular product area or target market, any of which could materially and adversely affect our business. This disruption could also prevent our customers from resuming their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. Such events could also result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
Failure to adjust our manufacturing and supply chain to accurately meet customer demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on contract manufacturing and outsourcing, internal fabrication utilization and other resource requirements, based on customer requirements or estimates thereof, which may not be accurate. Many factors could impact our estimates of customers’ demands, including changes in product development cycles, competing technologies and product releases, new or unexpected end-user products, such as demand for AI-related products, and changes in business and economic conditions. If we are unable to timely respond to changes in customer demand, this could damage our customer relationships, harm our reputation, prevent us from taking advantage of opportunities and adversely impact our business, financial condition and results of operations.
We may be unable to maintain appropriate manufacturing capacity or product yields at our own manufacturing facilities, which could adversely affect our relationships with our customers, and our business, financial condition and results of operations.
We must maintain appropriate capacity and product yields at our own manufacturing facilities to meet anticipated customer demand. From time to time, this requires us to invest in expansion or improvements of those facilities, which may not be sufficient or in time, to meet customer demand and we may have to put customers on product allocation, forgo sales or lose customers as a result. Conversely, if we overestimate customer demand, we would experience excess capacity and fixed costs at these facilities will not be fully absorbed, which could adversely affect our results of operations. Similarly, reduced product yields, due to design or manufacturing issues or otherwise, may involve significant time and cost to remedy and cause delays in our ability to supply product to our customers, all of which could cause us to forgo sales, incur liabilities or lose customers, and harm our results of operations.
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
The industries in which we operate are characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and vigorously pursuing, protecting and enforcing IP rights, including actions by patent-holding companies that do not make or sell products. From time to time, third parties assert against us and our customers and distributors their IP rights to technologies that are important to our business. We may be required to indemnify our customers or purchasers for third-party IP infringement claims, including costs to defend those claims, and payment of damages in the case of adverse rulings. However, our CMs and suppliers may or may not be required to indemnify us should we or our customers be subject to such third-party claims. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. If any pending or future proceedings result in an adverse outcome, we could be required to:
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
The growth of our software business depends on demand for our data center virtualization products, as well as customer acceptance of our products, services and business strategy.
Many of our software products and services are based on data center virtualization and related hybrid-cloud technologies used to manage distributed computing architectures, which form the foundation for hybrid-cloud computing. Enabling businesses to modernize applications and efficiently implement their hybrid-cloud services presents new and difficult technological, operational and compliance challenges. If businesses build new or shift existing compute workloads off-premises to public cloud providers, this could limit the market for on-premises deployments of our data center virtualization products. Current and future customers may not perceive benefits associated with adopting our hybrid-cloud and enterprise-grade private cloud platform or our simplified product portfolios. If demand is significantly less than anticipated or we fail to realize the expected returns on our business strategy, our business, financial condition, results of operations and cash flows may be adversely affected.
If our software products do not remain compatible with ever-changing operating environments, platforms, or third-party products, demand for our products and services could decrease, which could materially adversely affect our business.
We may be required to make substantial modification of our products to maintain compatibility with operating systems, systems software and computer hardware used by our customers or to provide our customers with desired features or capabilities. We must also continually address the challenges of dynamic and accelerating market trends and competitive developments, such as the emergence of advanced persistent threats in the security space, to compete effectively. There can be no assurance that we will be able to adapt our products in response to these developments.
Further, our software solutions interact with a variety of software and hardware developed by third parties, as well as cloud providers. If we lose access to third-party code and specifications for the development of code or cloud providers fail to support our products or otherwise limit the functionality, compatibility or certification of our products or otherwise impose unfavorable terms and conditions, this could negatively impact our ability to develop compatible software. This could result in higher research and development costs for the enhancement and modification of our existing products or development of new products. Any additional restrictions could materially adversely affect our business, financial condition and operating results and cash flow.
Failure to enter into software license agreements on a satisfactory basis could materially adversely affect our business.
Many of our existing software customers have multi-year enterprise software license agreements, some of which involve substantial aggregate fee amounts. These customers often do not have a contractual obligation to purchase additional solutions and often have termination for convenience clauses without payment of a substantive penalty. The failure or inability to renew customer agreements of similar scope, on terms that are commercially attractive to us, could materially adversely affect our business, financial condition and operating results and cash flow, or software license agreements without termination for convenience clauses could cause our operating results to fluctuate.
Our use of open source software in certain products and services could materially adversely affect our business, financial condition, operating results and cash flow.
Many of our products and services incorporate open source software, the use of which may subject us to certain conditions, including the obligation to offer such products for no cost or to make the proprietary source code of those products publicly available. Open source licenses are generally “as-is” and do not provide warranties, support or assurance of title or controls on origin, which may expose us to potential liability if the software fails to work or has security vulnerabilities.
Although we monitor our use of open source software to avoid subjecting our products to unintended conditions and security vulnerabilities, we may receive third-party claims regarding our compliance with the conditions of such open source licenses and we may be required to take steps to remedy an alleged infringement or noncompliance, including modifying or releasing our product code or paying damages.
Our sales to government customers subject us to uncertainties and governmental regulations, which could have a material adverse effect on our business.
Our contracts signed with the U.S. federal, state and local government and non-U.S. government agencies are generally subject to annual fiscal funding approval and may be renegotiated or terminated at the discretion of the government. Termination, renegotiation or the lack of funding approval for a contract could adversely affect our sales, revenue and reputation. Additionally, our government contracts and our arrangements with channel partners who may sell directly to government customers are generally subject to requirements that may generally not be present in commercial contracts and/or may be complex, as well as audits and investigations. Failure to meet contractual requirements could result in various civil and criminal actions and penalties, and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, which could materially adversely affect our business, financial condition, operating results and cash flow.
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
•fluctuations in the levels of component or product inventories held by our customers, which may lead to increased requests to delay shipment of our semiconductor products;
•the shift to cloud-based IT solutions and services, such as hyperscale computing, which may adversely affect the timing and volume of sales of our semiconductor products for use in traditional enterprise data centers;
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
•timing and amount of research and development and related new product expenditures, and the timing of receipt of any research and development grant monies; and
•timing of any regulatory changes, particularly with respect to trade sanctions and customs duties and tariffs, and tax reform, or changes in the interpretation or enforcement of existing requirements.
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
Some of our competitors have longer operating histories, greater name recognition or presence in key markets, a larger installed customer base, larger technical staff, a more comprehensive IP portfolio or better patent protection, more established relationships with vendors or suppliers, or greater manufacturing, distribution, financial, research and development, technical and marketing resources than us. We face competition from companies that receive financial and other support from their home country government, customers who develop competing products, public cloud providers, numerous smaller companies that specialize in specific aspects of the highly fragmented software industry, open source authors who provide software and IP for free, and competitors who offer their products through try-and-buy or freemium models.
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
Our success depends in part upon protecting our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks and trade secrets, as well as customary contractual protections with our customers, suppliers, employees and consultants. We spend significant resources to monitor and protect our IP rights, including the unauthorized use of our products and usage rates of the software seat licenses and subscriptions that we sell. Even with significant expenditures, we may not be able to protect the IP rights that are valuable to our business or have sufficient IP rights to protect our products or our business. Further, effective IP protection may be unavailable or more limited in other jurisdictions, relative to those protections available in the U.S., and may not be applied for or may be abandoned in one or more relevant jurisdictions. In addition, when patents expire, we lose the protection and competitive advantages they provided to us.
We also generate revenue from licensing royalty payments and from technology claim settlements relating to certain of our IP. Licensing of our IP rights, particularly exclusive licenses, may limit our ability to assert those IP rights against third parties, including the licensee of those rights. In addition, from time to time, we acquire companies with IP that is subject to licensing obligations to other third parties. These licensing obligations have extended, and may in the future extend, to our own IP, limiting our ability to assert our IP rights.
From time to time, we pursue litigation to assert our IP rights, including, in some cases, against our customers and suppliers. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. Conversely, third parties have and may in the future pursue IP litigation against us, including as a result of our IP licensing business. Any inability to adequately protect our IP could limit the value of our technology, result in the loss of opportunities to sell or license our technology to others or limit our collection of royalty payments, any of which could negatively impact our business, financial condition and results of operations.
In addition, from time to time, we obtain or renew IP licenses. Our inability to obtain or renew these licenses on acceptable terms, or at all, could have a material adverse effect on our business and results of operations.
We are subject to warranty claims, product recalls and product liability.
From time to time, we may be subject to warranty or product liability claims that may lead to significant expense. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest customers, are potentially unlimited. Any such liabilities may greatly exceed any revenue we receive from the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially adversely affect our financial condition and results of operations. We may also be exposed to such claims as a result of any acquisition we may undertake in the future. Product liability insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims, or we may elect to self-insure with respect to certain matters. Although we maintain reserves for reasonably estimable liabilities and purchase product liability insurance, our reserves may be inadequate to cover the uninsured portion of such claims.
The complexity of our products could result in unforeseen delays or expense or undetected defects or bugs, which could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.
Highly complex products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions, software documentation or enhancements are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not discovered until after we have commenced commercial production or deployment, we may be required to incur additional development costs and product recall, repair or replacement costs. Significant technical challenges also arise with our software products because our customers license and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. As a result, if there is system-wide failure or an actual or perceived breach of information integrity, security or availability occurs in one of our end-user customer’s system, it can be difficult to determine which product is at fault and we could ultimately be harmed by the failure of another supplier’s product. Consequently, our reputation may be damaged and customers may be reluctant to buy our products and we may have to invest significant capital and other resources, which could materially and adversely affect our ability to retain existing customers and attract new customers. As a result, our financial results could be materially adversely affected.

We collect, use, store, or otherwise process personal information, which subjects us to privacy and data security laws and contractual commitments, and our actual or perceived failure to comply with such laws and commitments could harm our business.
We collect, use and store (collectively referred to as “process” in this paragraph) a high volume, variety and velocity of certain personal information in connection with the operation of our business. This creates various levels of privacy risks across different parts of our business, depending on the type of personal information, the jurisdiction in question and the purpose of their processing. The personal information we process is subject to an increasing number of federal, state, local, and foreign laws and regulations regarding privacy and data security, as well as contractual commitments. Privacy legislation and other data protection regulations, enforcement and policy activity in this area are expanding rapidly in many jurisdictions and creating a complex regulatory compliance environment. Sectoral legislation, certification requirements and technical standards applying to certain categories of our customers, such as those in the financial services or public sector, have exacerbated this trend. The cost of complying with and implementing these privacy-related and data governance measures could increase depending on any additional burdensome security, business processes, or business record or data localization requirements. Concerns about government interference, sovereignty and expanding privacy, cybersecurity and data governance legislation could adversely affect our customers and our products and services, particularly in cloud computing, AI and our own data management practices. The theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims. Any inadvertent failure or perceived failure by us to comply with privacy, data governance or cybersecurity obligations may result in governmental enforcement actions, litigation, substantial fines and damages, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
Environmental, social and governance (“ESG”) matters may adversely affect our relationships with customers and investors and increase compliance costs.
There is an increasing focus from lawmakers, regulators, investors, customers, employees and other stakeholders concerning ESG matters, including environment, climate, water, diversity and inclusion, human rights and governance transparency. A number of our customers have adopted, or may adopt, procurement policies that include ESG provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose ESG-related policies, practices and metrics. In addition, various jurisdictions have adopted, or are developing, complex and lengthy ESG-related laws or regulations that may be difficult to comply with and will increase our direct compliance costs, as well as indirect costs passed on to us from our customers and suppliers. Further, there is an increasing number of state-level anti-ESG initiatives in the United States that may conflict with other regulatory requirements or our various stakeholders’ expectations. If we fail to materially comply with or meet the evolving legal and regulatory requirements or expectations of our various stakeholders, we may be subject to enforcement actions, required to pay fines, face decreased customer demand or lose investors, which could harm our reputation, revenue and results of operations. Our actual or perceived failure to achieve our publicly disclosed ESG-related initiatives could negatively impact our reputation, subject us to litigation or enforcement actions, or otherwise harm our business.
In addition, an increasing number of OEMs are seeking to source products that do not contain conflict minerals. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. As a result, we may face difficulties in satisfying our customers’ demands, which may harm our sales and operating results.
We must comply with technical standards and a variety of domestic and international laws and regulations in the manufacture and distribution of our semiconductors, the costs of which could have a material adverse effect on our business, financial condition and results of operations.
The manufacture and distribution of our semiconductors must comply with technical standards and a variety of domestic and international laws and regulations, including those related to the materials composition of our semiconductor products, and the use, disposal, clean-up of and human exposure to hazardous materials. This could increase the complexity and costs of our product design and procurement operations, require us to stop distributing our products commercially until they comply with such new standards, lead our customers to suspend imports of their products into that country, require us to re-engineer our products and disrupt cross-border manufacturing relationships. In addition, we may be required to modify our manufacturing process or equipment, or be restricted in our ability to expand our facilities. Any failure by us to comply with such requirements could result in litigation against us and the payment of significant fines and damages by us in the event of a significant adverse judgment. Any such event could have a material adverse effect on our business, financial condition and results of operations. Complying with any cleanup or remediation obligations for which we are or become responsible could also be costly and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Taxes
Our income taxes and overall cash tax costs are affected by a number of factors that could have a material, adverse effect on our financial results.
Our income taxes are subject to volatility and could be adversely affected by numerous factors, including reorganization or restructuring of our business, tax structure, business combinations, jurisdictional mix of our income and assets, and changes in tax legislation or accounting policies or related interpretations.
As a result of U.S. tax reforms, our global income is subject to tax in the U.S. and we expect an increase in our effective tax rate and our cash tax costs. In addition, many countries are implementing anti-base-erosion legislation and guidance aimed at standardizing and modernizing global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. Many countries have implemented or are in the process of implementing a global minimum tax, which may materially increase our effective tax rate and cash tax costs. For example, Singapore recently adopted the global minimum tax, which will be effective for our fiscal year 2026. Substantial changes in domestic or international corporate tax policies, regulations or guidance, enforcement activities or legislative investigations and inquiries may materially adversely affect our business and impact our provision for income taxes, net income, cash flow and our results of operations generally.
Significant judgment is required in determining our worldwide income taxes, and our calculations of income taxes payable currently and on a deferred basis are based on our interpretations of applicable tax laws. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. In addition, we are subject to, and are under, tax audits in various jurisdictions. Although we believe our tax positions are reasonable, the final determination of tax audits could be materially different from our income tax provisions and accruals, which could have a material adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.
As a result of the VMware Merger, we are subject to tax audits in various jurisdictions for the Dell Technologies, Inc. (“Dell”) consolidated group, of which VMware was a member beginning in Dell’s fiscal year 2017 until November 2021. While VMware is no longer a member of the Dell consolidated group, it is still subject to audit for the periods in which it was member of the Dell consolidated group. While we believe VMware’s positions are reasonable, the final determination of tax audits could be materially different from our income tax provisions and accruals. Further, pursuant to a tax agreement between VMware and Dell, in the event VMware becomes subject to audits as a member of Dell’s consolidated group, Dell has authority to control the audit and represent Dell and our interests, which could limit our ability to affect the outcome of such audits.
If our tax incentives or tax holiday arrangements change or cease to be in effect or applicable, our corporate income taxes could significantly increase.
Our operations benefit from the various tax incentives extended to us in various jurisdictions to encourage investment or employment. Each tax incentive and tax holiday is subject to our compliance with various conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the conditions related to our tax incentive or tax holiday, we could be required to refund previously realized material tax benefits. If such tax incentive or tax holiday is modified or terminated prior to its expiration absent a new incentive applying, we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows. In addition, we may be required, or elect, to modify our operational structure and tax strategy in order to keep an incentive, which could result in a decrease in the benefits of the incentive. Adoption of global minimum tax provisions in a country in which we have an existing tax incentive could have a material adverse impact on our tax incentives. Our tax incentives and tax holiday, before taking into consideration U.S. foreign tax credits, decreased the provision for income taxes by approximately $2,261 million in the aggregate and increased diluted net income per share by $0.47 for fiscal year 2024.
Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions and interpretations are incorrect, the benefits of the tax incentives may be adversely affected.
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
As of November 3, 2024, the aggregate indebtedness was $69,847 million. Our substantial indebtedness and the instruments governing our indebtedness could have important consequences including:
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
We receive debt ratings from the major credit rating agencies in the U.S., and any downgrade in our credit rating or the ratings of our indebtedness, or adverse conditions in the debt capital markets, could materially adversely affect our business, financial condition and results of operations.
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
•anticipated or actual demand for AI-related products, including ASICs such as custom AI accelerators or XPUs;
•broad market, industry and competitor-related fluctuations;
•unsubstantiated news reports or other inaccurate publicity regarding us or our business;
•fluctuations in the valuation and results of operations of our significant customers as well as companies perceived by investors to be comparable to us;
•announcements of proposed acquisitions by us or our competitors;
•announcements of, or expectations of, additional debt or equity financing transactions;
•hedging or arbitrage trading activity involving our common stock; and
•significant sales of our common stock by one or more of our largest investors.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.CYBERSECURITY
Risk Management and Strategy
Our cybersecurity risk management program is intended to protect the confidentiality, integrity and availability of our critical systems and information. Our program includes processes for identifying, assessing and managing material risks from cybersecurity threats that are guided by the National Institute of Standards & Technology’s Cyber Security Framework, the ISO 27001 international standard for information security and other applicable industry benchmarks.
Our cybersecurity risk management program is integrated into our overall enterprise risk management system and processes, and includes:
•a team of professionals within our Global Technology Organization team who are responsible for identifying and mitigating cybersecurity risks and managing our security controls and response activities;
•risk assessment processes designed to identify cybersecurity risks to our critical systems, information, products, services and our broader enterprise IT environment;
•an annual tabletop exercise to simulate a response to a cybersecurity incident; and
•mandatory training annually and upon hiring for all employees on data privacy and cybersecurity topics.
When appropriate, we utilize independent, external service providers to assess, test or otherwise assist with certain aspects of our cybersecurity risk management program and related processes, including for penetration testing, threat monitoring and incident response. We also employ a vendor risk assessment process to mitigate risks presented by certain third-party service providers, and we require such providers to manage their cybersecurity risks in conformance to industry standards, notify us of relevant cybersecurity events and satisfy additional contractual requirements.
As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. See Item 1A. Risk Factors, “Cyber security threats or other security breaches, or any other impairment of the confidentiality, integrity or availability of our IT systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business” in this Annual Report on Form 10-K for additional information about our cybersecurity-related risks.
Cybersecurity Governance
Our Board of Directors is actively involved in overseeing our cybersecurity risk management and shares oversight responsibility and processes with the Audit Committee of the Board of Directors (the “Audit Committee”).
Our management, including our Chief Information Officer (“CIO”), in consultation with our Chief Information Security Officer (“CISO”), reviews with the Audit Committee at least quarterly our cybersecurity security policies, practices and protective measures, threat intelligence, cybersecurity incidents and related risks. At least quarterly, our CIO also provides the Audit Committee with an update on our enterprise security program that includes procedures and policies for testing vulnerabilities, responding to cybersecurity threats, and training and evaluating our employees. The Audit Committee and management also update our Board of Directors at least quarterly on our cybersecurity performance and risk profile and the effectiveness of our cybersecurity processes.
Our management, including our CIO and CISO, are responsible for assessing and managing material risks from cybersecurity threats. Our CIO oversees our Global Technology Organization that has primary responsibility for our overall cybersecurity risk management program. Our CIO, who reports to our Chief Executive Officer, has over 20 years of experience managing global IT operations, including strategy, applications, infrastructure, information security, support and execution. Our CISO, who reports to the CIO, has approximately 30 years of cybersecurity experience assessing and managing cybersecurity programs.
Our management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include, among other things, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment.
ITEM 2.PROPERTIES
We are headquartered in Palo Alto, California and our primary warehouse is located in Malaysia. We conduct our administration, manufacturing, research and development, sales and marketing in both owned and leased facilities. We believe that our owned and leased facilities are adequate for our present operations. We do not identify or allocate assets by operating segment.

As of November 3, 2024, our owned and leased facilities in excess of 100,000 square feet consisted of:

(In square feet)	United States	Other Countries	Total
Owned facilities (a)	2,919,706	928,888	3,848,594
Leased facilities (b)	849,322	2,354,773	3,204,095
Total facilities	3,769,028	3,283,661	7,052,689
_______________
(a) Includes 318,000 square feet and 153,000 square feet of property owned in Malaysia subject to a 60-year land lease with the state authority expiring in May 2051 and March 2077, respectively, subject to renewal at our option. Also includes 561,000 square feet of property in Palo Alto, California subject to a 40-year land lease with the Stanford University Board of Trustees expiring in May 2046 that does not have a renewal option.

(b) Building leases expire on varying dates through February 2046 and generally include renewals at our option.
ITEM 3.     LEGAL PROCEEDINGS
The information set forth under Note 14. “Commitments and Contingencies” included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” above.
ITEM 4.     MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Broadcom common stock is listed on The Nasdaq Global Select Market under the symbol “AVGO”.
Holders
As of November 29, 2024, there were 1,735 holders of record of our common stock. A substantially greater number of stockholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Issuer Purchases of Equity Securities
During the fiscal quarter ended November 3, 2024, we paid approximately $1,204 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 8 million shares of common stock from employees in connection with such net share settlement at an average price of $160.31 per share. These shares may be deemed to be “issuer purchases” of shares.
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2022, which was subsequently extended to December 31, 2023. In May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to an additional $10 billion of our common stock from time to time through December 31, 2023. All $20 billion of the authorized amount under these stock repurchase programs was utilized prior to expiration on December 31, 2023.

Stock Performance Graph
The following graph shows a comparison of cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and the NASDAQ 100 Index for the five fiscal years ended November 3, 2024. The total return graph and table assume that $100 was invested on November 1, 2019 (the last trading day of our fiscal year 2019) in each of Broadcom Inc. common stock, the S&P 500 Index and the NASDAQ 100 Index and assume that all dividends are reinvested. Indexes are calculated on a month-end basis.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

Comparison of Five Year Cumulative Total Return
Among Broadcom Inc., the S&P 500 Index and the NASDAQ 100 Index

	November 3, 2019	November 1, 2020	October 31, 2021	October 30, 2022	October 29, 2023	November 3, 2024
Broadcom Inc.	$100.00	$123.53	$193.73	$177.51	$323.12	$661.00
S&P 500 Index	$100.00	$108.65	$155.28	$133.58	$143.35	$202.39
NASDAQ 100 Index	$100.00	$136.71	$197.45	$144.98	$179.61	$255.89
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
The following section generally discusses our financial condition and results of operations for our fiscal year ended November 3, 2024 (“fiscal year 2024”) compared to our fiscal year ended October 29, 2023 (“fiscal year 2023”). A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to our fiscal year ended October 30, 2022 can be found in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year 2023, filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2023.
Overview
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We offer thousands of products that are used in end products such as enterprise and data center networking, including artificial intelligence (“AI”) networking and connectivity, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions help enterprises simplify their information technology environments so they can increase business velocity and flexibility, and enable customers to plan, develop, deliver, automate, manage and secure applications across mainframe, distributed, edge, mobile, and private and hybrid cloud platforms. Our portfolio of infrastructure and security software is designed to modernize, optimize, and secure the most complex private and hybrid cloud environments, enabling scalability, agility, automation, insights, resiliency and security making it easy for customers to run their mission-critical workloads. We also offer mission-critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products.
We have two reportable segments: semiconductor solutions and infrastructure software. Our semiconductor solutions segment includes all of our product lines and intellectual property (“IP”) licensing. Our infrastructure software segment includes our private and hybrid cloud, application development and delivery, software-defined edge, application networking and security, mainframe, distributed and cybersecurity solutions, and our FC SAN business.
Our fiscal year 2024 was a 53-week fiscal year compared to our fiscal year 2023, which was a 52-week fiscal year. The additional week in the first quarter of fiscal year 2024 resulted in higher net revenue, gross margin dollars, research and development expense, and selling general and administrative expense for fiscal year 2024, compared to the corresponding prior year fiscal period.
Our strategy is focused on technology leadership and category-leading semiconductor and infrastructure software solutions delivering a comprehensive suite of innovative infrastructure technology products to the world’s leading business and government customers. We seek to achieve this through strategic acquisitions of businesses and technologies, as well as extensive internal research and development, to ensure our products retain their technology market leadership. This strategy results in a robust business model designed to drive diversified and sustainable operating and financial results.
The demand for our products has been affected in the past, and is likely to continue to be affected in the future, by various factors, including the following:
•gain or loss of significant customers;
•general economic and market conditions in the industries and markets in which we compete;
•anticipated or actual demand for AI-related products;
•our distributors’ product inventory and end customer demand;
•the rate at which our present and future customers and end-users adopt our products and technologies in our target markets, including our AI related products, and the rate at which our customers' products that include our technology are accepted in their markets;
•the shift to cloud-based information technology solutions and services, such as hyperscale computing, which may adversely affect the timing and volume of sales of our products for use in traditional enterprise data centers; and
•the timing, rescheduling or cancellation of expected customer orders.

Fiscal Year Highlights
Highlights during fiscal year 2024 include the following:
•On November 22, 2023, we completed the acquisition of VMware, Inc. (“VMware”), for approximately $30.8 billion in cash and 544 million shares of Broadcom common stock (on a split adjusted basis) with a fair value of $53.4 billion.
•We generated $19,962 million of cash from operations.
•We paid $9,814 million in cash dividends.
•We repurchased $7,176 million of common stock.
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
We funded the cash portion of the VMware Merger with the net proceeds from the issuance of the 2023 Term Loans, as defined and discussed in Note 10. “Borrowings” included in Part II, Item 8 of this Annual Report on Form 10-K, as well as cash on hand. We assumed $8,250 million of VMware’s outstanding senior unsecured notes.
On July 1, 2024, we sold VMware’s end-user computing (“EUC”) business to KKR & Co. Inc. for cash consideration of $3.5 billion, after working capital adjustments.
Acquisition of Seagate’s SoC Operations
On April 23, 2024, we acquired certain assets related to the design, development, and manufacture of System-on-Chip (“SoC”) operations of Seagate Technology Holdings plc for $600 million.
Net Revenue
A majority of our net revenue is derived from sales of a broad range of semiconductor devices that are incorporated into electronic products, as well as from modules, switches and subsystems. Net revenue is also generated from the sale of software solutions that enable our customers to plan, develop, deliver, automate, manage, and secure applications across mainframe, distributed, edge, mobile, and private and hybrid cloud platforms.
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

Our software customers generally consist of large enterprises that have computing environments from multiple vendors and are highly complex. Our private cloud infrastructure suite of solutions are available directly from Broadcom, resellers and distributors, hyperscale cloud providers, value-added OEMs and VMware cloud service provider partners. VMware Cloud Foundation (“VCF”) provides license portability, which enables customers to purchase subscriptions of VCF software and move their VCF environments between on-premises data centers and supported cloud endpoints. We remain focused on strengthening relationships and increasing penetration within our existing core, mainframe, VMware, and Symantec endpoint customers and expanding the adoption of our enterprise software offerings with these customers. We believe our enterprise-wide license model will continue to offer our customers reduced complexity, more flexibility and an easier renewal process that will help drive revenue growth.
Costs and Expenses
Cost of products sold.  Cost of products sold consists primarily of the costs for semiconductor wafers and other materials, as well as the costs of assembling and testing those products and materials. Such costs include personnel and overhead related to our manufacturing operations, which include stock-based compensation expense, related occupancy, computer services, equipment costs, manufacturing quality, order fulfillment, warranty adjustments, and inventory adjustments including write-downs for inventory obsolescence.
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
Selling, general and administrative.  Selling expense consists primarily of compensation and associated costs for sales and marketing personnel, including stock-based compensation expense, sales commissions paid to our independent sales representatives, advertising costs, trade shows, corporate marketing, promotion, travel related to our sales and marketing operations, related occupancy and equipment costs, and other marketing costs. General and administrative expense consists primarily of compensation and associated costs for executive management, finance, human resources and other administrative personnel, including stock-based compensation expense, outside professional fees, allocated facilities costs, acquisition-related costs, which include direct transaction costs and integration costs, and other corporate expenses.
Amortization of acquisition-related intangible assets.  In connection with our acquisitions, we recognize intangible assets that are amortized over their estimated useful lives. We also recognize goodwill, which is not amortized, and in-process research and development (“IPR&D”), which is initially capitalized as an indefinite-lived intangible asset, in connection with our acquisitions. Upon completion of each underlying project, IPR&D assets are reclassified as amortizable purchased intangible assets and amortized over their estimated useful lives.
Restructuring and other charges. Restructuring and other charges consist primarily of non-recurring charges related to compensation costs associated with employee exit programs, IP litigation, alignment of our global manufacturing operations, rationalization of product development program costs, facility and lease abandonments, fixed asset impairment, IPR&D impairment, and other exit costs, including curtailment of service or supply agreements.
Interest expense.  Interest expense includes coupon interest, commitment fees, accretion of original issue discount, amortization of debt premiums and debt issuance costs, and expenses related to debt modifications or extinguishments.
Other income (expense), net.  Other income (expense), net includes interest income, gains and losses on investments, foreign currency remeasurement, and other miscellaneous items.
Provision for income taxes.  We benefit from the tax incentives extended to us in various jurisdictions to encourage investment or employment. Our tax incentives from the Singapore Economic Development Board provide that any qualifying income earned in Singapore is subject to tax incentives or reduced rates of Singapore income tax, subject to our compliance with the conditions specified in these incentives and legislative developments. These Singapore tax incentives are scheduled to expire in November 2030. The corporate income tax rate in Singapore that would otherwise apply to us would be 17%. We also have a tax holiday from our qualifying income earned in Malaysia, which is scheduled to expire in 2028.
Each tax incentive and tax holiday is subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with any such operating conditions specified, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. We may elect to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. Before taking into consideration the effects of the U.S. Tax Cuts and Jobs Act and other indirect tax impacts, the effect of these tax incentives and tax holiday decreased the provision for income taxes by approximately $2,261 million and $2,104 million for fiscal years 2024 and 2023, respectively.
Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect, the benefits of the tax incentives may be adversely affected.
Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual financial results may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, business combinations, valuation of goodwill and long-lived assets, and income taxes. See Note 2. “Summary of Significant Accounting Policies” included in Part II, Item 8 of this Annual Report on Form 10-K for further information on our critical accounting policies and estimates.
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
Business combinations.  Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain acquired intangible assets include, the present value of projected cash flows regarding the projected revenues, projected expenses which include cost of revenue, research and development and selling, general and administrative expenses, technology obsolescence rate, contributory asset charges, discount rate and income tax rate for developed technology; the projected revenues, customer retention rate, customer ramp up period, discount rate and income tax rate for the customer contracts and related relationships; the projected revenues, technology obsolescence rate, expected costs to develop IPR&D into commercially viable products, discount rate and income tax rate for the IPR&D; and the projected revenues, brand asset phase-out pattern, brand asset royalty rate, discount rate and the income tax rate for the trade name. Unanticipated events and circumstances may occur which could affect the accuracy or validity of such assumptions, estimates or actual results.

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

Fiscal Year Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year 2024 was a 53-week fiscal year. Fiscal years 2023 and 2022 each consisted of 52 weeks.
The financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are presented in accordance with GAAP and expressed in U.S. dollars.

Results of Operations
Fiscal Year 2024 Compared to Fiscal Year 2023
The following table sets forth our results of operations for the periods presented:

	Fiscal Year Ended
	November 3, 2024	October 29, 2023	November 3, 2024	October 29, 2023

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$30,359	$27,891	59%	78%
Subscriptions and services	21,215	7,928	41	22
Total net revenue	51,574	35,819	100	100
Cost of revenue:
Cost of products sold	9,797	8,636	19	24
Cost of subscriptions and services	2,991	636	6	2
Amortization of acquisition-related intangible assets	6,023	1,853	12	5
Restructuring charges	254	4	—	—
Total cost of revenue	19,065	11,129	37	31
Gross margin	32,509	24,690	63	69
Research and development	9,310	5,253	18	15
Selling, general and administrative	4,959	1,592	10	4
Amortization of acquisition-related intangible assets	3,244	1,394	6	4
Restructuring and other charges	1,533	244	3	1
Total operating expenses	19,046	8,483	37	24
Operating income	$13,463	$16,207	26%	45%
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to one customer, which is a distributor, accounted for 28% and 21% of our net revenue for fiscal years 2024 and 2023, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 40% and 35% of our net revenue for fiscal years 2024 and 2023, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key semiconductor customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our products used in AI and wireless applications as fluctuations may be magnified by the timing of customer deployments and product launches, and seasonal variations in sales. In addition, the macroeconomic environment remains uncertain and may cause our net revenue to fluctuate significantly and impact our results of operations.
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose net revenue by country based primarily on the geographic shipment or delivery location specified by our distributors, OEMs, contract manufacturers, channel partners, or software customers. In fiscal years 2024 and 2023, 20% and 32%, respectively, of our net revenue came from shipments or deliveries to China (including Hong Kong). However, the end customers for either our products or for the end products into which our products are incorporated, are frequently located in countries other than China (including Hong Kong). As a result, we believe that a substantially smaller percentage of our net revenue is ultimately dependent on sales of either our product or our customers’ product incorporating our product, to end customers located in China (including Hong Kong).

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Year Ended
Net Revenue by Segment	November 3, 2024	October 29, 2023	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$30,096	$28,182	$1,914	7%
Infrastructure software	21,478	7,637	13,841	181%
Total net revenue	$51,574	$35,819	$15,755	44%

	Fiscal Year Ended
Net Revenue by Segment	November 3, 2024	October 29, 2023

	(As a percentage of net revenue)
Semiconductor solutions	58%	79%
Infrastructure software	42	21
Total net revenue	100%	100%
Net revenue from our semiconductor solutions segment increased due to strong product demand for our networking products, primarily AI networking products, partially offset by lower demand for our broadband and server storage products. Net revenue from our infrastructure software segment increased primarily due to contributions from VMware.
Gross Margin
Gross margin was $32,509 million for fiscal year 2024 compared to $24,690 million for fiscal year 2023. The increase was primarily due to contributions from VMware, partially offset by higher amortization of acquisition-related intangible assets from the VMware Merger.
As a percentage of net revenue, gross margin was 63% and 69% of net revenue for the fiscal years 2024 and 2023, respectively. The decrease was primarily due to higher amortization of acquisition-related intangible assets from the VMware Merger. In addition, gross margin contributions from our infrastructure software segment were partially offset by less favorable margin within the semiconductor solutions segment driven by product mix.
Research and Development Expense
Research and development expense increased $4,057 million, or 77%, in fiscal year 2024, compared to the prior fiscal year. The increase was primarily due to higher compensation, including higher stock-based compensation, as a result of an increase in headcount from the VMware Merger. The increase in stock-based compensation expense was also due to annual employee equity awards granted at higher grant-date fair values.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $3,367 million, or 211%, in fiscal year 2024, compared to the prior fiscal year. The increase was primarily due to higher compensation, including higher stock-based compensation, as a result of an increase in headcount from the VMware Merger. The increase in stock-based compensation expense was also due to annual employee equity awards granted at higher grant-date fair values.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses increased $1,850 million, or 133%, in fiscal year 2024, compared to the prior fiscal year primarily due to higher amortization of customer-related intangible assets from the VMware Merger.
Restructuring and Other Charges
Restructuring and other charges recognized in operating expenses were $1,533 million and $244 million in fiscal years 2024 and 2023, respectively. The fiscal year 2024 charges primarily included employee termination costs from cost reduction activities related to the VMware Merger. The fiscal year 2023 charges primarily included non-recurring charges related to IP litigation.

Stock-Based Compensation Expense
Total stock-based compensation expense was $5,670 million and $2,171 million for fiscal years 2024 and 2023, respectively. The increase was primarily due to equity awards assumed and granted in connection with the VMware Merger and annual employee equity awards granted at higher grant-date fair values.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of November 3, 2024. The remaining weighted-average service period was 3.0 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2025	$4,429
2026	3,607
2027	2,643
2028	580
Total	$11,259
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
Segment Operating Results

	Fiscal Year Ended
Operating Income by Segment	November 3, 2024	October 29, 2023	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$16,759	$16,486	$273	2%
Infrastructure software	13,977	5,639	8,338	148%
Unallocated expenses	(17,273)	(5,918)	(11,355)	192%
Total operating income	$13,463	$16,207	$(2,744)	(17)%
Operating income from our semiconductor solutions segment increased mainly driven by revenue growth from networking products, primarily AI networking products, partially offset by lower net revenue from our broadband and server storage products. Operating income from our infrastructure software segment increased primarily due to contributions from VMware.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring and other charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 192% in fiscal year 2024, compared to the prior fiscal year, primarily due to higher amortization of acquisition-related intangible assets, stock-based compensation expense and restructuring and other charges. These increases were primarily due to the VMware Merger. The increase in stock-based compensation expense was also due to annual employee equity awards granted at higher grant-date fair values.
Non-Operating Income and Expenses
Interest expense. Interest expense was $3,953 million and $1,622 million for fiscal years 2024 and 2023, respectively. The increase was primarily due to interest on debt incurred for the VMware Merger.
Other income (expense), net. Other income (expense), net includes interest income, gains and losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $406 million and $512 million for fiscal years 2024 and 2023, respectively. The decrease was primarily due to lower interest income as a result of a lower invested balance.

Provision for income taxes. The provision for income taxes was $3,748 million and $1,015 million for fiscal years 2024 and 2023, respectively. The increase was primarily due to the impact of a non-recurring intra-group transfer of certain IP rights to the United States as a result of supply chain realignment and the resulting shift in the jurisdictional mix of income.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our primary liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of November 3, 2024 consisted of: (i) $9,348 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility. In addition, we may also generate cash from the sale of assets and debt or equity financings from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $69,847 million of outstanding indebtedness, and (vi) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. We expect capital expenditures to be higher in the fiscal year ending November 2, 2025 as compared to fiscal year 2024. Our debt and liquidity needs increased in fiscal year 2024 as a result of completing the VMware Merger. We funded the cash portion of the consideration with net proceeds from the issuance of $30,390 million in term loans (the “2023 Term Loans”), as well as cash on hand. We also assumed $8,250 million of VMware’s outstanding senior unsecured notes. During fiscal year 2024, we made repayments of $16,795 million on our 2023 Term Loans.
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

Working Capital
On November 22, 2023, we completed the VMware Merger. The following table presents the changes in selected balance sheet captions other than assets acquired and liabilities assumed from the VMware Merger during fiscal year 2024.

	Balances at October 29, 2023	Balances Acquired and Assumed from VMware (a)	Balances at November 3, 2024	Non-VMware Acquisition Change

	(In millions)
Trade accounts receivable, net	$3,154	$3,571	$4,416	$(2,309)
Other current assets	$1,606	$1,108	$4,071	$1,357
Accounts payable	$1,210	$359	$1,662	$93
Employee compensation and benefits	$935	$848	$1,971	$188
Current portion of long-term debt	$1,608	$1,264	$1,271	$(1,601)
Other current liabilities	$3,652	$11,217	$11,793	$(3,076)
_____________________________
(a)Excludes VMware’s EUC assets and liabilities held for sale.
•Trade accounts receivable, net decreased primarily due to strong collections and additional receivables sold through factoring arrangements.
•Other current assets increased from higher contract assets due to the timing of software revenue recognition.
•Current portion of long-term debt decreased primarily due to $2,813 million of repayments, offset in part by $1,245 million becoming due within the next twelve months.
•Other current liabilities decreased primarily from lower contract liabilities as software revenue was recognized from previous software contracts.
Capital Returns

	Fiscal Year Ended
Cash Dividends Declared and Paid	November 3, 2024	October 29, 2023

	(In millions, except per share data)
Dividends per share to common stockholders	$2.105	$1.840
Dividends to common stockholders	$9,814	$7,645
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2022, which was subsequently extended to December 31, 2023. In May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to an additional $10 billion of our common stock from time to time through December 31, 2023. During fiscal years 2024 and 2023, we repurchased and retired approximately 67 million and 91 million shares of our common stock for $7,176 million and $5,824 million, respectively. All $20 billion of the authorized amount under these stock repurchase programs was utilized prior to expiration on December 31, 2023.

During fiscal years 2024 and 2023, we paid approximately $5,216 million and $1,861 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 38 million and 26 million shares of common stock from employees in connection with such net share settlements during fiscal years 2024 and 2023, respectively.
Cash Flows

	Fiscal Year Ended
	November 3, 2024	October 29, 2023

	(In millions)
Net cash provided by operating activities	$19,962	$18,085
Net cash used in investing activities	(23,070)	(689)
Net cash used in financing activities	(1,733)	(15,623)
Net change in cash and cash equivalents	$(4,841)	$1,773
Operating Activities
Cash flows from operating activities consisted of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $1,877 million increase in cash provided by operations during fiscal year 2024 compared to fiscal year 2023 was primarily due to contributions from VMware. The $8,187 million decrease in net income was largely driven by $13,058 million higher non-cash adjustments including amortization of intangible assets, stock-based compensation, and deferred taxes and other non-cash taxes related to the VMware Merger.
Investing Activities
Cash flows from investing activities primarily consisted of cash used for acquisitions, proceeds from the sale of a business, capital expenditures, and proceeds and payments related to investments. The $22,381 million increase in cash used in investing activities for fiscal year 2024 compared to fiscal year 2023 was primarily due to a $25,925 million increase in cash used for acquisitions due to the VMware Merger and the acquisition of Seagate’s SoC operations, net of cash acquired, offset in part by $3,485 million proceeds from the sale of the EUC business.
Financing Activities
Cash flows from financing activities primarily consisted of proceeds and payments related to our long-term borrowings, dividend payments, stock repurchases, and employee withholding tax payments related to net settled equity awards. The $13,890 million increase in cash flows from financing activities for fiscal year 2024 compared to fiscal year 2023 was primarily due to $39,954 million of net proceeds from the 2023 Term Loans and the issuance of senior notes, offset in part by a $19,205 million increase in payments on debt obligations, a $3,355 million increase in employee withholding tax payments related to net settled equity awards, a $2,169 million increase in dividend payments, and a $1,352 million increase in stock repurchases.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
From time to time, we use foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates, which result from our global operating and financing activities. We do not use derivative financial instruments for trading or speculative purposes. A hypothetical 10% change in currency exchange rates would not have a material impact on our consolidated financial statements.

Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding fixed rate senior notes. As of November 3, 2024 and October 29, 2023, we had $56.3 billion and $40.8 billion in principal amount of fixed rate senior notes outstanding, and the estimated aggregate fair value of these senior notes was $51.4 billion and $33.2 billion, respectively. As of November 3, 2024 and October 29, 2023, a hypothetical 50 basis point increase or decrease in market interest rates would change the fair value of our fixed rate senior notes by approximately $1.7 billion and $1.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on our fixed rate senior notes outstanding. To hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances, we have entered, and in the future may enter, into treasury rate lock contracts.
As of November 3, 2024, we had $13.6 billion of outstanding 2023 Term Loans, which are subject to floating interest rates. A hypothetical 100 basis point change in the interest rate would increase or decrease the interest expense on the 2023 Term Loans for the next 12 months by approximately $137 million. The carrying value of the 2023 Term Loans approximates their fair value as the underlying interest rates are tied to the Secured Overnight Financing Rate. We had no floating rate debt outstanding as of October 29, 2023.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BROADCOM INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Broadcom Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Broadcom Inc. and its subsidiaries (the “Company”) as of November 3, 2024 and October 29, 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended November 3, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of November 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 3, 2024 and October 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended November 3, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquisition of VMware — Valuation of VMware Cloud Foundation (“VCF”) Developed Technology, Certain Customer Contracts and Related Relationships, VCF In-process Research and Development, and VMware Trade Name Intangible Assets

As described in Notes 2 and 4 of the consolidated financial statements, on November 22, 2023, the Company completed the acquisition of VMware LLC for total consideration of $86,290 million. The Company acquired $45,572 million of intangible assets in connection with the acquisition. Of these acquired intangible assets, $24,156 million related to developed technology valued using the multi-period excess earnings method under the income approach, of which a significant portion related to VCF; $15,239 million related to customer contracts and related relationships valued using the with-and-without method under the income approach, of which a significant portion related to certain customer contracts and relationships; $4,730 million related to in-process research and development valued using the multi-period excess earnings method under the income approach, of which $4,705 million related to VCF; and $1,205 million related to trade names valued using the relief-from-royalty method, of which a significant portion related to the VMware trade name. The present value of projected cash flows included significant judgment and assumptions regarding (a) the projected revenues, projected expenses, technology obsolescence rate, contributory asset charges, and the discount rate for the VCF developed technology, (b) the projected revenues, customer retention rate, customer ramp up period, and the discount rate for the certain customer contracts and related relationships, (c) the projected revenues, technology obsolescence rate and the discount rate for the VCF in-process research and development, and (d) the projected revenues, brand asset phase-out pattern, brand asset royalty rate, and the discount rate for the VMware trade name.

The principal considerations for our determination that performing procedures relating to the valuation of the VCF developed technology, certain customer contracts and related relationships, VCF in-process research and development, and the VMware trade name intangible assets acquired in the VMware acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) the projected revenues, projected expenses, technology obsolescence rate, contributory asset charges, and discount rate for the VCF developed technology, (b) certain projected revenues, customer retention rate, customer ramp up period, and discount rate for the certain customer contracts and related relationships, (c) the projected revenues, technology obsolescence rate and discount rate for the VCF in-process research and development, and (d) certain projected revenues, brand asset phase-out pattern, brand asset royalty rate, and discount rate for the VMware trade name (collectively referred to as “the aforementioned significant assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired developed technology, customer contracts and related relationships, in-process research and development, and the trade names. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the acquired VCF developed technology, certain customer contracts and related relationships, VCF in-process research and development, and the VMware trade name; (iii) evaluating the appropriateness of the multi-period excess earnings, with-and-without, and relief-from-royalty methods used by management; (iv) testing the completeness and accuracy of underlying data used in the multi-period excess earnings, with-and-without, and relief-from-royalty methods; and (v) evaluating the reasonableness of the aforementioned significant assumptions used by management. Evaluating management’s assumptions related to (a) the projected revenues and projected expenses for the VCF developed technology, (b) certain projected revenues, customer retention rate, and customer ramp up period for the certain customer contracts and related relationships, (c) projected revenues for the VCF in-process research and development, and (d) certain projected revenues for the VMware trade name involved considering (i) the current and past performance of VMware; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in (i) evaluating the appropriateness of multi-period excess earnings, with-and-without, and relief-from-royalty methods and (ii) the reasonableness of (a) the technology obsolescence rate, contributory asset charge, and discount rate for the VCF developed technology, (b) the discount rate for the certain customer contracts and related relationships, (c) the technology obsolescence rate and discount rate for the VCF in-process research and development, and (d) brand asset phase-out pattern, brand asset royalty rate, and discount rate for the VMware trade name.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 20, 2024
We have served as the Company’s auditor since 2006.

BROADCOM INC.
CONSOLIDATED BALANCE SHEETS

	November 3, 2024	October 29, 2023

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$9,348	$14,189
Trade accounts receivable, net	4,416	3,154
Inventory	1,760	1,898
Other current assets	4,071	1,606
Total current assets	19,595	20,847
Long-term assets:
Property, plant and equipment, net	2,521	2,154
Goodwill	97,873	43,653
Intangible assets, net	40,583	3,867
Other long-term assets	5,073	2,340
Total assets	$165,645	$72,861
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,662	$1,210
Employee compensation and benefits	1,971	935
Current portion of long-term debt	1,271	1,608
Other current liabilities	11,793	3,652
Total current liabilities	16,697	7,405
Long-term liabilities:
Long-term debt	66,295	37,621
Other long-term liabilities	14,975	3,847
Total liabilities	97,967	48,873
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 29,000 shares authorized; 4,686 and 4,139 shares issued and outstanding as of November 3, 2024 and October 29, 2023, respectively	5	4
Additional paid-in capital	67,466	21,095
Retained earnings	—	2,682
Accumulated other comprehensive income	207	207
Total stockholders’ equity	67,678	23,988
Total liabilities and equity	$165,645	$72,861
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	November 3, 2024	October 29, 2023	October 30, 2022

	(In millions, except per share data)
Net revenue:
Products	$30,359	$27,891	$26,277
Subscriptions and services	21,215	7,928	6,926
Total net revenue	51,574	35,819	33,203
Cost of revenue:
Cost of products sold	9,797	8,636	7,629
Cost of subscriptions and services	2,991	636	627
Amortization of acquisition-related intangible assets	6,023	1,853	2,847
Restructuring charges	254	4	5
Total cost of revenue	19,065	11,129	11,108
Gross margin	32,509	24,690	22,095
Research and development	9,310	5,253	4,919
Selling, general and administrative	4,959	1,592	1,382
Amortization of acquisition-related intangible assets	3,244	1,394	1,512
Restructuring and other charges	1,533	244	57
Total operating expenses	19,046	8,483	7,870
Operating income	13,463	16,207	14,225
Interest expense	(3,953)	(1,622)	(1,737)
Other income (expense), net	406	512	(54)
Income from continuing operations before income taxes	9,916	15,097	12,434
Provision for income taxes	3,748	1,015	939
Income from continuing operations	6,168	14,082	11,495
Loss from discontinued operations, net of income taxes	(273)	—	—
Net income	5,895	14,082	11,495
Dividends on preferred stock	—	—	(272)
Net income attributable to common stock	$5,895	$14,082	$11,223

Basic income per share attributable to common stock:
Income per share from continuing operations	$1.33	$3.39	$2.74
Loss per share from discontinued operations	(0.06)	—	—
Net income per share	$1.27	$3.39	$2.74

Diluted income per share attributable to common stock:
Income per share from continuing operations	$1.29	$3.30	$2.65
Loss per share from discontinued operations	(0.06)	—	—
Net income per share	$1.23	$3.30	$2.65

Weighted-average shares used in per share calculations:
Basic	4,624	4,149	4,089
Diluted	4,778	4,272	4,232
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	November 3, 2024	October 29, 2023	October 30, 2022

	(In millions)
Net income	$5,895	$14,082	$11,495
Other comprehensive income, net of tax:
Change in unrealized gain on derivative instruments	(1)	290	37
Change in actuarial loss and prior service costs associated with defined benefit plans	1	(29)	25
Other comprehensive income, net of tax	—	261	62
Comprehensive income	$5,895	$14,343	$11,557
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	November 3, 2024	October 29, 2023	October 30, 2022

	(In millions)
Cash flows from operating activities:
Net income	$5,895	$14,082	$11,495
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	9,417	3,333	4,455
Depreciation	593	502	529
Stock-based compensation	5,741	2,171	1,533
Deferred taxes and other non-cash taxes	1,965	(501)	(34)
Loss on debt extinguishment	157	—	100
Non-cash interest expense	427	132	129
Other	404	9	183
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	2,327	(187)	(870)
Inventory	150	27	(627)
Accounts payable	121	209	(79)
Employee compensation and benefits	78	(279)	136
Other current assets and current liabilities	(5,323)	(628)	222
Other long-term assets and long-term liabilities	(1,990)	(785)	(436)
Net cash provided by operating activities	19,962	18,085	16,736
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(25,978)	(53)	(246)
Proceeds from sale of business	3,485	—	—
Purchases of property, plant and equipment	(548)	(452)	(424)
Purchases of investments	(175)	(346)	(200)
Sales of investments	156	228	200
Other	(10)	(66)	3
Net cash used in investing activities	(23,070)	(689)	(667)
Cash flows from financing activities:
Proceeds from long-term borrowings	39,954	—	1,935
Payments on debt obligations	(19,608)	(403)	(2,361)
Payments of dividends	(9,814)	(7,645)	(7,032)
Repurchases of common stock - repurchase program	(7,176)	(5,824)	(7,000)
Shares repurchased for tax withholdings on vesting of equity awards	(5,216)	(1,861)	(1,455)
Issuance of common stock	190	122	114
Other	(63)	(12)	(17)
Net cash used in financing activities	(1,733)	(15,623)	(15,816)
Net change in cash and cash equivalents	(4,841)	1,773	253
Cash and cash equivalents at beginning of period	14,189	12,416	12,163
Cash and cash equivalents at end of period	$9,348	$14,189	$12,416
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,250	$1,503	$1,386
Cash paid for income taxes	$3,155	$1,782	$908
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	8.00% Mandatory Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value

	(In millions)
Balance as of October 31, 2021	4	$—	4,129	$4	$24,326	$748	$(116)	$24,962
Net income	—	—	—	—	—	11,495	—	11,495
Other comprehensive income	—	—	—	—	—	—	62	62
Fair value of partially vested equity awards assumed in connection with an acquisition	—	—	—	—	4	—	—	4
Dividends to common stockholders	—	—	—	—	(50)	(6,683)	—	(6,733)
Dividends to preferred stockholders	—	—	—	—	—	(272)	—	(272)
Common stock issued	—	—	77	—	114	—	—	114
Stock-based compensation	—	—	—	—	1,533	—	—	1,533
Repurchases of common stock	—	—	(117)	—	(3,316)	(3,684)	—	(7,000)
Common stock issued in connection with Mandatory Convertible Preferred Stock conversion	(4)	—	116	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(26)	—	(1,456)	—	—	(1,456)
Balance as of October 30, 2022	—	—	4,179	4	21,155	1,604	(54)	22,709
Net income	—	—	—	—	—	14,082	—	14,082
Other comprehensive income	—	—	—	—	—	—	261	261
Dividends to common stockholders	—	—	—	—	—	(7,645)	—	(7,645)
Common stock issued	—	—	77	—	122	—	—	122
Stock-based compensation	—	—	—	—	2,171	—	—	2,171
Repurchases of common stock	—	—	(91)	—	(481)	(5,359)	—	(5,840)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(26)	—	(1,872)	—	—	(1,872)
Balance as of October 29, 2023	—	—	4,139	4	21,095	2,682	207	23,988
Net income	—	—	—	—	—	5,895	—	5,895
Issuance of common stock upon the acquisition of VMware, Inc.	—	—	544	1	53,420	—	—	53,421
Fair value of partially vested equity awards assumed in connection with the acquisition of VMware, Inc.	—	—	—	—	750	—	—	750
Dividends to common stockholders	—	—	—	—	(2,809)	(7,005)	—	(9,814)
Common stock issued	—	—	108	—	190	—	—	190
Stock-based compensation	—	—	—	—	5,747	—	—	5,747
Repurchases of common stock	—	—	(67)	—	(5,604)	(1,572)	—	(7,176)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(38)	—	(5,323)	—	—	(5,323)
Balance as of November 3, 2024	—	$—	4,686	$5	$67,466	$—	$207	$67,678
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation
Overview
Broadcom Inc. (“Broadcom”), a Delaware corporation, is a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. We develop semiconductor devices with a focus on complex digital and mixed signal complementary metal oxide semiconductor based devices and analog III-V based products. We offer thousands of products that are used in end products such as enterprise and data center networking, including artificial intelligence (“AI”) networking and connectivity, home connectivity, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, data center servers and storage systems, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions help enterprises simplify their information technology (“IT”) environments so they can increase business velocity and flexibility, and enable customers to plan, develop, deliver, automate, manage and secure applications across mainframe, distributed, edge, mobile, and private and hybrid cloud platforms. Our portfolio of infrastructure and security software is designed to modernize, optimize, and secure the most complex private and hybrid cloud environments, enabling scalability, agility, automation, insights, resiliency and security making it easy for customers to run their mission-critical workloads. We also offer mission-critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our,” and “us” mean Broadcom and its consolidated subsidiaries. We have two reportable segments: semiconductor solutions and infrastructure software. See Note 13. “Segment Information” for additional information.
On November 22, 2023, we completed the acquisition of VMware, Inc. (“VMware”) in a cash-and-stock transaction (the “VMware Merger”). The VMware stockholders received approximately $30,788 million in cash and 544 million shares of Broadcom common stock (on a split adjusted basis) with a fair value of $53,398 million. VMware was a leading provider of multi-cloud services for all applications, enabling digital innovation with enterprise control. We acquired VMware to enhance our infrastructure software capabilities. The accompanying consolidated financial statements include the results of operations of VMware commencing on November 22, 2023. See Note 4. “Acquisitions” for additional information.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ended November 3, 2024 (“fiscal year 2024”) was a 53-week fiscal year, with the first fiscal quarter containing 14 weeks. Our fiscal year ended October 29, 2023 (“fiscal year 2023”) and fiscal year ended October 30, 2022 (“fiscal year 2022”) were both 52-week fiscal years.
The accompanying consolidated financial statements include the accounts of Broadcom and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
On July 12, 2024, we completed a ten-for-one forward stock split of our common stock through the filing of an amendment (“Amendment”) to our Amended and Restated Certificate of Incorporation. The Amendment proportionately increased the number of shares of our authorized common stock without changing the par value of $0.001 per share. All share, equity award and per share amounts and related stockholders’ equity balances presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the stock split.
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
Trade accounts receivable, net.  Trade accounts receivable are recognized at the invoiced amount and do not bear interest. Accounts receivable are reduced by an allowance for doubtful accounts, which is our best estimate of the expected credit losses in our existing accounts receivable. We determine the allowance based on historical experience and current economic conditions, among other factors. Allowances for doubtful accounts were not material as of November 3, 2024 or October 29, 2023. Accounts receivable are also recognized net of sales returns and distributor credit allowances. These amounts are recognized when it is both probable and estimable that discounts will be granted or products will be returned. Allowances for sales returns and distributor credit allowances as of November 3, 2024 and October 29, 2023 were $101 million and $137 million, respectively.
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
Concentration of other risks.  We operate in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products with new capabilities, general economic conditions worldwide, the ability to safeguard patents and other intellectual property (“IP”) in a rapidly evolving market and reliance on third-party wafer fabricators, assembly and test subcontractors and independent distributors and other factors could affect our financial results.
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
Outstanding derivatives are recognized as assets or liabilities at their fair values based on Level 2 inputs, as defined in the fair value hierarchy. For derivative instruments designated as cash flow hedges, the changes in fair value are initially recognized in other comprehensive income, net of tax in the period of change, and are subsequently reclassified and recognized in the same line item as the hedged item when either the hedged transactions affect earnings or it becomes probable that the hedged transactions will not occur.
We use foreign exchange forward contracts to manage exposure to foreign exchange risk. These forward contracts are not designated as hedging instruments, and the changes in fair value are recognized in other income (expense), net in the period of change. We did not have any material foreign exchange forward contracts outstanding as of November 3, 2024 or October 29, 2023. The gains and losses recorded in other income (expense), net for derivative instruments not designated as hedges were not material.

During fiscal years 2023 and 2022, we entered into treasury rate lock contracts that mature in approximately one year to hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances. These treasury rate locks were designated and accounted for as cash flow hedging instruments. In August 2023, we early settled all treasury rate lock contracts, which had a $5.5 billion notional amount, for a cumulative gain of $371 million. The cumulative gain was recorded net of tax of $44 million as a component of accumulated other comprehensive income as of October 29, 2023. The cash receipts from the settlement were included in cash flows from operating activities in the consolidated statement of cash flows during fiscal year 2023. In fiscal year 2024, upon the issuance of our $1.75 billion 4.800% senior notes due October 2034 as discussed in Note 10. “Borrowings”, $75 million out of the $371 million pre-tax cumulative gain in accumulated other comprehensive income will be amortized to interest expense through October 15, 2034 using the effective interest method. The remaining cumulative gain will be amortized to interest expense associated with future debt referencing the hedged treasury rates.
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
Leases. We determine if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluate whether the lease is an operating lease or a finance lease at the commencement date. We recognize right-of-use (“ROU”) assets and lease liabilities for operating and finance leases with terms greater than 12 months, and account for the lease and non-lease components as a single component. ROU assets represent our right to use an asset for the lease term, while lease liabilities represent our obligation to make lease payments. Operating and finance lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. We use the implicit interest rate or, if not readily determinable, our incremental borrowing rate as of the lease commencement date to determine the present value of lease payments. The incremental borrowing rate is based on our unsecured borrowing rate, adjusted for the effects of collateral. Operating and finance lease ROU assets are recognized net of any lease prepayments and incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized based on the effective interest method over the lease term.
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
Business combinations. We account for business combinations under the acquisition method of accounting, which requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values, except for revenue contracts acquired, which are recognized in accordance with our revenue recognition policy. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations. Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain acquired intangible assets include the present value of projected cash flows regarding the projected revenues, projected expenses which include cost of revenue, research and development and selling, general and administrative expenses, technology obsolescence rate, contributory asset charges, discount rate and income tax rate for developed technology; the projected revenues, customer retention rate, customer ramp up period, discount rate and income tax rate for the customer contracts and related relationships; the projected revenues, technology obsolescence rate, expected costs to develop in-process research and development (“IPR&D”) into commercially viable products, discount rate and income tax rate for the IPR&D; and the projected revenues, brand asset phase-out pattern, brand asset royalty rate, discount rate and the income tax rate for the trade name. Unanticipated events and circumstances may occur which could affect the accuracy or validity of such assumptions, estimates or actual results.
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
Payment terms and conditions vary by contract type, and terms between invoicing and when payment is due are short-term in duration. The timing of revenue recognition and required payments can differ and payment terms are generally structured to provide the customer with predictable and dependable ways to procure our products, not to provide or receive financing from the customer.
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
Our software licenses have standalone functionality from which customers derive benefit, and the customer obtains control of the software when it is delivered or made available for download. We believe that for the majority of software arrangements, customers derive significant benefit from the ongoing support we provide. Certain of our subscriptions and services arrangements permit our customers to unilaterally terminate or cancel these arrangements at any time at the customer’s convenience, referred to as termination for convenience provisions, without substantive termination penalty and receive a pro-rata refund of any prepaid fees. Accordingly, we account for arrangements with these termination for convenience provisions as a series of daily contracts, resulting in ratable revenue recognition of software revenue over the contractual period.
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
Standalone selling price. When available, we use directly observable transactions to determine the standalone selling prices for performance obligations. When directly observable transactions are not available, our estimates of standalone selling price for each performance obligation require judgment that considers multiple factors, including, but not limited to, reasonably available data points such as costs incurred to provide the good or service, market conditions, entity-specific factors such as pricing strategies and objectives, and information about the customer.
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
Net income per share. Basic net income per share is computed by dividing net income attributable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common stock by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares outstanding include the dilutive effect of unvested RSUs and ESPP rights (together referred to as “equity awards”), as well as convertible preferred stock. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.
The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for purchasing shares under the ESPP and the amount of compensation expense for future service that we have not yet recognized are collectively assumed to be used to repurchase shares. The dilutive effect of convertible preferred stock is calculated using the if-converted method. The if-converted method assumes that these securities were converted at the beginning of the reporting period to the extent that the effect is dilutive.
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

The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Year 2024
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$2,244	$26,219	$1,896	$30,359
Subscriptions and services	12,726	2,203	6,286	21,215
Total	$14,970	$28,422	$8,182	$51,574

	Fiscal Year 2023
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$2,601	$23,263	$2,027	$27,891
Subscriptions and services	5,678	657	1,593	7,928
Total	$8,279	$23,920	$3,620	$35,819

	Fiscal Year 2022
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$2,371	$21,761	$2,145	$26,277
Subscriptions and services	4,573	744	1,609	6,926
Total	$6,944	$22,505	$3,754	$33,203
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose net revenue by region based primarily on the geographic shipment location or delivery location specified by our distributors, original equipment manufacturer (“OEM”) customers, contract manufacturers, channel partners, or software customers.
Contract Balances
Contract assets and contract liabilities balances were as follows:

	November 3, 2024	October 29, 2023

	(In millions)
Contract Assets	$4,402	$955

Contract Liabilities	$14,495	$2,786
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. Contract assets and contract liabilities as of November 3, 2024 included the impact of VMware balances acquired on November 22, 2023. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. As of November 3, 2024, approximately 55% of contract liabilities related to contracts subject to termination for convenience provisions. The amount of revenue recognized during fiscal year 2024 that was included in the contract liabilities balance as of October 29, 2023 was $2,440 million. The amount of revenue recognized during fiscal year 2023 that was included in the contract liabilities balance as of October 30, 2022 was $2,915 million.

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
Certain multi-year customer contracts in our semiconductor solutions and infrastructure software segments contain firmly committed amounts and the remaining performance obligations under these contracts as of November 3, 2024 were approximately $20.5 billion. We expect approximately 43% of this amount to be recognized as revenue over the next 12 months. For contracts with termination for convenience rights, our customers generally do not exercise those rights. In addition, the majority of our revenue is from contracts with a duration of one year or less. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
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
We funded the cash portion of the VMware Merger with the net proceeds from the issuance of the 2023 Term Loans, as defined and discussed in Note 10. “Borrowings”, as well as cash on hand. We assumed $8,250 million of VMware’s outstanding senior unsecured notes.
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
We assumed all outstanding VMware RSU awards and performance stock unit (“PSU”) awards held by continuing employees. The assumed awards were converted into RSU awards for shares of Broadcom common stock. All outstanding in-the-money VMware stock options and RSU awards held by non-employee directors were accelerated and converted into the right to receive cash and shares of Broadcom common stock, in equal parts.

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
Our results of continuing operations included $12,384 million of net revenue attributable to VMware for fiscal year 2024. It is impracticable to determine the effect on net income attributable to VMware as we immediately integrated VMware into our ongoing operations. Transaction costs related to the VMware Merger of $255 million were primarily included in selling, general and administrative expense for fiscal year 2024.

Intangible Assets

	Fair Value	Weighted-Average Amortization Periods
	(In millions)	(In years)
Developed technology	$24,156	8
Customer contracts and related relationships	15,239	8
Trade name	1,205	14
Off-market component of customer contracts	242	2
Total identified finite-lived intangible assets	40,842
IPR&D	4,730	N/A
Total identified intangible assets	$45,572
Developed technology relates to products used for VMware cloud foundation, application management, security, application networking and security, and software-defined edge. We valued the developed technology using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
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

The following table presents the details of IPR&D by category as of the date of the VMware Merger:

Description	IPR&D	Percentage of Completion	Estimated Cost to Complete	Expected Release Date (By Fiscal Year)

	(Dollars in millions)
VMware cloud foundation July 2024 releases	$790	67%	$38	2024	(a)
VMware cloud foundation March 2025 releases	$2,900	58%	$185	2025	(b)
VMware cloud foundation July 2025 releases	$750	43%	$65	2025	(c)
VMware cloud foundation networking and security virtualization	$265	21%	$59	2024	(a)
Application networking and security	$25	21%	$47	2024	(a)
____________________________
(a) Released during fiscal year 2024.
(b) $1,380 million of the $2,900 million was released during fiscal year 2024. The remaining balance is expected to be released during the second half of the fiscal year ending November 2, 2025 (“fiscal year 2025”).
(c) Expected to be released during the first half of the fiscal year ending November 1, 2026.
VMware cloud foundation is a private cloud platform that integrates compute, storage, networking, and management into a single solution and provides license portability. It enables customers to modernize infrastructure and accelerate developer productivity with greater resilience and security.
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

	Fiscal Year
	2024	2023

	(In millions)
Pro forma net revenue	$52,188	$48,227
Pro forma net income	$6,473	$8,215
Acquisition of Seagate’s SoC Operations
On April 23, 2024, we acquired certain assets related to the design, development, and manufacture of System-on-Chip (“SoC”) operations of Seagate Technology Holdings plc for $600 million. We acquired these assets to strengthen our portfolio of SoC products.
The following table presents our allocation of the total purchase price. Goodwill is allocated to the semiconductor solutions segment and is deductible for tax purposes.

Fair Value
(In millions)
Intangible assets	$570
Goodwill	14
Other assets	16
Total assets acquired	$600

Intangible Assets

	Fair Value	Weighted-Average Amortization Periods
	(In millions)	(In years)
Customer contracts and related relationships	$410	11
Developed technology	90	11
Total identified finite-lived intangible assets	500
IPR&D	70	N/A
Total identified intangible assets	$570
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
5. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $1,716 million and $1,470 million of time deposits and $1,171 million and $1,650 million of money-market funds as of November 3, 2024 and October 29, 2023, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $5,900 million, $3,975 million and $3,700 million during fiscal years 2024, 2023 and 2022, respectively. Factoring fees for the sales of receivables were recorded in other income (expense), net and were not material for any of the periods presented.
Inventory

	November 3, 2024	October 29, 2023

	(In millions)
Finished goods	$504	$676
Work-in-process	970	901
Raw materials	286	321
Total inventory	$1,760	$1,898

Property, Plant and Equipment, Net

	November 3, 2024	October 29, 2023

	(In millions)
Land	$204	$195
Construction in progress	57	63
Buildings and leasehold improvements	1,518	1,181
Machinery and equipment	5,246	4,739
Total property, plant and equipment	7,025	6,178
Accumulated depreciation and amortization	(4,504)	(4,024)
Total property, plant and equipment, net	$2,521	$2,154
Depreciation expense was $593 million, $502 million and $529 million for fiscal years 2024, 2023 and 2022, respectively.
Other Current Assets

	November 3, 2024	October 29, 2023

	(In millions)
Current portion of contract assets	$1,916	$499
Prepaid expenses	1,391	743
Other	764	364
Total other current assets	$4,071	$1,606
Other Current Liabilities

	November 3, 2024	October 29, 2023

	(In millions)
Contract liabilities	$9,395	$2,487
Tax liabilities	720	473
Interest payable	535	380
Other	1,143	312
Total other current liabilities	$11,793	$3,652
Other Long-Term Liabilities

	November 3, 2024	October 29, 2023

	(In millions)
Contract liabilities	$5,100	$299
Deferred tax liabilities	4,703	99
Unrecognized tax benefits, interest and penalties	3,669	2,792
Other	1,503	657
Total other long-term liabilities	$14,975	$3,847

Other Income (Expense), Net

	Fiscal Year
	2024	2023	2022

	(In millions)
Interest income	$461	$535	$100
Other income	21	15	30
Gain (loss) on investments	(12)	11	(169)
Other expense	(64)	(49)	(15)
Other income (expense), net	$406	$512	$(54)
Other income and other expense include foreign exchange gains and losses, factoring fees for the sales of receivables, and other miscellaneous items.
Discontinued Operations
During fiscal year 2024, we sold the EUC business for $3.5 billion, after working capital adjustments. In connection with the sale, we agreed to provide transitional services to the buyer on a short-term basis. We do not have any material continuing involvement with this business and have presented its results in discontinued operations.
The following table summarizes the selected financial information of discontinued operations:

Fiscal Year
2024

(In millions)
Net revenue	$858

Loss from discontinued operations before income taxes	$(12)
Provision for income taxes	(261)
Loss from discontinued operations, net of income taxes	$(273)
6. Leases
We have operating and finance leases for our facilities, land, data centers and certain equipment. Operating lease expense was $187 million, $91 million and $98 million for fiscal years 2024, 2023 and 2022, respectively. Finance lease expense was $27 million, $16 million and $18 million for fiscal years 2024, 2023 and 2022, respectively.
Other lease information, which included the impact of VMware leases acquired on November 22, 2023, was as follows.

	Fiscal Year
	2024	2023	2022
	(In millions)
Cash paid for operating leases included in operating cash flows	$223	$90	$103
ROU assets obtained in exchange for operating lease liabilities	$1,165	$28	$16
ROU assets obtained in exchange for finance lease liabilities	$49	$—	$1

	November 3, 2024	October 29, 2023
Weighted-average remaining lease term – operating leases (In years)	11	10
Weighted-average remaining lease term – finance leases (In years)	2	2
Weighted-average discount rate – operating leases	5.31%	3.90%
Weighted-average discount rate – finance leases	3.13%	3.09%

Supplemental balance sheet information related to leases, which included the VMware leases acquired on November 22, 2023, was as follows:

	Classification on the Consolidated Balance Sheets	November 3, 2024	October 29, 2023
		(In millions)
ROU assets - operating leases	Other long-term assets	$1,325	$463
ROU assets - finance leases	Property, plant and equipment, net	$15	$22

Short-term lease liabilities - operating leases	Other current liabilities	$207	$60
Long-term lease liabilities - operating leases	Other long-term liabilities	$1,143	$359
Short-term lease liabilities - finance leases	Current portion of long-term debt	$26	$45
Long-term lease liabilities - finance leases	Long-term debt	$13	$4
Future minimum lease payments under non-cancelable leases as of November 3, 2024 were as follows:

	November 3, 2024
	Operating Leases	Finance Leases

	(In millions)
2025	$268	$26
2026	194	8
2027	171	3
2028	144	2
2029	124	2
Thereafter	894	—
Total undiscounted liabilities	1,795	41
Less: interest	(445)	(2)
Present value of lease liabilities	$1,350	$39

7. Goodwill and Intangible Assets
Goodwill

	Semiconductor Solutions	Infrastructure Software	Total

	(In millions)
Balance as of October 30, 2022	$25,967	$17,647	$43,614
Acquisitions	34	5	39
Balance as of October 29, 2023	26,001	17,652	43,653
Acquisition of VMware	—	54,206	54,206
Acquisition of Seagate's SoC operations	14	—	14
Balance as of November 3, 2024	$26,015	$71,858	$97,873
We completed three acquisitions in fiscal year 2023, all of which qualified as business combinations. The consideration for these acquisitions was primarily allocated to goodwill and intangible assets.
During the fourth quarter of fiscal years 2024, 2023 and 2022, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of these years.

Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of November 3, 2024:
Purchased technology	$35,467	$(12,551)	$22,916
Customer contracts and related relationships	16,186	(2,271)	13,915
Trade names	1,720	(369)	1,351
Other	166	(105)	61
Intangible assets subject to amortization	53,539	(15,296)	38,243
IPR&D	2,340	—	2,340
Total	$55,879	$(15,296)	$40,583

As of October 29, 2023:
Purchased technology	$12,938	$(10,723)	$2,215
Customer contracts and related relationships	7,059	(5,753)	1,306
Trade names	649	(388)	261
Other	177	(102)	75
Intangible assets subject to amortization	20,823	(16,966)	3,857
IPR&D	10	—	10
Total	$20,833	$(16,966)	$3,867
Based on the amount of intangible assets subject to amortization at November 3, 2024, the expected amortization expense for each of the next five fiscal years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2025	$8,055
2026	7,571
2027	6,533
2028	5,443
2029	4,356
Thereafter	6,285
Total	$38,243
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	November 3, 2024

(In years)
Purchased technology	7
Customer contracts and related relationships	7
Trade names	12
Other	7

8. Net Income Per Share

	Fiscal Year
	2024	2023	2022

	(In millions, except per share data)
Numerator:
Income from continuing operations	$6,168	$14,082	$11,495
Dividends on preferred stock	—	—	(272)
Income from continuing operations attributable to common stock	6,168	14,082	11,223
Loss from discontinued operations, net of income taxes, attributable to common stock	(273)	—	—
Net income attributable to common stock	$5,895	$14,082	$11,223

Denominator:
Weighted-average shares outstanding - basic	4,624	4,149	4,089
Dilutive effect of equity awards	154	123	143
Weighted-average shares outstanding - diluted	4,778	4,272	4,232

Basic income per share attributable to common stock:
Income per share from continuing operations	$1.33	$3.39	$2.74
Loss per share from discontinued operations	(0.06)	—	—
Net income per share	$1.27	$3.39	$2.74

Diluted income per share attributable to common stock:
Income per share from continuing operations	$1.29	$3.30	$2.65
Loss per share from discontinued operations	(0.06)	—	—
Net income per share	$1.23	$3.30	$2.65
For fiscal year 2022, diluted net income per share excluded the potentially dilutive effect of 104 million shares of common stock issuable upon the conversion of 8.00% Mandatory Convertible Preferred Stock, Series A, $0.001 par value per share (“Mandatory Convertible Preferred Stock”) as their effect was antidilutive. All shares of our Mandatory Convertible Preferred Stock were converted into shares of our common stock before the end of fiscal year 2022.
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
For certain non-U.S. countries, we also have defined benefit pension plans for eligible employees. Eligibility is generally determined based on the terms of our plans and local statutory requirements.

Net Periodic Benefit Cost

	Fiscal Year
	2024	2023	2022

	(In millions)
Service cost	$17	$8	$8
Interest cost	63	60	39
Expected return on plan assets	(60)	(59)	(39)
Other	(2)	—	1
Net periodic benefit cost	$18	$9	$9

Net actuarial (gain) loss	$(3)	$20	$(17)
The components of net periodic benefit cost other than the service cost are included in other income (expense), net. Service cost is recognized in operating expenses.
Benefit Obligations and Plan Assets

	Pension Benefits
	November 3, 2024	October 29, 2023

	(In millions)
Change in plan assets:
Fair value of plan assets — beginning of period	$1,105	$1,160
Actual return on plan assets	123	19
Employer contributions	21	15
Plan participants’ contributions	1	1
Benefit payments	(108)	(94)
Plan assets acquired in VMware acquisition	18	—
Foreign currency impact	(2)	4
Fair value of plan assets — end of period	1,158	1,105
Change in benefit obligations:
Benefit obligations — beginning of period	1,101	1,143
Service cost	17	8
Interest cost	63	60
Actuarial (gain) loss	65	(22)
Plan participants’ contributions	1	1
Benefit payments	(108)	(94)
Curtailments	(13)	—
Benefit obligations assumed in VMware acquisition	72	—
Foreign currency impact	(4)	5
Benefit obligations — end of period	1,194	1,101

Overfunded (underfunded) status of benefit obligations (a)	$(36)	$4

Actuarial losses and prior service costs recognized in accumulated other comprehensive loss, net of taxes	$(106)	$(108)
_______________________________
(a)Substantially all amounts recognized on the consolidated balance sheets were recorded in other long-term assets and other long-term liabilities for all periods presented.

Plans with benefit obligations less than plan assets:

	November 3, 2024	October 29, 2023

	(In millions)
Projected benefit obligations	$1,064	$1,022
Accumulated benefit obligations	$1,063	$1,022
Fair value of plan assets	$1,118	$1,079
Plans with benefit obligations in excess of plan assets:

	November 3, 2024	October 29, 2023

	(In millions)
Projected benefit obligations	$130	$79
Accumulated benefit obligations	$99	$64
Fair value of plan assets	$40	$26
The fair value of pension plan assets as of November 3, 2024 and October 29, 2023 included $229 million and $204 million, respectively, of assets for our non-U.S. pension plans.
The projected benefit obligations as of November 3, 2024 and October 29, 2023 included $260 million and $202 million, respectively, of obligations related to our non-U.S. pension plans. The accumulated benefit obligations as of November 3, 2024 and October 29, 2023 included $229 million and $188 million, respectively, of obligations related to our non-U.S. pension plans.
Expected Future Benefit Payments

Fiscal Years:	Expected Benefit Payments

(In millions)
2025	$99
2026	$98
2027	$97
2028	$95
2029	$95
2030-2034	$440
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
The target asset allocation for the U.S. qualified pension plan reflects a risk/return profile that we believe is appropriate relative to the liability structure and return goals for the plan. We periodically review the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. For both fiscal years 2024 and 2023, 100% of the U.S. qualified pension plan assets were allocated to fixed income, in line with the target allocation. The fixed income allocation is primarily directed toward long-term core bond investments, with smaller allocations to Treasury Inflation-Protected Securities and high-yield bonds.

Fair Value Measurement of Plan Assets

	November 3, 2024
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Total

	(In millions)
Cash equivalents	17	(a)	$—		$17
Equity securities:
Non-U.S. equity securities	83	(b)	—		83
Fixed-income securities:
U.S. treasuries	—		184	(c)	184
Corporate bonds	—		715	(c)	715
Municipal bonds	—		22	(c)	22
Government bonds	—		14	(c)	14
Asset-backed securities	—		1	(c)	1
Plan assets measured by fair value hierarchy	$100		$936		1,036
Plan assets measured at net asset value					122	(d)
Total plan assets					$1,158

	October 29, 2023
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Total

	(In millions)
Cash equivalents	$16	(a)	$—		$16
Equity securities:
Non-U.S. equity securities	62	(b)	—		62
Fixed-income securities:
U.S. treasuries	—		144	(c)	144
Corporate bonds	—		837	(c)	837
Municipal bonds	—		23	(c)	23
Government bonds	—		21	(c)	21
Asset-backed securities	—		2	(c)	2
Total plan assets	$78		$1,027		$1,105
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
(d)Plan assets measured at fair value using net asset value as a practical expedient were excluded from the fair value hierarchy.

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

	Assumptions for Benefit Obligations as of		Assumptions for Net Periodic Benefit Cost Fiscal Year
	November 3, 2024	October 29, 2023	2024	2023	2022
Discount rate	1.75%-6.75%	1.75%-7.00%	1.75%-7.10%	1.25%-7.25%	0.75%-6.50%
Average increase in compensation levels	2.00%-8.80%	2.00%-10.00%	2.00%-8.80%	2.00%-10.00%	2.00%-10.00%
Expected long-term return on assets	N/A	N/A	2.50%-7.25%	2.50%-7.00%	1.50%-7.25%
Defined Contribution Plans
Our eligible U.S. employees participate in a company-sponsored 401(k) plan. Under the plan, we match employee contributions dollar for dollar up to 6% of their eligible earnings. All matching contributions vest immediately. During fiscal years 2024, 2023 and 2022, we made contributions of $210 million, $100 million and $96 million, respectively, to the 401(k) plan. The increase in fiscal year 2024 was due to the VMware Merger.
In addition, other eligible employees outside of the U.S. receive retirement benefits under various defined contribution retirement plans.

10. Borrowings

	Effective Interest Rate	November 3, 2024	October 29, 2023

	(Dollars in millions)
October 2024 Senior Notes - fixed rate
4.150% notes due February 2028	4.36%	$875	$—
4.350% notes due February 2030	4.51%	1,500	—
4.550% notes due February 2032	4.70%	875	—
4.800% notes due October 2034	4.38%	1,750	—
		5,000	—
July 2024 Senior Notes - fixed rate
5.050% notes due July 2027	5.27%	1,250	—
5.050% notes due July 2029	5.23%	2,250	—
5.150% notes due November 2031	5.30%	1,500	—
		5,000	—
2023 Term Loans - floating rate
SOFR plus 1.125% term loan due November 2026	6.23%	5,595	—
SOFR plus 1.375% term loan due November 2028	6.31%	8,000	—
		13,595	—
April 2022 Senior Notes - fixed rate
4.000% notes due April 2029	4.17%	750	750
4.150% notes due April 2032	4.30%	1,200	1,200
4.926% notes due May 2037	5.33%	2,500	2,500
		4,450	4,450
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%	3,250	3,250
3.187% notes due November 2036	4.79%	2,750	2,750
		6,000	6,000
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	1,118	1,118
		1,870	1,870
May 2020 Senior Notes - fixed rate
2.250% notes due November 2023	2.40%	—	105
3.150% notes due November 2025	3.29%	900	900

	Effective Interest Rate	November 3, 2024	October 29, 2023

	(Dollars in millions)
4.150% notes due November 2030	4.27%	1,856	1,856
4.300% notes due November 2032	4.39%	2,000	2,000
		4,756	4,861
April 2020 Senior Notes - fixed rate
5.000% notes due April 2030	5.18%	606	606

April 2019 Senior Notes - fixed rate
3.625% notes due October 2024	3.98%	—	622
4.750% notes due April 2029	4.95%	1,655	1,655
		1,655	2,277
2017 Senior Notes - fixed rate
3.625% notes due January 2024	3.74%	—	829
3.125% notes due January 2025	3.23%	495	495
3.875% notes due January 2027	4.02%	2,922	2,922
3.500% notes due January 2028	3.60%	777	777
		4,194	5,023
Assumed VMware Senior Notes - fixed rate
4.500% notes due May 2025	5.81%	750	—
1.400% notes due August 2026	5.60%	1,500	—
4.650% notes due May 2027	5.60%	500	—
3.900% notes due August 2027	5.50%	1,250	—
1.800% notes due August 2028	5.44%	750	—
4.700% notes due May 2030	5.75%	750	—
2.200% notes due August 2031	5.74%	1,500	—
		7,000	—
Assumed CA Senior Notes - fixed rate
4.700% notes due March 2027	5.15%	215	215

Other senior notes - fixed rate
3.500% notes due August 2024	3.55%	—	7
4.500% notes due August 2034	4.55%	6	6
		6	13

Total principal amount outstanding		$69,847	$40,815

Current portion of principal amount outstanding		$1,245	$1,563
Short-term finance lease liabilities		26	45
Total current portion of long-term debt		$1,271	$1,608

Non-current portion of principal amount outstanding		$68,602	$39,252
Long-term finance lease liabilities		13	4
Unamortized discount and issuance costs		(2,320)	(1,635)
Total long-term debt		$66,295	$37,621

The senior notes and term loans are recorded net of discount and issuance costs, which are amortized to interest expense over the respective terms of such instruments. The effective interest rates are calculated based on contractual interest, discount and issuance costs and, if applicable, reclassification of the cumulative gain from derivatives. See Note 2. "Summary of Significant Accounting Policies" for additional information for derivative instruments.
Senior Notes
We issued senior unsecured notes for an aggregate principal amount of $5,000 million in October 2024 and $5,000 million in July 2024.
In connection with the VMware Merger, we assumed $8,250 million of VMware’s outstanding senior unsecured notes. We repaid $1,250 million of 1.000% notes upon maturity in August 2024.
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
During fiscal year 2024, we repaid $11,195 million of our Term A-2 Loan using the net proceeds from the senior notes issued in July 2024 and the sale of the EUC business, as well as cash on hand. We also repaid $5,600 million of our Term A-3 Loan using the net proceeds from the senior notes issued in October 2024 and cash on hand. As a result of these repayments, we wrote off unamortized discount and issuance costs of $157 million, which were included in interest expense in the consolidated statement of operations.
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
2021 Credit Agreement
In January 2021, we entered into a credit agreement (the “2021 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit and certain other instruments would reduce the aggregate amount otherwise available under the revolving credit facility for revolving loans. Subject to the terms of the 2021 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 19, 2026 and (b) the date of termination in whole of the revolving lenders’ commitments under the 2021 Credit Agreement. We had no borrowings outstanding under the revolving credit facility at either November 3, 2024 or October 29, 2023.
Commercial Paper
    We have a commercial paper program pursuant to which we may issue unsecured commercial paper notes (“Commercial Paper”) in principal amount of up to $2 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial Paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the Commercial Paper is amortized to interest expense over its term. Outstanding Commercial Paper reduces the amount that would otherwise be available to borrow for general corporate purposes under our revolving credit facility. We had no Commercial Paper outstanding at either November 3, 2024 or October 29, 2023.
Fair Value of Debt
As of November 3, 2024, the estimated aggregate fair value of our debt was $65,022 million. The fair value of our senior notes was determined using quoted prices from less active markets. The carrying value of the 2023 Term Loans approximates their fair value as the 2023 Term Loans are carried at a market observable interest rate that resets periodically. All of our debt obligations are categorized as Level 2 instruments.

Future Principal Payments of Debt
The future scheduled principal payments of debt as of November 3, 2024 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2025	$1,245
2026	3,152
2027	11,732
2028	4,270
2029	12,655
Thereafter	36,793
Total	$69,847
    As of November 3, 2024 and October 29, 2023, we were in compliance with all debt covenants.
11. Stockholders’ Equity
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
Cash Dividends Declared and Paid

	Fiscal Year
	2024	2023	2022

	(In millions, except per share data)
Dividends per share to common stockholders	$2.105	$1.840	$1.640
Dividends to common stockholders	$9,814	$7,645	$6,733
Dividends per share to preferred stockholders	$—	$—	$80.00
Dividends to preferred stockholders	$—	$—	$299
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
During fiscal year 2022, outstanding shares of our Mandatory Convertible Preferred Stock converted into an aggregate of approximately 116 million shares of our common stock at conversion rates ranging between 30.894 and 31.149 common shares per share of Mandatory Convertible Preferred Stock. We paid cash in lieu of fractional shares of common stock upon conversion.
Stock Repurchase Programs
In December 2021, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2022, which was subsequently extended to December 31, 2023. In May 2022, our Board of Directors authorized another stock repurchase program to repurchase up to an additional $10 billion of our common stock from time to time through December 31, 2023. During fiscal years 2024, 2023 and 2022, we repurchased and retired approximately 67 million, 91 million and 117 million shares of our common stock for $7,176 million, $5,824 million and $7,000 million, respectively. All $20 billion of the authorized amount under these stock repurchase programs was utilized prior to expiration on December 31, 2023.

Equity Incentive Award Plans
2012 Plan
In connection with the acquisition of Broadcom Corporation, we assumed its 2012 stock incentive plan and outstanding unvested RSUs that were held by its employees. During the second quarter of fiscal year 2021, our stockholders approved the amendment and restatement of the Broadcom Corporation 2012 stock incentive plan, now called the Broadcom Inc. 2012 Stock Incentive Plan (the “2012 Plan”). Under the 2012 Plan, we may grant stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant, restricted stock awards, and RSUs to employees. No participant may be granted such awards for more than an aggregate of 40 million shares in any fiscal year. Equity awards granted generally vest over four years. The 2012 Plan reduced the number of shares available for new equity award grants to 200 million shares and removed the annual share replenishment provision provided under the Broadcom Corporation 2012 stock incentive plan. During the second quarter of fiscal year 2023, our stockholders approved the amendment and restatement of the 2012 Plan to increase the number of shares of common stock authorized for issuance by 250 million shares. Awards cancelled or forfeited and shares withheld to satisfy tax withholding obligations become available for future issuance. As of November 3, 2024, 364 million shares remained available for issuance under the 2012 Plan.
We may grant market-based RSUs with both a service condition and a market condition as part of our equity compensation programs. The market-based RSUs generally vest over four years, subject to satisfaction of market conditions. During fiscal years 2024, 2023 and 2022, we granted market-based RSUs under which grantees may receive the number of shares ranging from 0% to 300% of the original grant on a stock split adjusted basis at vesting based upon the total stockholder return (“TSR”) on our common stock on an absolute basis and as compared to the TSR of an index group of companies. During fiscal year 2023, we also granted market-based RSUs vesting over five years, subject to satisfaction of stock price performance milestones.
2007 Plan
In connection with the VMware Merger, we assumed the VMware, Inc. Amended and Restated 2007 Equity and Incentive Plan (the “2007 Plan”) and outstanding unvested RSU awards and PSU awards originally granted by VMware under the 2007 Plan that were held by continuing employees. These assumed awards were converted into approximately 46 million Broadcom RSU awards and will vest in accordance with their original terms, generally over four years. Under the 2007 Plan, we may grant stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant, restricted stock, RSUs, and other stock-based or cash-based awards to employees. Equity awards granted under the 2007 Plan following the VMware Merger are expected to be on similar terms and consistent with similar grants made pursuant to the 2012 Plan. Awards cancelled or forfeited and shares withheld to satisfy tax withholding obligations become available for future issuance. As of November 3, 2024, 62 million shares remained available for issuance under the 2007 Plan.
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

Stock-Based Compensation Expense

	Fiscal Year
	2024	2023	2022

	(In millions)
Cost of products sold	$119	$88	$65
Cost of subscriptions and services	545	122	82
Research and development	3,460	1,513	1,048
Selling, general and administrative	1,546	448	338
Total stock-based compensation expense(a)	$5,670	$2,171	$1,533

Estimated income tax benefits for stock-based compensation	$991	$367	$255
Excess income tax benefits for stock-based awards exercised or released	$1,296	$507	$375
_____________________________
(a) Does not include stock-based compensation expense related to discontinued operations recognized during fiscal year 2024, which was included in loss from discontinued operations, net of income taxes in our consolidated statement of operations.
Fiscal year 2024 stock-based compensation expense included $1,613 million related to equity awards assumed in connection with the VMware Merger.
During the first quarter of fiscal year 2019, the Compensation Committee of our Board of Directors approved a broad-based program of multi-year equity grants of time- and market-based RSUs (the “Multi-Year Equity Awards”) in lieu of our annual employee equity awards historically granted on March 15 of each year. Each Multi-Year Equity Award vests on the same basis as four annual grants made March 15 of each year, beginning in fiscal year 2019, with successive four-year vesting periods. Stock-based compensation expense related to the Multi-Year Equity Awards was $356 million, $596 million and $794 million for fiscal years 2024, 2023 and 2022, respectively.
As of November 3, 2024, the total unrecognized compensation cost related to unvested stock-based awards was $11,259 million, which is expected to be recognized over the remaining weighted-average service period of 3.0 years.
The following table summarizes the weighted-average assumptions utilized to calculate the fair value of market-based awards granted in the periods presented:

	Fiscal Year
	2024	2023	2022
Risk-free interest rate	4.2%	4.0%	1.4%
Dividend yield	1.7%	3.3%	2.7%
Volatility	32.0%	32.8%	37.1%
Expected term (in years)	3.6	4.8	3.4
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
The expected term was commensurate with the awards’ contractual terms.

Restricted Stock Unit Awards
A summary of time- and market-based RSU activity was as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of October 31, 2021	234	$20.04
Granted	27	$52.77
Vested	(74)	$22.55
Forfeited	(12)	$24.28
Balance as of October 30, 2022	175	$23.85
Granted	124	$51.98
Vested	(74)	$26.25
Forfeited	(7)	$30.79
Balance as of October 29, 2023	218	$38.92
Assumed in VMware Merger	46	$96.85
Granted	81	$115.58
Vested	(107)	$54.34
Forfeited	(25)	$88.62
Balance as of November 3, 2024	213	$66.44
The aggregate fair value of time- and market-based RSUs that vested in fiscal years 2024, 2023 and 2022 was $14,914 million, $5,423 million and $4,207 million, respectively, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
12. Income Taxes
The components of income before income taxes by U.S. and foreign jurisdictions were as follows:

	Fiscal Year
	2024	2023	2022

	(In millions)
Domestic loss	$(4,851)	$(63)	$(2,020)
Foreign income	14,767	15,160	14,454
Income from continuing operations before income taxes	$9,916	$15,097	$12,434

The components of the provision for income taxes were as follows:

	Fiscal Year
	2024	2023	2022

	(In millions)
Current tax provision:
Federal	$1,030	$952	$174
State	52	23	48
Foreign	701	541	762
Total	1,783	1,516	984
Deferred tax provision (benefit):
Federal	1,855	(499)	68
State	(70)	(31)	(15)
Foreign	180	29	(98)
Total	1,965	(501)	(45)
Total provision for income taxes	$3,748	$1,015	$939
The following is a reconciliation of our effective tax rate to the statutory federal tax rate:

	Fiscal Year
	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
State, net of federal benefit	(0.1)	—	0.2
Foreign income taxed at different rates	(22.4)	(17.3)	(19.1)
Deemed inclusion of foreign earnings	16.3	9.9	8.0
Impact of non-recurring intra-group transfer of certain IP rights	39.6	—	—
Uncertain tax benefits	1.8	(1.9)	1.6
Excess tax benefits from stock-based compensation	(13.1)	(3.4)	(3.0)
Research and development credit	(6.0)	(1.8)	(1.4)
Other, net	0.7	0.2	0.2
Effective tax rate on income before income taxes	37.8%	6.7%	7.5%
The increase in provision for income taxes in fiscal year 2024 compared to fiscal year 2023 was primarily due to the impact of a non-recurring intra-group transfer of certain IP rights to the United States as a result of supply chain realignment and the resulting shift in jurisdictional mix of income, partially offset by an increase in excess tax benefits from stock-based awards. The increase in provision for income taxes in fiscal year 2023 compared to fiscal year 2022 was primarily due to higher income before income taxes, partially offset by an increase in the recognition of uncertain tax benefits as a result of lapses of statutes of limitations.
We derive the effective tax rate benefit attributed to foreign income taxed at different rates primarily from our operations in Singapore and Malaysia. Our tax incentives from the Singapore Economic Development Board provide that any qualifying income earned in Singapore is subject to tax incentives or reduced rates of Singapore income tax, subject to our compliance with the conditions specified in these incentives and legislative developments. These Singapore tax incentives are scheduled to expire in November 2030. We have also obtained a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028. The tax holiday that we negotiated in Malaysia is also subject to our compliance with various operating and other conditions. Before taking into consideration the effects of the U.S. Tax Cuts and Jobs Act and other indirect tax impacts, the effect of these tax incentives and tax holiday was to decrease the provision for income taxes by approximately $2,261 million, $2,104 million and $1,821 million for fiscal years 2024, 2023 and 2022, respectively.

Significant components of our deferred tax assets and liabilities consisted of the following:

	November 3, 2024	October 29, 2023

	(In millions)
Deferred income tax assets:
Net operating loss, credit and other carryforwards	$2,905	$1,809
Capitalized research and development	2,459	275
Deferred revenue	776	208
Employee stock awards	291	190
Depreciation and amortization	81	223
Other deferred income tax assets	672	329
Gross deferred income tax assets	7,184	3,034
Less: valuation allowance	(2,218)	(1,789)
Deferred income tax assets	4,966	1,245
Deferred income tax liabilities:
Depreciation and amortization	8,772	97
Unamortized debt discount and issuance costs	420	302
Foreign earnings not indefinitely reinvested	105	86
Other deferred income tax liabilities	210	62
Deferred income tax liabilities	9,507	547

Net deferred income tax assets (liabilities)	$(4,541)	$698
As a result of the acquisition of VMware, we established $3,642 million of net deferred tax liabilities on the excess of book basis over the tax basis of acquired assets. Our net deferred tax liabilities also increased during the year due to the non-recurring intra-group transfer of certain IP rights to the United States. The valuation allowance disclosed in the table above relates to substantially all U.S. state and foreign net operating loss carryforwards and research and development tax credits that may not be realized.
We continue to indefinitely reinvest $1,785 million of certain accumulated foreign earnings. The unrecognized deferred income tax liability related to these earnings is estimated to be $187 million. All other current and future earnings of all our foreign subsidiaries are not considered permanently reinvested.
As of November 3, 2024, we had tax effected U.S. state net operating loss carryforwards of $126 million and foreign net operating loss carryforwards of $92 million, all of which expire in various years beginning in fiscal year 2025. We had $2,176 million of state research and development tax credits which begin to expire in fiscal year 2025.

Uncertain Tax Positions
The following table reconciles the beginning and ending balance of gross unrecognized tax benefits:

	Fiscal Year
	2024	2023	2022

	(In millions)
Beginning balance	$4,655	$5,117	$5,030
Lapses of statutes of limitations	(39)	(634)	(50)
Increases in balances related to tax positions taken during prior periods (including those related to acquisitions made during the year)	844	26	—
Decreases in balances related to tax positions taken during prior periods	(9)	(13)	(113)
Increases in balances related to tax positions taken during current period	447	170	288
Decreases in balances related to settlements with taxing authorities	(55)	(11)	(38)
Ending balance	$5,843	$4,655	$5,117
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Accrued interest and penalties were included within other long-term liabilities. During fiscal years 2024, 2023 and 2022, we recognized interest and penalties of $144 million, $22 million and $25 million respectively, within the provision for income taxes. As of November 3, 2024 and October 29, 2023, the total accrued interest and penalties was approximately $701 million and $389 million, respectively. The increase in total accrued interest and penalties was primarily the result of the VMware acquisition in addition to the current year accrual.
As of November 3, 2024 and October 29, 2023, approximately $6,544 million and $5,044 million, respectively, of the unrecognized tax benefits and accrued interest and penalties would, if recognized, benefit our effective income tax rate. We are subject to U.S. income tax examination for fiscal years 2018 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside of the U.S. for fiscal years 2005 and later. It is possible that our existing unrecognized tax benefits may change up to $3,580 million as a result of lapses of the statute of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.
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
Semiconductor solutions. We provide semiconductor solutions for managing the movement of data in data center, service provider, and enterprise networking applications, including AI networking and connectivity. We provide a broad variety of radio frequency semiconductor devices, wireless connectivity solutions, custom touch controllers, and inductive charging solutions for mobile applications. We also provide semiconductor solutions for enabling the set-top box and broadband access markets and for enabling secure movement of digital data to and from host machines, such as servers, personal computers and storage systems, to the underlying storage devices, such as hard disk drives and solid state drives. We also provide a broad variety of products for the general industrial and automotive markets. Our semiconductor solutions segment also includes our IP licensing.
Infrastructure software. We provide a portfolio of software solutions that help enterprises simplify their IT environments so they can increase business velocity and flexibility, and enable customers to plan, develop, deliver, automate, manage and secure applications across mainframe, distributed, edge, mobile, and private and hybrid cloud platforms. Our portfolio of infrastructure and security software is designed to modernize, optimize, and secure the most complex private and hybrid cloud environments, enabling scalability, agility, automation, insights, resiliency and security making it easy for customers to run their mission-critical workloads. We also offer mission-critical FC SAN products and related software.
Our CODM assesses the performance of each segment and allocates resources to each segment based on net revenue and operating results and does not evaluate each segment using discrete asset information. Operating results by segment include items that are directly attributable to each segment and also include shared expenses such as marketing, general and administrative activities, facilities and IT expenses. Shared expenses are primarily allocated based on revenue and headcount.

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

	Fiscal Year
	2024	2023	2022

	(In millions)
Net revenue:
Semiconductor solutions	$30,096	$28,182	$25,818
Infrastructure software	21,478	7,637	7,385
Total net revenue	$51,574	$35,819	$33,203

Operating income:
Semiconductor solutions	$16,759	$16,486	$15,075
Infrastructure software	13,977	5,639	5,219
Unallocated expenses	(17,273)	(5,918)	(6,069)
Total operating income	$13,463	$16,207	$14,225
Geographic Information
Net revenue by country is based primarily on the geographic shipment or delivery location as specified by the distributors, OEMs, contract manufacturers, channel partners, or software customers who purchased our products or services. For the majority of our products, title and control transfer to our customers in Penang, Malaysia. The products are then transported to the customer specific locations. Net revenue from the United States for fiscal years 2024, 2023 and 2022 was $12,887 million, $6,975 million and $5,915 million, respectively. Net revenue from China (including Hong Kong) for fiscal years 2024, 2023 and 2022 was $10,483 million, $11,533 million and $11,637 million, respectively. Net revenue from Singapore for fiscal years 2024, 2023 and 2022 was $9,559 million, $4,479 million and $4,003 million, respectively. Net revenue from other foreign countries for fiscal years 2024, 2023 and 2022 was $18,645 million, $12,832 million and $11,648 million, respectively. These geographic delivery locations are not necessarily indicative of the geographic location of our end customers or the country in which our end customers sell devices containing our products. For example, we believe a substantial portion of our products shipped or delivered to China (including Hong Kong) is included in devices sold by our end customers in the United States and Europe.

Long-lived assets include property, plant and equipment and are based on the physical location of the assets.

	November 3, 2024	October 29, 2023

	(In millions)
Long-lived assets:
United States	$1,685	$1,371
Taiwan	365	341
Other	471	442
Total long-lived assets	$2,521	$2,154
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors and channel partners globally. One customer accounted for 18% and 21% of our net accounts receivable balance as of November 3, 2024 and October 29, 2023, respectively. During fiscal years 2024, 2023 and 2022, one customer accounted for 28%, 21% and 20% of our net revenue, respectively. Revenue from this customer was included in our semiconductor solutions segment.
14. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of November 3, 2024:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments
	(In millions)
2025	$272	$486
2026	283	404
2027	7	352
2028	7	293
2029	—	240
Thereafter	—	997
Total	$569	$2,772
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at November 3, 2024, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,669 million of unrecognized tax benefits and accrued interest and penalties as of November 3, 2024 have been excluded from the table above.
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
During the periods presented, no material amounts have been accrued or disclosed in the accompanying consolidated financial statements with respect to loss contingencies associated with any other legal proceedings, regulatory investigations or tax disputes as potential losses for such matters are not considered probable and ranges of losses are not reasonably estimable. These matters are subject to many uncertainties and the ultimate outcomes are not predictable. There can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on our consolidated financial statements.
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

15. Restructuring and Other Charges
Restructuring Charges
The following table summarizes the significant activities within, and components of, the restructuring liabilities:

	Employee Termination Costs	Lease and Impairment Costs	Total

	(In millions)
Balance as of October 31, 2021	$4	$—	$4
Restructuring charges	24	38	62
Utilization	(24)	(38)	(62)
Balance as of October 30, 2022	4	—	4
Restructuring charges	20	24	44
Utilization	(22)	(24)	(46)
Balance as of October 29, 2023	2	—	2
Restructuring charges	1,510	277	1,787
Utilization	(1,393)	(277)	(1,670)
Balance as of November 3, 2024	$119	$—	$119
In connection with the VMware Merger, we initiated restructuring activities to integrate the acquired business, align our workforce and improve efficiencies in our operations. Restructuring charges in fiscal year 2024 primarily related to employee termination costs. We also incurred $277 million of impairment charges primarily related to lease assets and property, plant and equipment. We expect these restructuring activities to be substantially completed by the end of fiscal year 2025. These charges were recognized primarily in operating expenses.
During fiscal year 2023, we incurred $24 million of impairment charges primarily related to lease assets and property, plant and equipment. During fiscal year 2022, we incurred $38 million of impairment charges related to lease assets.
As of November 3, 2024 and October 29, 2023, short-term and long-term lease liabilities included $192 million and $44 million of obligations related to restructured leases, respectively.
Other Charges
Restructuring and other charges in our consolidated statement of operations for fiscal year 2023 included $204 million of non-recurring charges related to IP litigation.
16. Subsequent Events
Cash Dividends Declared
On December 10, 2024, our Board of Directors declared a quarterly cash dividend of $0.59 per share on our common stock, payable on December 31, 2024 to stockholders of record on December 23, 2024.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions to Allowances	Charges Utilized/ Write-offs	Balance at End of Period

	(In millions)
Accounts receivable allowances:
Distributor credit allowances (a)
Fiscal year ended November 3, 2024	$133	$351	$(390)	$94
Fiscal year ended October 29, 2023	$125	$502	$(494)	$133
Fiscal year ended October 30, 2022	$128	$484	$(487)	$125

Other accounts receivable allowances (b)
Fiscal year ended November 3, 2024	$4	$17	$(10)	$11
Fiscal year ended October 29, 2023	$1	$5	$(2)	$4
Fiscal year ended October 30, 2022	$2	$10	$(11)	$1

Income tax valuation allowances:
Fiscal year ended November 3, 2024	$1,789	$3,151	$(2,722)	$2,218
Fiscal year ended October 29, 2023	$1,777	$117	$(105)	$1,789
Fiscal year ended October 30, 2022	$1,782	$118	$(123)	$1,777
________________________________
(a)Distributor credit allowances relate to price adjustments and other allowances.
(b)Other accounts receivable allowances primarily include sales returns and allowance for doubtful accounts.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of November 3, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 3, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
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
Our management assessed the effectiveness of our internal control over financial reporting as of November 3, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of November 3, 2024, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of November 3, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended November 3, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
Insider Trading Arrangements
On September 23, 2024, Diane M. Bryant, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (the “Trading Plan”). The Trading Plan provides for the potential sale of up to 15,000 shares of Broadcom common stock so long as the market price of Broadcom common stock satisfies certain threshold prices specified in the Trading Plan. The Trading Plan will expire on September 12, 2025, subject to early termination for certain specified events set forth in the Trading Plan.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Broadcom has adopted an insider trading compliance policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and Broadcom itself. A copy of our insider trading compliance policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The remaining information required by Item 10 is incorporated herein by reference from sections entitled “Board of Directors,” “Corporate Governance” and “Proposal 1 — Election of Directors” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders. Our executive officers are listed at the end of Item 1 of this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from sections entitled “Board of Directors — Director Compensation,” “Board of Directors — Board Committees — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “CEO Pay Ratio” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from sections entitled “Stockholder Information — Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from sections entitled “Board of Directors” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:
1. Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:
2. Financial Statement Schedules
The financial statement schedule of the Registrant and its subsidiaries for fiscal years 2024, 2023 and 2022 required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K:

Page
Schedule II - Valuation and Qualifying Accounts	92
Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.
3. Exhibits
The documents set forth below are filed herewith or incorporated by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of May 26, 2022, by and among Broadcom Inc., VMware, Inc., Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC.	8-K	001-38449	2.1	05-26-2022
3.1	Amended and Restated Certificate of Incorporation (including all amendments thereto).	10-Q	001-38449	3.1	09-11-2024
3.2	Amended and Restated Bylaws.	8-K12B	001-38449	3.2	04-04-2018
4.1	Form of Common Stock Certificate.	10-Q	001-38449	4.1	06-14-2018
4.2	Description of Common Stock.					X
4.3	Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-37690	4.1	01-20-2017
4.4	First Supplemental Indenture to the January 2017 Indenture, dated as of April 9, 2018.	8-K	001-38449	4.1	04-09-2018
4.5	Second Supplemental Indenture to the January 2017 Indenture, dated as of January 25, 2019.	8-K	001-38449	4.1	01-25-2019

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.6	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.3).	8-K	001-37690	4.1	01-20-2017
4.7	Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.3).	8-K	001-37690	4.1	01-20-2017
4.8	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-37690	4.1	10-17-2017
4.9	Supplemental Indenture to the October 2017 Indenture, dated as of April 9, 2018.	8-K	001-38449	4.2	04-09-2018
4.10	Second Supplemental Indenture to the October 2017 Indenture, dated as of January 25, 2019.	8-K	001-38449	4.2	01-25-2019
4.11	Form of 2.650% Senior Notes due 2023 (included in Exhibit 4.8).	8-K	001-37690	4.1	10-17-2017
4.12	Form of 3.125% Senior Notes due 2025 (included in Exhibit 4.8).	8-K	001-37690	4.1	10-17-2017
4.13	Form of 3.500% Senior Notes due 2028 (included in Exhibit 4.8).	8-K	001-37690	4.1	10-17-2017
4.14	Indenture, dated as of April 5, 2019, by and among the Company as Issuer, Broadcom Technologies Inc., Broadcom Corporation and Broadcom Cayman Finance Limited, and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-05-2019
4.15	Form of 3.625% Senior Notes due 2024 (included in Exhibit 4.14).	8-K	001-38449	4.1	04-05-2019
4.16	Form of 4.750% Senior Notes due 2029 (included in Exhibit 4.14).	8-K	001-38449	4.1	04-05-2019
4.17	Indenture, dated as of April 9, 2020, by and among the Company, as Issuer, Broadcom Technologies Inc. and Broadcom Corporation (the “2020 Guarantors”), and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-09-2020
4.18	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.17).	8-K	001-38449	4.1	04-09-2020
4.19	Indenture, dated as of May 8, 2020, by and among the Company as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	05-08-2020
4.20	Form of 2.250% Senior Notes due 2023 (included in Exhibit 4.19).	8-K	001-38449	4.1	05-08-2020
4.21	Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.19).	8-K	001-38449	4.1	05-08-2020
4.22	Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.19).	8-K	001-38449	4.1	05-08-2020
4.23	Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.19).	8-K	001-38449	4.1	05-08-2020
4.24	Indenture, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	05-21-2020
4.25	Form of 3.459% Senior Notes due 2026 (included in Exhibit 4.24).	8-K	001-38449	4.1	05-21-2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.26	Form of 4.110% Senior Notes due 2028 (included in Exhibit 4.24).	8-K	001-38449	4.1	05-21-2020
4.27	Indenture, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as Trustee.	8-K	001-38449	4.1	01-19-2021
4.28	Form of 1.950% Senior Notes due 2028 (included in Exhibit 4.27).	8-K	001-38449	4.1	01-19-2021
4.29	Form of 2.450% Senior Notes due 2031 (included in Exhibit 4.27).	8-K	001-38449	4.1	01-19-2021
4.30	Form of 2.600% Senior Notes due 2033 (included in Exhibit 4.27).	8-K	001-38449	4.1	01-19-2021
4.31	Form of 3.500% Senior Notes due 2041 (included in Exhibit 4.27).	8-K	001-38449	4.1	01-19-2021
4.32	Form of 3.750% Senior Notes due 2051 (included in Exhibit 4.27).	8-K	001-38449	4.1	01-19-2021
4.33	Registration Rights Agreement, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., and Truist Securities, Inc., as representatives of the several initial purchasers of the January 2021 Senior Notes.	8-K	001-38449	4.7	01-19-2021
4.34	Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	8-K	001-38449	4.1	03-31-2021
4.35	Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.34).	8-K	001-38449	4.1	03-31-2021
4.36	Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.34).	8-K	001-38449	4.1	03-31-2021
4.37	Registration Rights Agreement, dated as of March 31, 2021, by and among the Company and BofA Securities, Inc. and HSBC Securities (USA) Inc., as dealer-managers in connection with the March 2021 Exchange Offer.	8-K	001-38449	4.4	03-31-2021
4.38	Indenture, dated as of September 30, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	8-K	001-38449	4.1	09-30-2021
4.39	Form of 3.137% Senior Notes due 2035 (included in Exhibit 4.38).	8-K	001-38449	4.1	09-30-2021
4.40	Form of 3.187% Senior Notes due 2036 (included in Exhibit 4.38).	8-K	001-38449	4.1	09-30-2021
4.41	Registration Rights Agreement, dated as of September 30, 2021, by and among the Company and BNP Paribas Securities Corp., J.P. Morgan Securities LLC and TD Securities (USA) LLC, as dealer-mangers in connection with the September 2021 exchange offer.	8-K	001-38449	4.4	09-30-2021
4.42	Indenture, dated April 14, 2022, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-15-2022
4.43	Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.42).	8-K	001-38449	4.1	04-15-2022

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.44	Form of 4.15% Senior Notes due 2032 (included in Exhibit 4.42).	8-K	001-38449	4.1	04-15-2022
4.45	Registration Rights Agreement, dated as of April 14, 2022, between the Company and BofA Securities, Inc., HSBC Securities (USA) Inc., and RBC Capital Markets, LLC, as representatives of the several initial purchasers of the April 2022 Senior Notes.	8-K	001-38449	4.4	04-15-2022
4.46	Indenture, dated April 18, 2022, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-18-2022
4.47	Form of 4.926% Senior Notes due 2037 (included in Exhibit 4.46).	8-K	001-38449	4.1	04-18-2022
4.48	Registration Rights Agreement, dated April 18, 2022, between the Company and Barclays Capital Inc., BBVA Securities Inc., BNP Paribas Securities Corp. and J.P. Morgan Securities LLC, as dealer-managers in connection with the April 2022 Exchange Offer.	8-K	001-38449	4.3	04-18-2022
4.49	Indenture, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	07-12-2024
4.50	Supplemental Indenture No. 1, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	07-12-2024
4.51	Form of 5.050% Senior Notes due 2027 (included in Exhibit 4.50).	8-K	001-38449	4.2	07-12-2024
4.52	Form of 5.050% Senior Notes due 2029 (included in Exhibit 4.50).	8-K	001-38449	4.2	07-12-2024
4.53	Form of 5.150% Senior Notes due 2031 (included in Exhibit 4.50).	8-K	001-38449	4.2	07-12-2024
4.54	Supplemental Indenture No. 2, dated October 2, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	10-02-2024
4.55	Form of 4.150% Senior Notes due 2028 (included in Exhibit 4.54).	8-K	001-38449	4.2	10-02-2024
4.56	Form of 4.350% Senior Notes due 2030 (included in Exhibit 4.54).	8-K	001-38449	4.2	10-02-2024
4.57	Form of 4.550% Senior Notes due 2032 (included in Exhibit 4.54).	8-K	001-38449	4.2	10-02-2024
4.58	Form of 4.800% Senior Notes due 2034 (included in Exhibit 4.54).	8-K	001-38449	4.2	10-02-2024
10.1	Form of Indemnification and Advancement Agreement (effective April 4, 2018).	8-K12B	001-38449	10.1	04-04-2018
10.2	Credit Agreement, dated as of January 19, 2021, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	001-38449	10.1	01-19-2021
10.3	Amendment No. 1, dated April 18, 2023, among Broadcom Inc., the lenders and other parties thereto, and Bank of America, N.A., as Administrative Agent, to the Credit Agreement, dated as of January 19, 2021.	10-Q	001-38449	10.1	06-07-2023

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4		Credit Agreement, dated as of August 15, 2023, among Broadcom, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	001-38449	10.1	08-16-2023
10.5		First Amendment to Credit Agreement, dated as of December 1, 2023, amending the Credit Agreement, dated as of August 15, 2023, among Broadcom, the lenders and other parties thereto, and Bank of America, N.A., as Administrative Agent.	10-Q	001-38449	10.5	03-14-2024
10.6		Lease Agreement dated August 10, 2017 between Five Point Office Venture I, LLC and Broadcom Corporation.	10-K	001-37690	10.29	12-21-2017
10.7		First Amendment to Lease Agreement by and between Five Point Office Venture 1, LLC and Broadcom Corporation.	10-K	001-38449	10.18	12-18-2020
10.8	*	Settlement and Patent License and Non-Assert Agreement by and between Qualcomm Incorporated and Broadcom Corporation.	8-K/A	000-23993	10.1	07-23-2009
10.9	+	Avago Technologies Limited 2009 Equity Incentive Award Plan.	S-1/A	333-153127	10.18	07-27-2009
10.10	+	Broadcom Inc. Employee Stock Purchase Plan (as amended and restated on April 1, 2019).	Schedule 14A	001-38449	Appendix B-1	02-19-2019
10.11	+	LSI Corporation 2003 Equity Incentive Plan, as amended.	S-8	333-195741	4.1	05-06-2014
10.12	+	Amendment to the LSI Corporation 2003 Equity Incentive Plan (effective February 1, 2016).	10-K	001-37690	10.45	12-23-2016
10.13	+	Amendment to the LSI Corporation 2003 Equity Incentive Plan (effective April 4, 2018).	8-K12B	001-38449	10.10	04-04-2018
10.14	+	Broadcom Inc. 2012 Stock Incentive Plan (as amended and restated on April 5, 2021).	10-Q	001-38449	10.1	06-11-2021
10.15	+	VMware, Inc. Amended and Restated 2007 Equity and Incentive Plan.	S-8	333-275702	99.1	11-22-2023
10.16	+	Form of Annual Bonus Plan for Executive Employees.	10-K	001-37690	10.53	12-23-2016
10.17	+	Form of Agreement for Multi-Year Equity Award of Restricted Stock Unit Award under the Avago Technologies Limited 2009 Equity Incentive Award Plan (effective December 5, 2017).	8-K	001-38449	10.1	12-06-2018
10.18	+	Form of Agreement for Multi-Year Equity Award of Performance Stock Units under the Avago Technologies Limited 2009 Equity Incentive Award Plan (effective March 13, 2018).	8-K	001-38449	10.2	12-06-2018
10.19	+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 8, 2020).	10-K	001-38449	10.51	12-18-2020
10.20	+	Form of Performance Stock Unit Agreement (Relative TSR) under LSI Corporation 2003 Equity Incentive Plan, as amended (effective December 8, 2020).	10-K	001-38449	10.52	12-18-2020
10.21	+	Form of Restricted Stock Unit Award Agreement under Broadcom Corporation 2012 Stock Incentive Plan (effective December 5, 2017).	10-K	001-37690	10.61	12-21-2017

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.22	+	Form of Restricted Stock Unit Award Agreement under Broadcom Inc. 2012 Stock Incentive Plan (effective April 5, 2021).	10-Q	001-38449	10.3	06-11-2021
10.23	+	Form of Performance Share Unit Agreement (Relative TSR) under Broadcom Corporation 2012 Stock Incentive Plan (effective March 15, 2018).	10-Q	001-37690	10.5	03-15-2018
10.24	+	Form of Performance Stock Unit Award Agreement under the Broadcom Inc. 2012 Stock Incentive Plan (effective April 5, 2021).	10-Q	001-38449	10.4	06-11-2021
10.25	+	Form of Performance Stock Unit Award Agreement (Price Contingency) under Broadcom Inc. 2012 Stock Incentive Plan.	8-K	001-38449	10.1	11-02-2022
10.26	+	Performance Stock Unit Award Agreement, dated April 5, 2021, between Broadcom Inc. and Hock E. Tan.	10-Q	001-38449	10.2	06-11-2021
10.27	+	Broadcom Inc. 2023 Inducement Plan.	S-8	333-276053	99.1	12-14-2023
10.28	+	Form of Restricted Stock Unit Agreement under Broadcom Inc. 2023 Inducement Plan.	S-8	333-276053	99.2	12-14-2023
10.29	+	Form of Performance Stock Unit Agreement under Broadcom Inc. 2023 Inducement Plan.	S-8	333-276053	99.3	12-14-2023
10.30	+	Policy on Acceleration of Executive Staff Equity Awards in the Event of Permanent Disability (as amended June 2, 2021).	8-K	001-38449	10.1	06-03-2021
10.31	+	Policy on Acceleration of Equity Awards in the Event of Death (as amended January 1, 2023).	10-Q	001-38449	10.2	09-06-2023
10.32	+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Hock E. Tan.	8-K	001-38449	10.1	12-10-2020
10.33	+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Charlie B. Kawwas.	8-K	001-38449	10.2	12-10-2020
10.34	+	Severance Benefits Agreement, dated September 26, 2017, between Broadcom Limited and Mark Brazeal.	10-Q	001-38449	10.18	06-16-2018
10.35	+	Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Kirsten M. Spears.	8-K	001-38449	10.5	12-10-2020
19.1		Broadcom Inc. Insider Trading Compliance Policy					X
21.1		List of Subsidiaries.					X
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1		Power of Attorney (see signature page to this Form 10-K).					X
31.1		Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Clawback Policy.	10-K	001-38449	97.1	12-14-2023
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Schema Document.					X
101.CAL	Inline XBRL Calculation Linkbase Document.					X
101.DEF	Inline XBRL Definition Linkbase Document.					X
101.LAB	Inline XBRL Labels Linkbase Document.					X
101.PRE	Inline XBRL Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

Notes:

+	Indicates a management contract or compensatory plan or arrangement.
*	Certain information omitted pursuant to a request for confidential treatment filed with the SEC.

ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADCOM INC.

By:	/s/ Hock E. Tan
	Name:	Hock E. Tan
	Title:	President and Chief Executive Officer

Date: December 20, 2024

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

Signature	Title	Date

/s/ Hock E. Tan	President, Chief Executive Officer and Director (Principal Executive Officer)	December 20, 2024
Hock E. Tan

/s/ Kirsten M. Spears	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 20, 2024
Kirsten M. Spears

/s/ Henry Samueli	Chairman of the Board of Directors	December 20, 2024
Henry Samueli

/s/ Eddy W. Hartenstein	Lead Independent Director	December 20, 2024
Eddy W. Hartenstein

/s/ Diane M. Bryant	Director	December 20, 2024
Diane M. Bryant

/s/ Gayla J. Delly	Director	December 20, 2024
Gayla J. Delly

/s/ Kenneth Y. Hao	Director	December 20, 2024
Kenneth Y. Hao

/s/ Check Kian Low	Director	December 20, 2024
Check Kian Low

/s/ Justine F. Page	Director	December 20, 2024
Justine F. Page

/s/ Harry L. You	Director	December 20, 2024
Harry L. You