Form 10-Q
period 2025-02-02
Broadcom Inc.
filed 2025-03-12
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 2, 2025
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

As of February 28, 2025, there were 4,701,948,717 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 2, 2025

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	February 2, 2025	November 3, 2024

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$9,307	$9,348
Trade accounts receivable, net	4,955	4,416
Inventory	1,908	1,760
Other current assets	4,820	4,071
Total current assets	20,990	19,595
Long-term assets:
Property, plant and equipment, net	2,465	2,521
Goodwill	97,871	97,873
Intangible assets, net	38,583	40,583
Other long-term assets	5,449	5,073
Total assets	$165,358	$165,645
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,905	$1,662
Employee compensation and benefits	922	1,971
Short-term debt	5,653	1,271
Other current liabilities	12,430	11,793
Total current liabilities	20,910	16,697
Long-term liabilities:
Long-term debt	60,926	66,295
Other long-term liabilities	13,733	14,975
Total liabilities	95,569	97,967
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 29,000 shares authorized; 4,702 and 4,686 shares issued and outstanding as of February 2, 2025 and November 3, 2024, respectively	5	5
Additional paid-in capital	66,848	67,466
Retained earnings	2,729	—
Accumulated other comprehensive income	207	207
Total stockholders’ equity	69,789	67,678
Total liabilities and equity	$165,358	$165,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended
	February 2, 2025	February 4, 2024

	(In millions, except per share data)
Net revenue:
Products	$8,171	$7,412
Subscriptions and services	6,745	4,549
Total net revenue	14,916	11,961
Cost of revenue:
Cost of products sold	2,693	2,160
Cost of subscriptions and services	580	954
Amortization of acquisition-related intangible assets	1,484	1,380
Restructuring charges	14	92
Total cost of revenue	4,771	4,586
Gross margin	10,145	7,375
Research and development	2,253	2,308
Selling, general and administrative	949	1,572
Amortization of acquisition-related intangible assets	511	792
Restructuring and other charges	172	620
Total operating expenses	3,885	5,292
Operating income	6,260	2,083
Interest expense	(873)	(926)
Other income, net	103	185
Income from continuing operations before income taxes	5,490	1,342
Provision for (benefit from) income taxes	(13)	68
Income from continuing operations	5,503	1,274
Income from discontinued operations, net of income taxes	—	51
Net income	$5,503	$1,325

Basic income per share:
Income per share from continuing operations	$1.17	$0.28
Income per share from discontinued operations	—	0.01
Net income per share	$1.17	$0.29

Diluted income per share:
Income per share from continuing operations	$1.14	$0.27
Income per share from discontinued operations	—	0.01
Net income per share	$1.14	$0.28

Weighted-average shares used in per share calculations:
Basic	4,695	4,517
Diluted	4,836	4,666
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended
	February 2, 2025	February 4, 2024

	(In millions)
Net income	$5,503	$1,325
Other comprehensive income, net of tax:
Change in unrealized gain on derivative instruments	(1)	—
Change in actuarial loss and prior service costs associated with defined benefit plans	1	—
Other comprehensive income, net of tax	—	—
Comprehensive income	$5,503	$1,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Fiscal Quarter Ended
	February 2, 2025	February 4, 2024

	(In millions)
Cash flows from operating activities:
Net income	$5,503	$1,325
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	2,032	2,206
Depreciation	142	139
Stock-based compensation	1,280	1,582
Deferred taxes and other non-cash taxes	(696)	(294)
Loss on debt extinguishment	65	—
Non-cash interest expense	97	102
Other	41	38
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(539)	1,756
Inventory	(148)	(14)
Accounts payable	241	(74)
Employee compensation and benefits	(908)	(660)
Other current assets and current liabilities	26	(2,182)
Other long-term assets and long-term liabilities	(1,023)	891
Net cash provided by operating activities	6,113	4,815
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(25,416)
Purchases of property, plant and equipment	(100)	(122)
Purchases of investments	(105)	(13)
Sales of investments	18	89
Other	13	(15)
Net cash used in investing activities	(174)	(25,477)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,986	30,010
Payments on debt obligations	(8,090)	(934)
Proceeds from commercial paper, net	3,980	—
Payments of dividends	(2,774)	(2,435)
Repurchases of common stock - repurchase program	—	(7,176)
Shares repurchased for tax withholdings on vesting of equity awards	(2,036)	(1,114)
Other	(46)	(14)
Net cash provided by (used in) financing activities	(5,980)	18,337
Net change in cash and cash equivalents	(41)	(2,325)
Cash and cash equivalents at beginning of period	9,348	14,189
Cash and cash equivalents at end of period	$9,307	$11,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — UNAUDITED
Fiscal Quarter Ended February 2, 2025

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of November 3, 2024	4,686	$5	$67,466	$—	$207	$67,678
Net income	—	—	—	5,503	—	5,503
Dividends to common stockholders	—	—	—	(2,774)	—	(2,774)
Common stock issued	24	—	—	—	—	—
Stock-based compensation	—	—	1,280	—	—	1,280
Shares repurchased for tax withholdings on vesting of equity awards	(8)	—	(1,898)	—	—	(1,898)
Balance as of February 2, 2025	4,702	$5	$66,848	$2,729	$207	$69,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — UNAUDITED
Fiscal Quarter Ended February 4, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of October 29, 2023	4,139	$4	$21,095	$2,682	$207	$23,988
Net income	—	—	—	1,325	—	1,325
Issuance of common stock upon the acquisition of VMware, Inc.	544	1	53,420	—	—	53,421
Fair value of partially vested equity awards assumed in connection with the acquisition of VMware, Inc.	—	—	749	—	—	749
Dividends to common stockholders	—	—	—	(2,435)	—	(2,435)
Common stock issued	27	—	—	—	—	—
Stock-based compensation	—	—	1,582	—	—	1,582
Repurchases of common stock	(67)	—	(5,655)	(1,572)	—	(7,227)
Shares repurchased for tax withholdings on vesting of equity awards	(10)	—	(1,119)	—	—	(1,119)
Balance as of February 4, 2024	4,633	$5	$70,072	$—	$207	$70,284

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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending November 2, 2025 (“fiscal year 2025”) is a 52-week fiscal year. Our fiscal year ended November 3, 2024 (“fiscal year 2024”) was a 53-week fiscal year, with our first fiscal quarter containing 14 weeks.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 3, 2024 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2024 as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. The operating results for the fiscal quarter ended February 2, 2025 are not necessarily indicative of the results that may be expected for fiscal year 2025, or for any other future period.
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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended February 2, 2025
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$490	$7,269	$412	$8,171
Subscriptions and services	4,142	763	1,840	6,745
Total	$4,632	$8,032	$2,252	$14,916

	Fiscal Quarter Ended February 4, 2024
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$708	$6,191	$513	$7,412
Subscriptions and services	2,377	506	1,666	4,549
Total	$3,085	$6,697	$2,179	$11,961
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose revenue by region based primarily on the geographic shipment location or delivery location specified by our distributors, original equipment manufacturer customers, contract manufacturers, channel partners, or software customers.
Contract Balances
Contract assets and contract liabilities balances were as follows:

	February 2, 2025	November 3, 2024

	(In millions)
Contract Assets	$5,548	$4,402

Contract Liabilities	$14,536	$14,495
Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. As of February 2, 2025, approximately 59% of contract liabilities related to contracts subject to termination for convenience provisions. The amount of revenue recognized during the fiscal quarter ended February 2, 2025 that was included in the contract liabilities balance as of November 3, 2024 was $3,583 million. The amount of revenue recognized during the fiscal quarter ended February 4, 2024 that was included in the contract liabilities balance as of October 29, 2023 was $1,313 million.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. Remaining performance obligations include unearned revenue and amounts that will be invoiced and recognized as revenue in future periods, but do not include contracts for software, subscriptions or services where the customer is not committed. The customer is not considered committed when the customer contract permits termination for convenience. Additionally, as a practical expedient, we have not included contracts that have an original duration of one year or less, nor have we included contracts with sales-based or usage-based royalties promised in exchange for a license of intellectual property (“IP”).
Certain multi-year customer contracts in our semiconductor solutions segment and infrastructure software segment, including contracts where customers do not have termination rights, contain firmly committed amounts and the remaining performance obligations under these contracts as of February 2, 2025 were approximately $22.4 billion. We expect approximately 40% of this amount to be recognized as revenue over the next 12 months. For contracts with termination for convenience rights, our customers generally do not exercise those rights. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
3. Acquisitions
Acquisition of VMware, Inc.
On November 22, 2023, we completed the acquisition of VMware, Inc. (“VMware”) in a cash-and-stock transaction. The VMware stockholders received approximately $30,788 million in cash and 544 million shares of Broadcom common stock with a fair value of $53,398 million. VMware was a leading provider of multi-cloud services for all applications, enabling digital innovation with enterprise control. We acquired VMware to enhance our infrastructure software capabilities.
On July 1, 2024, we sold VMware’s end-user computing business for $3.5 billion, after working capital adjustments. In connection with the sale, we agreed to provide transitional services to the buyer on a short-term basis. We do not have any material continuing involvement with this business and have presented its results in discontinued operations. Net revenue and income from discontinued operations, net of income taxes were $350 million and $51 million, respectively, for the fiscal quarter ended February 4, 2024.
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for the period presented, as if VMware had been acquired on October 31, 2022, the beginning of fiscal year 2023. The unaudited pro forma information includes adjustments to amortization for intangible assets acquired, stock-based compensation expense, interest expense for acquisition financing, amortization of deferred assets, and depreciation for property and equipment acquired. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred on October 31, 2022 or of the results of our future operations of the combined business.

Fiscal Quarter Ended
February 4, 2024

(In millions)
Pro forma net revenue	$12,523
Pro forma net income	$1,615
4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $2,213 million and $1,716 million of time deposits and $711 million and $1,171 million of money-market funds as of February 2, 2025 and November 3, 2024, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $2,201 million and $1,250 million during the fiscal quarters ended February 2, 2025 and February 4, 2024, respectively.

Inventory

	February 2, 2025	November 3, 2024

	(In millions)
Finished goods	$565	$504
Work-in-process	950	970
Raw materials	393	286
Total inventory	$1,908	$1,760
Other Current Assets

	February 2, 2025	November 3, 2024

	(In millions)
Current portion of contract assets	$2,722	$1,916
Prepaid expenses	1,285	1,391
Other	813	764
Total other current assets	$4,820	$4,071
Other Current Liabilities

	February 2, 2025	November 3, 2024

	(In millions)
Contract liabilities	$9,908	$9,395
Tax liabilities	823	720
Interest payable	575	535
Other	1,124	1,143
Total other current liabilities	$12,430	$11,793
Other Long-Term Liabilities

	February 2, 2025	November 3, 2024

	(In millions)
Contract liabilities	$4,628	$5,100
Deferred tax liabilities	4,017	4,703
Unrecognized tax benefits	3,621	3,669
Other	1,467	1,503
Total other long-term liabilities	$13,733	$14,975
Supplemental Cash Flow Information

	Fiscal Quarter Ended
	February 2, 2025	February 4, 2024

	(In millions)
Cash paid for interest	$671	$750
Cash paid for income taxes	$404	$904

5. Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of February 2, 2025:
Purchased technology	$35,467	$(14,035)	$21,432
Customer contracts and related relationships	16,186	(2,782)	13,404
Trade names	1,720	(396)	1,324
Other	191	(108)	83
Intangible assets subject to amortization	53,564	(17,321)	36,243
In-process research and development	2,340	—	2,340
Total	$55,904	$(17,321)	$38,583

As of November 3, 2024:
Purchased technology	$35,467	$(12,551)	$22,916
Customer contracts and related relationships	16,186	(2,271)	13,915
Trade names	1,720	(369)	1,351
Other	166	(105)	61
Intangible assets subject to amortization	53,539	(15,296)	38,243
In-process research and development	2,340	—	2,340
Total	$55,879	$(15,296)	$40,583
Based on the amount of intangible assets subject to amortization as of February 2, 2025, the expected amortization expense was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2025 (remainder)	$6,032
2026	7,572
2027	6,535
2028	5,444
2029	4,357
Thereafter	6,303
Total	$36,243
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	February 2, 2025

(In years)
Purchased technology	6
Customer contracts and related relationships	7
Trade names	12
Other	11
6. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period.

Potentially dilutive shares outstanding include the dilutive effect of unvested restricted stock units (“RSUs”) and employee stock purchase plan (“ESPP”) rights (collectively referred to as “equity awards”). Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.
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
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended
	February 2, 2025	February 4, 2024

	(In millions, except per share data)
Numerator:
Income from continuing operations	$5,503	$1,274
Income from discontinued operations, net of income taxes	—	51
Net income	$5,503	$1,325

Denominator:
Weighted-average shares outstanding - basic	4,695	4,517
Dilutive effect of equity awards	141	149
Weighted-average shares outstanding - diluted	4,836	4,666

Basic income per share:
Income per share from continuing operations	$1.17	$0.28
Income per share from discontinued operations	—	0.01
Net income per share	$1.17	$0.29

Diluted income per share:
Income per share from continuing operations	$1.14	$0.27
Income per share from discontinued operations	—	0.01
Net income per share	$1.14	$0.28

7. Borrowings

	Effective Interest Rate		February 2, 2025	November 3, 2024

			(In millions)
January 2025 Senior Notes - fixed rate
4.800% notes due April 2028	5.03%		$1,100	$—
5.050% notes due April 2030	5.20%		800	—
5.200% notes due April 2032	5.34%		1,100	—
			3,000	—
October 2024 Senior Notes - fixed rate
4.150% notes due February 2028	4.36%		875	875
4.350% notes due February 2030	4.51%		1,500	1,500
4.550% notes due February 2032	4.70%		875	875
4.800% notes due October 2034	4.38%	(a)	1,750	1,750
			5,000	5,000
July 2024 Senior Notes - fixed rate
5.050% notes due July 2027	5.27%		1,250	1,250
5.050% notes due July 2029	5.23%		2,250	2,250
5.150% notes due November 2031	5.30%		1,500	1,500
			5,000	5,000
2023 Term Loans - floating rate
SOFR plus 1.125% term loan due November 2026	6.23%		—	5,595
SOFR plus 1.125% term loan due November 2028	5.70%		6,000	8,000
			6,000	13,595
April 2022 Senior Notes - fixed rate
4.000% notes due April 2029	4.17%		750	750
4.150% notes due April 2032	4.30%		1,200	1,200
4.926% notes due May 2037	5.33%		2,500	2,500
			4,450	4,450
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%		3,250	3,250
3.187% notes due November 2036	4.79%		2,750	2,750
			6,000	6,000
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%		2,250	2,250
3.469% notes due April 2034	4.63%		3,250	3,250
			5,500	5,500
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%		750	750
2.450% notes due February 2031	2.56%		2,750	2,750
2.600% notes due February 2033	2.70%		1,750	1,750
3.500% notes due February 2041	3.60%		3,000	3,000
3.750% notes due February 2051	3.84%		1,750	1,750
			10,000	10,000

	Effective Interest Rate		February 2, 2025	November 3, 2024

			(In millions)
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%		752	752
4.110% notes due September 2028	5.02%		1,118	1,118
			1,870	1,870
May 2020 Senior Notes - fixed rate
3.150% notes due November 2025	3.29%		900	900
4.150% notes due November 2030	4.27%		1,856	1,856
4.300% notes due November 2032	4.39%		2,000	2,000
			4,756	4,756
April 2020 Senior Notes - fixed rate
5.000% notes due April 2030	5.18%		606	606

April 2019 Senior Notes - fixed rate
4.750% notes due April 2029	4.95%		1,655	1,655

2017 Senior Notes - fixed rate
3.125% notes due January 2025	3.23%		—	495
3.875% notes due January 2027	4.02%		2,922	2,922
3.500% notes due January 2028	3.60%		777	777
			3,699	4,194
Assumed VMware Senior Notes - fixed rate
4.500% notes due May 2025	5.81%		750	750
1.400% notes due August 2026	5.60%		1,500	1,500
4.650% notes due May 2027	5.60%		500	500
3.900% notes due August 2027	5.50%		1,250	1,250
1.800% notes due August 2028	5.44%		750	750
4.700% notes due May 2030	5.75%		750	750
2.200% notes due August 2031	5.74%		1,500	1,500
			7,000	7,000
Assumed CA Senior Notes - fixed rate
4.700% notes due March 2027	5.15%		215	215

Other senior notes - fixed rate
4.500% notes due August 2034	4.55%		6	6

Total senior notes and term loans outstanding			64,757	69,847

Commercial paper	4.62%	(b)	4,000	—

Total debt principal outstanding			$68,757	$69,847

	February 2, 2025	November 3, 2024
	(In millions)
Short-Term Debt:
Current portion of senior notes and term loans outstanding	$1,650	$1,245
Commercial paper, net	3,992	—
Short-term finance lease liabilities	11	26
Total short-term debt	$5,653	$1,271

Long-Term Debt:
Non-current portion of senior notes and term loans outstanding	$63,107	$68,602
Long-term finance lease liabilities	11	13
Unamortized discount and issuance costs	(2,192)	(2,320)
Total long-term debt	$60,926	$66,295
______________________________
(a) In addition to contractual interest, discount and issuance costs, the effective interest rate also includes reclassification of the cumulative gain from derivatives.
(b) Represents the weighted average interest rate on commercial paper outstanding as of February 2, 2025.
Senior Notes
In January 2025, we issued senior unsecured notes for an aggregate principal amount of $3,000 million. Using the net proceeds from the senior notes and commercial paper issued in January 2025, as well as cash on hand, we repaid the remaining $5,595 million of our unsecured term A-3 facility and $2,000 million of our unsecured term A-5 facility. As a result of these repayments, we wrote off unamortized discount and issuance costs of $65 million, which were included in interest expense in the condensed consolidated statement of operations.
We may redeem or purchase, in whole or in part, any of our senior notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indentures governing the respective notes, plus accrued and unpaid interest. In the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest. Each series of the senior notes pays interest semi-annually.
2025 Credit Agreement
In January 2025, we entered into a credit agreement (the “2025 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit under the revolving credit facility would reduce the aggregate amount otherwise available under such facility for revolving loans. Subject to the terms of the 2025 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 13, 2030 or (b) the date that the commitments are terminated either at our request or, if an event of default occurs, by the lenders. In connection with the 2025 Credit Agreement, we terminated the credit agreement entered into in January 2021, which provided for a five-year $7.5 billion unsecured revolving credit facility. We had no borrowings outstanding under our revolving credit facility at either February 2, 2025 or November 3, 2024.
Commercial Paper
In January 2025, we increased the maximum amount of our commercial paper program, pursuant to which we may issue unsecured commercial paper notes in an aggregate principal amount of up to $4.0 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of their issuance. The discount associated with the commercial paper is amortized to interest expense over its term. As of February 2, 2025, we had $4.0 billion of commercial paper outstanding with maturities generally less than sixty days.

Fair Value of Debt
As of February 2, 2025, the estimated aggregate fair value of our senior notes was $53,926 million, which was determined using quoted prices from less active markets. The carrying value of the unsecured term loans approximates their fair value as the unsecured term loans are carried at a market observable interest rate tied to the Secured Overnight Financing Rate (“SOFR”) that resets periodically. The carrying value of commercial paper approximates its fair value due to the short-term nature of the instruments. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of senior notes and term loans as of February 2, 2025 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2025 (remainder)	$750
2026	3,152
2027	6,137
2028	5,370
2029	10,655
Thereafter	38,693
Total	$64,757
As of February 2, 2025 and November 3, 2024, we were in compliance with all debt covenants.
8. Stockholders’ Equity
Cash Dividends Declared and Paid

	Fiscal Quarter Ended
	February 2, 2025	February 4, 2024

	(In millions, except per share data)
Dividends per share to common stockholders	$0.590	$0.525
Dividends to common stockholders	$2,774	$2,435
Stock-Based Compensation Expense

	Fiscal Quarter Ended
	February 2, 2025	February 4, 2024

	(In millions)
Cost of products sold	$33	$28
Cost of subscriptions and services	120	133
Research and development	822	863
Selling, general and administrative	305	548
Total stock-based compensation expense (a)	$1,280	$1,572
_______________
(a) Does not include stock-based compensation expense related to discontinued operations recognized during the fiscal quarter ended February 4, 2024, which was included in income from discontinued operations, net of income taxes in our condensed consolidated statement of operations.
As of February 2, 2025, the total unrecognized compensation cost related to unvested stock-based awards was $10,745 million, which is expected to be recognized over the remaining weighted-average service period of 2.9 years.

Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 3, 2024	213	$66.44
Granted	4	$218.97
Vested	(24)	$60.42
Forfeited	(4)	$83.31
Balance as of February 2, 2025	189	$70.73
The aggregate fair value of time- and market-based RSUs that vested during the fiscal quarter ended February 2, 2025 was $5,276 million, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
9. Income Taxes
The benefit from income taxes was $13 million for the fiscal quarter ended February 2, 2025 and was primarily due to excess tax benefits from stock-based awards partially offset by income before income taxes and a shift in the jurisdictional mix of revenue and expenses.
The provision for income taxes was $68 million for the fiscal quarter ended February 4, 2024 and was primarily due to income before income taxes partially offset by excess tax benefits from stock-based awards and a valuation allowance release.
As of February 2, 2025, we had $6,589 million of gross unrecognized tax benefits and accrued interest and penalties. It is possible that our existing unrecognized tax benefits may change up to $3,474 million within the next 12 months as a result of lapses of statutes of limitations for certain audit periods, anticipated closures of audit examinations, and changes in balances related to tax positions to be taken during the current fiscal year.
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
Depreciation expense directly attributable to each reportable segment is included in the operating results of each segment. However, the CODM does not evaluate depreciation expense by operating segment and, therefore, it is not separately presented. There was no inter-segment revenue for any of the periods presented. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Annual Report on Form 10-K for fiscal year 2024.

	Fiscal Quarter Ended
	February 2, 2025	February 4, 2024

	(In millions)
Net revenue:
Semiconductor solutions	$8,212	$7,390
Infrastructure software	6,704	4,571
Total net revenue	$14,916	$11,961

Operating income:
Semiconductor solutions	$4,706	$4,116
Infrastructure software	5,122	2,715
Unallocated expenses	(3,568)	(4,748)
Total operating income	$6,260	$2,083
11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of February 2, 2025:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments

	(In millions)
2025 (remainder)	$89	$498
2026	223	587
2027	10	566
2028	10	501
2029	3	689
Thereafter	—	1,003
Total	$335	$3,844
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits as of February 2, 2025, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,621 million of unrecognized tax benefits and accrued interest and penalties as of February 2, 2025 have been excluded from the table above.

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

12. Restructuring and Other Charges
The following table summarizes the significant activities within, and components of, the restructuring liabilities during the fiscal quarter ended February 2, 2025:

	Employee Termination Costs	Lease and Impairment Costs	Total

	(In millions)
Balance as of November 3, 2024	$119	$—	$119
Restructuring charges	105	81	186
Utilization	(163)	(81)	(244)
Balance as of February 2, 2025	$61	$—	$61
In connection with the acquisition of VMware, we initiated restructuring activities to integrate the acquired business, align our workforce and improve efficiencies in our operations. We recognized $105 million and $673 million of restructuring charges related to employee termination costs and $81 million and $39 million of impairment charges primarily related to lease assets and property, plant and equipment for the fiscal quarters ended February 2, 2025 and February 4, 2024, respectively. We expect these restructuring activities to be substantially completed by the end of fiscal year 2025. These charges were recognized primarily in operating expenses.
13. Subsequent Events
Cash Dividends Declared
On March 5, 2025, our Board of Directors declared a quarterly cash dividend of $0.59 per share on our common stock, payable on March 31, 2025 to stockholders of record on March 20, 2025.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 3, 2024 (“fiscal year 2024”) included in our Annual Report on Form 10-K for fiscal year 2024 (“2024 Annual Report on Form 10-K”). This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements are indicated by words or phrases such as “anticipate,” “expect,” “estimate,” “seek,” “plan,” “believe,” “could,” “intend,” “will,” and similar words or phrases. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These forward-looking statements may include our projected financial results or expectations regarding acquisitions, developments in technology, products and seasonality of our business. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Material factors that could cause actual results to differ materially from our expectations include, but are not limited to, those disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). We undertake no intent or obligation to publicly update or revise any forward-looking statements for any reason, except as required by law.
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
Our fiscal year ending November 2, 2025 (“fiscal year 2025”), is a 52-week fiscal year, with our first fiscal quarter ended February 2, 2025 containing 13 weeks compared to 14 weeks in the prior year fiscal period. The additional week resulted in higher net revenue, gross margin dollars, research and development expense, and selling, general and administrative expense in the first fiscal quarter of fiscal year 2024, compared to the corresponding current year fiscal period.
We acquired VMware, Inc. (“VMware”) on November 22, 2023, resulting in a partial quarter of operations from activities related to VMware in the first quarter of fiscal year 2024 compared to a full quarter of operations in the first quarter of fiscal year 2025.
Quarterly Highlights
Highlights during the fiscal quarter ended February 2, 2025 include the following:
•We generated $6,113 million of cash from operations.
•We paid $2,774 million in cash dividends.
•We issued $4.0 billion of commercial paper and $3.0 billion of senior unsecured notes and used the net proceeds, as well as cash on hand, to repay $7,595 million of our unsecured term loans.
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
There were no significant changes in our critical accounting estimates during the fiscal quarter ended February 2, 2025 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Annual Report on Form 10-K.
Macroeconomic Factors
We are subject to risks and exposures from the evolving macroeconomic environment, including uncertainty and volatility in financial markets, efforts of governments to stimulate or stabilize the economy and other unfavorable changes in economic conditions, as well as an increase in trade tensions and related tariffs with U.S. trading partners. While difficult to isolate and quantify, these risks may cause our net revenue to fluctuate significantly and we continuously monitor the broader impacts of these circumstances on our business, our supply chain and our results of operations.

Results of Operations
Fiscal Quarter Ended February 2, 2025 Compared to Fiscal Quarter Ended February 4, 2024
The following table sets forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	February 2, 2025	February 4, 2024	February 2, 2025	February 4, 2024

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$8,171	$7,412	55%	62%
Subscriptions and services	6,745	4,549	45	38
Total net revenue	14,916	11,961	100	100
Cost of revenue:
Cost of products sold	2,693	2,160	18	18
Cost of subscriptions and services	580	954	4	8
Amortization of acquisition-related intangible assets	1,484	1,380	10	11
Restructuring charges	14	92	—	1
Total cost of revenue	4,771	4,586	32	38
Gross margin	10,145	7,375	68	62
Research and development	2,253	2,308	15	19
Selling, general and administrative	949	1,572	7	13
Amortization of acquisition-related intangible assets	511	792	3	7
Restructuring and other charges	172	620	1	5
Total operating expenses	3,885	5,292	26	44
Operating income	$6,260	$2,083	42%	18%
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to one customer, which is a distributor, accounted for 29% and 27% of our net revenue for the fiscal quarters ended February 2, 2025, and February 4, 2024, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 40% of our net revenue for each of the fiscal quarters ended February 2, 2025 and February 4, 2024. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key semiconductor customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our products used in AI and wireless applications as fluctuations may be magnified by the timing of customer deployments, as well as product launches and seasonal variations for wireless applications. For infrastructure software, the transition to subscription licenses, as well as whether or not a customer has the right to terminate, could cause variations in revenue recognized in each period.

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended
Net Revenue by Segment	February 2, 2025	February 4, 2024	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$8,212	$7,390	$822	11%
Infrastructure software	6,704	4,571	2,133	47%
Total net revenue	$14,916	$11,961	$2,955	25%

	Fiscal Quarter Ended
Net Revenue by Segment	February 2, 2025	February 4, 2024

	(As a percentage of net revenue)
Semiconductor solutions	55%	62%
Infrastructure software	45	38
Total net revenue	100%	100%
Net revenue from our semiconductor solutions segment increased in the fiscal quarter ended February 2, 2025 compared to the prior year fiscal period due to strong demand for our networking products, primarily AI networking solutions, partially offset by lower demand for our non-AI solutions, primarily broadband products. Net revenue from our infrastructure software segment increased in the fiscal quarter ended February 2, 2025 compared to the prior year fiscal period primarily due to strong demand for our VMware Cloud Foundation (“VCF”) product, additional license revenue recognized on contracts where customers do not have the right to terminate, and the transition to a subscription license model.
Gross Margin
Gross margin was $10,145 million for the fiscal quarter ended February 2, 2025 compared to $7,375 million for the fiscal quarter ended February 4, 2024. The increase was primarily due to higher software revenue and strong product demand for our AI semiconductor solutions.
As a percentage of net revenue, gross margin was 68% and 62% of net revenue for the fiscal quarters ended February 2, 2025 and February 4, 2024, respectively. The increase was primarily due to higher software revenue and lower amortization of acquisition-related intangible assets as a percentage of revenue.
Research and Development Expense
Research and development expense decreased $55 million, or 2% for the fiscal quarter ended February 2, 2025 compared to the prior year fiscal period. The decrease was primarily due to lower compensation resulting from a decrease in headcount and lower stock-based compensation.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $623 million, or 40% for the fiscal quarter ended February 2, 2025 compared to the prior year fiscal period. The decrease was primarily due to lower compensation resulting from a decrease in headcount and lower stock-based compensation. In addition, in the prior year fiscal period, we incurred higher VMware acquisition-related costs.
Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $281 million, or 35% for the fiscal quarter ended February 2, 2025 compared to the prior year fiscal period primarily due to full amortization of customer-related intangible assets from previous software acquisitions other than VMware.
Restructuring and Other Charges
Restructuring and other charges recognized in operating expenses decreased $448 million, or 72% for the fiscal quarter ended February 2, 2025 compared to the prior year fiscal period primarily due to lower employee termination costs associated with the integration of the VMware business.

Stock-Based Compensation Expense
Total stock-based compensation expense was $1,280 million and $1,572 million for the fiscal quarters ended February 2, 2025, and February 4, 2024, respectively. The decrease was primarily due to the full vesting and forfeitures of certain equity awards assumed in the VMware acquisition, partially offset by December 2023 VMware inducement grants and March 2024 annual employee equity grants at higher grant-date fair values.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of February 2, 2025. The remaining weighted-average service period was 2.9 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2025 (remainder)	$3,324
2026	3,778
2027	2,826
2028	796
2029	21
Total	$10,745
Segment Operating Results

	Fiscal Quarter Ended
Operating Income by Segment	February 2, 2025	February 4, 2024	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$4,706	$4,116	$590	14%
Infrastructure software	5,122	2,715	2,407	89%
Unallocated expenses	(3,568)	(4,748)	1,180	(25)%
Total operating income	$6,260	$2,083	$4,177	201%
Operating income from our semiconductor solutions segment increased for the fiscal quarter ended February 2, 2025 compared to the prior year fiscal period due to strong demand for our networking products, primarily AI networking solutions, partially offset by lower demand for our non-AI solutions, primarily broadband products. Higher operating income from our infrastructure software segment in the fiscal quarter ended February 2, 2025 compared to the prior year fiscal period was primarily due to strong demand for our VCF product, additional license revenue recognized on contracts where customers do not have the right to terminate, and the transition to a subscription license model.
Unallocated expenses include amortization of acquisition-related intangible assets; stock-based compensation expense; restructuring and other charges; acquisition-related costs; and other costs that are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 25% for the fiscal quarter ended February 2, 2025 compared to the prior year fiscal period due to lower restructuring and other charges, stock-based compensation expense, acquisition-related costs, and amortization of acquisition-related intangible assets.
Non-Operating Income and Expenses
Interest expense. Interest expense was $873 million and $926 million for the fiscal quarters ended February 2, 2025, and February 4, 2024, respectively. The decrease was primarily from an overall reduction in outstanding debt balances and debt refinancing activities that drove lower effective interest rates since the fiscal quarter ended February 4, 2024.
Other income, net. Other income, net includes interest income, gains and losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $103 million and $185 million for the fiscal quarters ended February 2, 2025 and February 4, 2024, respectively. The decrease was primarily due to lower interest income as a result of a lower invested balance.

Provision for (benefit from) income taxes. The benefit from income taxes was $13 million for the fiscal quarter ended February 2, 2025 and was primarily due to excess tax benefits from stock-based awards partially offset by income before income taxes and a shift in the jurisdictional mix of revenue and expenses. The provision for income taxes was $68 million for the fiscal quarter ended February 4, 2024 and was primarily due to income before income taxes partially offset by excess tax benefits from stock-based awards and a valuation allowance release.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of February 2, 2025 consisted of: (i) $9,307 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility. In addition, we may also generate cash from the sale of assets and debt or equity financings from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $68,757 million of outstanding indebtedness with $5,650 million principal amounts payable within 12 months and (vi) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
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
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction, or evaluation of potential transactions, could require significant use of our cash and cash equivalents, or require us to increase our borrowings to fund such transactions. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances, we may seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service our outstanding indebtedness and any other indebtedness we may incur will depend on our ability to generate cash in the future. We may also elect to sell additional debt or equity securities for reasons other than those specified above.
In addition, we may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash tenders and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such tenders, exchanges or purchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We may also make additional prepayments of our outstanding term loans. The amounts involved may be material.
Working Capital
Working capital decreased to $80 million at February 2, 2025 from $2,898 million at November 3, 2024. The decrease was primarily attributable to the following:
•Short-term debt increased to $5,653 million at February 2, 2025 from $1,271 million at November 3, 2024 primarily due to the issuance of $4,000 million of commercial paper and $900 million of senior notes becoming due within the next twelve months, offset in part by a $495 million repayment.
•Other current liabilities increased to $12,430 million at February 2, 2025 from $11,793 million at November 3, 2024 primarily from higher contract liabilities.
•Accounts payable increased to $1,905 million at February 2, 2025 from $1,662 million at November 3, 2024 primarily due to the timing of payments.
These decreases in working capital were offset in part by the following:
•Employee compensation and benefits decreased to $922 million at February 2, 2025 from $1,971 million at November 3, 2024 primarily due to annual employee bonus plan payments.

•Other current assets increased to $4,820 million at February 2, 2025 from $4,071 million at November 3, 2024 primarily from higher software contract assets, offset in part by lower prepaid taxes.
•Trade accounts receivable, net increased to $4,955 million at February 2, 2025 from $4,416 million at November 3, 2024 primarily due to higher software billings.
•Inventory increased to $1,908 million at February 2, 2025 from $1,760 million at November 3, 2024 primarily to support higher expected shipments.
Capital Returns

	Fiscal Quarter Ended
Cash Dividends Declared and Paid	February 2, 2025	February 4, 2024

	(In millions, except per share data)
Dividends per share to common stockholders	$0.590	$0.525
Dividends to common stockholders	$2,774	$2,435
During the fiscal quarters ended February 2, 2025 and February 4, 2024, we paid approximately $2,036 million and $1,114 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 8 million and 10 million shares of common stock from employees in connection with such net share settlements during the fiscal quarters ended February 2, 2025 and February 4, 2024, respectively.
Cash Flows

	Fiscal Quarter Ended
	February 2, 2025	February 4, 2024

	(In millions)
Net cash provided by operating activities	$6,113	$4,815
Net cash used in investing activities	(174)	(25,477)
Net cash provided by (used in) financing activities	(5,980)	18,337
Net change in cash and cash equivalents	$(41)	$(2,325)
Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $1,298 million increase in cash provided by operations during the fiscal quarter ended February 2, 2025 compared to the prior year fiscal period was primarily due to $4,178 million higher net income, offset in part by $2,068 million from changes in operating assets and liabilities. The lower net income in the prior year fiscal period was partially driven by higher non-cash adjustments including deferred taxes and other non-cash taxes, stock-based compensation, and amortization of intangible assets.
Investing Activities
Cash flows from investing activities primarily consist of cash related to acquisitions and divestitures, capital expenditures and proceeds and payments related to investments. The $25,303 million decrease in cash used in investing activities during the fiscal quarter ended February 2, 2025 compared to the prior year fiscal period was primarily due to $25,416 million cash paid in connection with the acquisition of VMware, net of cash acquired, in the prior year fiscal period.
Financing Activities
Cash flows from financing activities primarily consist of proceeds and payments related to our borrowings, dividend payments, employee withholding tax payments related to net settled equity awards and authorized stock repurchases. The $24,317 million decrease in cash flows from financing activities during the fiscal quarter ended February 2, 2025 compared to the prior year fiscal period was primarily due to a $23,044 million decrease in net proceeds from borrowings, a $7,156 million increase in payments on debt obligations, a $922 million increase in employee withholding tax payments related to net settled equity awards, and a $339 million increase in dividend payments, offset in part by $7,176 million in stock repurchases in the prior year fiscal period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risks from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2024 Annual Report on Form 10-K, except as disclosed below.
Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding fixed rate senior notes. As of February 2, 2025 and November 3, 2024, we had $58.8 billion and $56.3 billion in principal amount of fixed rate senior notes outstanding, and the estimated aggregate fair value of these senior notes was $53.9 billion and $51.4 billion, respectively. As of each of February 2, 2025 and November 3, 2024, a hypothetical 50 basis point change in market interest rates would change the fair value of our fixed rate senior notes by approximately $1.7 billion. However, this hypothetical change in interest rates would not impact the interest expense on our fixed rate senior notes outstanding.
As of February 2, 2025 and November 3, 2024, we had $6.0 billion and $13.6 billion of outstanding term loans, respectively, which are subject to floating interest rates. As of February 2, 2025 and November 3, 2024, a hypothetical 100 basis point change in the interest rate would increase or decrease the interest expense on our term loans for the next 12 months by approximately $61 million and $137 million, respectively. The carrying value of the term loans approximates their fair value as the underlying interest rates are tied to the Secured Overnight Financing Rate.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of February 2, 2025. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of February 2, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•Failure to realize the benefits expected from the acquisition of VMware could adversely affect our business and the value of our common stock.
•We have pursued, and may in the future pursue, mergers, acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.
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
•The growth of our software business depends on demand for our data center virtualization products, as well as customer acceptance of our products, services and business strategy.
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
•Corporate responsibility matters may adversely affect our relationships with customers and investors.
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
A general slowdown in the global economy or in a particular region or industry, uncertainty and volatility in financial markets, efforts of governments to stimulate or stabilize the economy and other unfavorable changes in economic conditions, such as inflation, higher interest rates, tightening of the credit markets, recession or slowing growth, as well as an increase in trade tensions and related tariffs with U.S. trading partners, could negatively impact our business, financial condition and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty may also make it more difficult to accurately forecast operating results and raise or refinance debt. An escalation of trade tensions between the U.S. and its trading partners has resulted in trade restrictions and increased protectionism that harm our ability to participate in some markets or compete effectively. Sustained uncertainty about, or worsening of, current global economic conditions and further tariffs and escalations of trade tensions between the U.S. and its trading partners, especially China, and the decoupling of the global economies could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers and end-users to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to such restrictions or tariffs, (iii) lead to the insolvency or consolidation of key suppliers and customers, and (iv) intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.

Our business is subject to various governmental regulations. Compliance with these regulations may cause us to incur significant expense and failure to maintain compliance with applicable regulations could adversely affect our business.
Our business is subject to various domestic and international laws and other legal requirements, including anti-competition and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders. These laws, regulations and orders are complex, change frequently and with limited notice, generally become more stringent over time. We may be required to incur significant expense to comply with these legal requirements. In addition, if our suppliers or customers fail or choose not to comply with these legal requirements, we may be required to suspend purchasing from such suppliers, or selling to such customers, which could damage our reputation and negatively impact our results of operations. The U.S. government continues to add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries, which have had and may in the future have an adverse effect on our revenue, supply chain and our ability to manufacture or sell our products. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with U.S. trading partners, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products. Furthermore, foreign government authorities have proposed, and may take, retaliatory actions, impose conditions for the supply of products or require the license or other transfer of IP, which could have a material adverse effect on our business.
Our products and operations are also subject to regulation by U.S. and non-U.S. regulatory agencies, such as the U.S. Federal Trade Commission. We have previously been, and may in the future be, involved or required to participate in regulatory investigations or inquiries, such as the ongoing investigation by the Korean Fair Trade Commission into certain of our contracting and business practices, which have previously and may in the future evolve into legal or other administrative proceedings. Growing public concern over concentration of economic power in corporations is leading to increased anti-competition legislation, regulation, administrative rule making and enforcement activity. Involvement in regulatory investigations or inquiries can be costly, lengthy, complex and time-consuming, diverting the attention and energies of our management and technical personnel. If any pending or future governmental investigations result in an unfavorable resolution, we could be required to cease the manufacture and sale of the subject products or technology, pay fines or disgorge profits or other payments, and/or cease certain conduct and/or modify our contracting or business practices, which could have a material adverse effect on our business, financial condition and results of operations.
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
•restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments, data privacy regulations, climate change regulations and trade protection measures, including increasing protectionism, import/export restrictions (including with regards to advanced technologies), import/export duties and quotas, trade sanctions, and customs duties and tariffs, all of which have increased and may further increase;
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
A significant legal risk associated with conducting business internationally is compliance with the various and differing laws and regulations of the many countries in which we do business. Although our policies and procedures prohibit us, our employees and our agents from engaging in unethical business practices and are designed to satisfy regulatory requirements, there can be no assurance that all of these measures will be effective in preventing violations or claims of violations. Any such violation or perceived violation could have a material adverse effect on our business.
Failure to realize the benefits expected from the acquisition of VMware could adversely affect our business and the value of our common stock.
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
Although we expect significant benefits to result from the acquisition of VMware, if we do not successfully manage the challenges inherent in integrating an acquired business, we may not realize these benefits, and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. Achieving these benefits will depend, in part, on our ability to integrate VMware's business successfully and efficiently and VMware customers accepting our business strategy, including our transition from a perpetual to a subscription licensing model and our simplified product portfolio. The successful integration of the VMware business has required, and will continue to require, significant management attention, and may divert the attention of management from other business and operational issues.
We have pursued, and may in the future pursue, mergers, acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.
Our growth strategy includes acquiring or investing in businesses that offer complementary products, services and technologies, or enhancing our market coverage or technological capabilities. Any acquisitions we may undertake, including the acquisition of VMware, and their integration involve risks and uncertainties, which could impede the execution of our business strategy, such as:
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 47% of our net revenue in the fiscal quarter ended February 2, 2025 and are subject to a number of risks, including:

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
Our dependence on channel partners has increased following the acquisition of VMware. Failure to maintain good relationships with our distributors and channel partners could adversely impact our business. In addition, we sell our semiconductor products through an increasingly limited number of distributors, which exposes us to additional customer concentration and related credit risks.
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
The majority of our sales have historically come from a small number of customers and a significant reduction in demand or loss of one or more of our significant customers may adversely affect our business.
We have historically depended on a small number of end customers, original equipment manufacturers (“OEMs”), their respective contract manufacturers (“CMs”) and certain distributors for a majority of our business and revenue. For the fiscal quarter ended February 2, 2025, sales to distributors accounted for 47% of our net revenue. We believe aggregate sales, through all channels, to our top five end customers accounted for approximately 40% of our net revenue for the fiscal quarter ended February 2, 2025. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material adverse developments experienced by these customers.
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
Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), one of our CMs, manufactured approximately 95% of the wafers manufactured by our CMs during the fiscal quarter ended February 2, 2025. We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.
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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During the fiscal quarter ended February 2, 2025, we purchased approximately three-quarters of our manufacturing materials from five materials suppliers, some of which are single source suppliers. The lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials suppliers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices, any of which could disrupt supply or increase demand in the industry. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China. Any such supply constraints could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
A prolonged disruption of our or our suppliers’ manufacturing facilities, research and development facilities, warehouses or other significant operations could have a material adverse effect on our business, financial condition and results of operations.
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. Our Fort Collins and Breinigsville facilities are the sole sources for the FBAR filters used in many of our wireless devices and for the indium phosphide-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our CMs and suppliers, are concentrated in the same geographic regions of California and the Pacific Rim, which have above average seismic activity and severe weather activity, and increases the risk of natural disasters impacting multiple suppliers. In addition, a significant majority of our research and development personnel are located in India and the U.S., and our primary warehouse is in Malaysia.
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
Certain aspects of our software products are intended to manage and secure IT infrastructures and environments, and as a result, we expect these products to be ongoing targets of cyber-attacks. Open source code or other third-party software used in these products could also be targeted and may make our products vulnerable to additional security risks not posed by purely proprietary products. Our products are complex and, when deployed, have contained in the past and may contain in the future errors, defects or security vulnerabilities, some of which were undiscovered before the product was released, installed and used by customers. The complexity and breadth of our technical and production environments, which involve globally dispersed development and engineering teams, increases the risk that errors, defects or vulnerabilities will be introduced and may delay our ability to detect, mitigate or remediate such incidents.
In the past, elements of our proprietary source code have been exposed in an unauthorized manner. It is possible that such exposure of source code could reveal unknown security vulnerabilities in our products that could be exploited by malicious actors. Our products are also subject to known and unknown security vulnerabilities, including those resulting from integration with third-party products or services.
Although we continually seek to improve our countermeasures to prevent such incidents, we may be unable to anticipate every scenario and, as a result, certain cyber threats or vulnerabilities have in the past been and may in the future be undetected or unmitigated in time to prevent an attack or an accidental incident on us and our customers. Additionally, efforts by malicious cyber actors or others could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers.
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
Many of our existing software customers have multi-year enterprise software license agreements, some of which involve substantial aggregate fee amounts. These customers often do not have a contractual obligation to purchase additional solutions and may have the right to terminate. The failure or inability to renew customer agreements of similar scope, on terms that are commercially attractive to us, could materially adversely affect our business, financial condition, operating results and cash flow. In addition, software license agreements under which customers do not have the right to terminate could cause variations in revenue recognized in each period and our operating results may fluctuate.
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
Our gross margin is highly dependent on product mix, which is susceptible to seasonal and other fluctuations in our markets. A shift in sales mix away from our higher margin products, as well as the timing and amount of our software licensing and non-product revenue, could adversely affect our future gross margin percentages. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand, shifts in capital expenditure priorities, unfavorable changes in economic conditions, industry oversupply or reductions in our technological lead compared to our competitors, and other factors have in the past and may in the future lead to further price erosion, lower revenue and lower margin. Conversely, periods of robust demand that create a supply imbalance can lead to higher gross margins that may not be sustainable over the longer term.
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
Highly complex products, such as those we offer, have in the past contained, and may in the future contain, defects and bugs when they are first introduced or as new versions, software documentation or enhancements are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not discovered until after we have commenced commercial production or deployment, we may be required to incur additional development costs and product recall, repair or replacement costs. Significant technical challenges also arise with our software products because our customers license and deploy our products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. As a result, if there is system-wide failure or an actual or perceived breach of information integrity, security or availability occurs in one of our end-user customer’s system, it can be difficult to determine which product is at fault and we could ultimately be harmed by the failure of another supplier’s product. Consequently, our reputation may be damaged and customers may be reluctant to buy our products and we may have to invest significant capital and other resources, which could materially and adversely affect our ability to retain existing customers and attract new customers. As a result, our financial results could be materially adversely affected.
We collect, use, store, or otherwise process personal information, which subjects us to privacy and data security laws and contractual commitments, and our actual or perceived failure to comply with such laws and commitments could harm our business.
We collect, use and store (collectively referred to as “process” in this paragraph) certain personal information in connection with the operation of our business. This creates various levels of privacy risks across different parts of our business, depending on the type of personal information, the jurisdiction in question and the purpose of their processing. The personal information we process is subject to an increasing number of federal, state, local, and foreign laws and regulations regarding privacy and data security, as well as contractual commitments. Privacy legislation and other data protection regulations, enforcement and policy activity in this area are expanding rapidly in many jurisdictions and creating a complex regulatory compliance environment. Sectoral legislation, certification requirements and technical standards applying to certain categories of our customers, such as those in the financial services or public sector, have exacerbated this trend. The cost of complying with and implementing these privacy-related and data governance measures could increase depending on any additional burdensome security, business processes, or business record or data localization requirements. Concerns about government interference, sovereignty and expanding privacy, cybersecurity and data governance legislation could adversely affect our customers and our products and services, particularly in cloud computing, AI and our own data management practices. The theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims. Any inadvertent failure or perceived failure by us to comply with privacy, data governance or cybersecurity obligations may result in governmental enforcement actions, litigation, substantial fines and damages, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
Corporate responsibility matters may adversely affect our relationships with customers and investors and increase compliance costs.
There is an increasing focus from lawmakers, regulators, investors, customers, employees and other stakeholders concerning corporate responsibility matters. A number of our customers have adopted, or may adopt, procurement policies that include corporate responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. A number of investors are also requiring companies to disclose corporate responsibility-related policies, practices and metrics. In addition, various jurisdictions have adopted, or are developing, complex and lengthy corporate responsibility-related laws or regulations that may be difficult to comply with and will increase our direct compliance costs, as well as indirect costs passed on to us from our customers and suppliers. Further, there is an increasing number of state-level and federal legislation, executive orders and other backlash against corporate responsibility matters in the United States that may conflict with other regulatory requirements or our various stakeholders’ expectations. If we fail to materially comply with or meet the evolving legal and regulatory requirements or expectations of our various stakeholders, we may be subject to enforcement actions, required to pay fines, face decreased customer demand or lose investors, which could harm our reputation, revenue and results of operations. Our actual or perceived failure to achieve our publicly disclosed corporate responsibility initiatives could negatively impact our reputation, subject us to litigation or enforcement actions, or otherwise harm our business.
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
As a result of the acquisition of VMware, we are subject to tax audits in various jurisdictions for the Dell Technologies, Inc. (“Dell”) consolidated group, of which VMware was a member beginning in Dell’s fiscal year 2017 until November 2021. While VMware is no longer a member of the Dell consolidated group, it is still subject to audit for the periods in which it was a member of the Dell consolidated group. While we believe VMware’s positions are reasonable, the final determination of tax audits could be materially different from our income tax provisions and accruals. Further, pursuant to a tax agreement between VMware and Dell, in the event VMware becomes subject to audits as a member of Dell’s consolidated group, Dell has authority to control the audit and represent Dell and our interests, which could limit our ability to affect the outcome of such audits.
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
If the VMware spin-off from Dell in November 2021 is determined to not be tax-free for any reason, we could be liable for all or a portion of the tax liability, which could have a material adverse effect on our financial condition and operating results. Further, if the acquisition of VMware results in the spin-off failing to qualify as a tax-free transaction under Section 355 of the

Internal Revenue Code, Dell, its affiliates and, potentially, its stockholders would incur significant tax liabilities and we may be required to indemnify Dell and its affiliates for any such tax liabilities, which could be material.
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial health and our ability to execute our business strategy.
As of February 2, 2025, the aggregate indebtedness was $68,757 million. Our substantial indebtedness and the instruments governing our indebtedness could have important consequences including:
•increasing our vulnerability to adverse general economic and industry conditions;
•exposing us to interest rate risk as our unsecured term loans bear floating interest rates;
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
During the fiscal quarter ended February 2, 2025, we paid approximately $2,036 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld approximately 8 million shares of common stock from employees in connection with such net share settlement at an average price of $235.69 per share. These shares may be deemed to be “issuer purchases” of shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
Henry Samueli, Ph.D., our Chairman of the Board, has voting and dispositive power over the shares held by D95GT, LLC. Dr. Samueli disclaims beneficial ownership of the shares held by D95GT, LLC and H&S Investments I, L.P., except to the extent of his pecuniary interest. Dr. Samueli does not have a pecuniary interest in the shares held by the Samueli Foundation, but the Samueli Foundation may be deemed an affiliate of Dr. Samueli. On December 18, 2024, D95GT, LLC, H&S Investments I, LP and the Samueli Foundation, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (the “Samueli Trading Plan”). Pursuant to the Samueli Trading Plan, (i) D95GT, LLC will gift up to $102,600,000 in shares of Broadcom common stock (the “First Donated Shares”) to the Samueli Foundation between March 26, 2025 and December 30, 2025, (ii) H&S Investments I, LP will gift up to $25,000,000 in shares of Broadcom common stock (the “Second Donated Shares,” and together with the First Donated Shares, the “Donated Shares”) to the Samueli Foundation between June 25, 2025 and December 30, 2025 and (iii) D95GT, LLC will gift up to $1,250,000 in shares of Broadcom common stock to a charity between December 8, 2025 and December 30, 2025. The Samueli Foundation will subsequently sell the Donated Shares between March 27, 2025 and December 31, 2025, subject to the volume and price limitations set forth in the Samueli Trading Plan. Pursuant to the Samueli Trading Plan, D95GT LLC will also sell up to $500,000,000 in shares of Broadcom common stock between March 26, 2025 to December 31, 2025, subject to the volume and price limitations set forth in the Samueli Trading Plan. The Samueli Trading Plan will expire on December 31, 2025, subject to early termination for certain specified events set forth in the Samueli Trading Plan.
On January 9, 2025, Justine Page, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (the “Page Trading Plan”). The Page Trading Plan provides for the sale of a total of 7,200 shares of Broadcom common stock, with an equal number of shares being sold each month over the duration of the Page Trading Plan. The Page Trading Plan will expire on December 31, 2025, subject to early termination for certain specified events set forth in the Page Trading Plan.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of May 26, 2022, by and among Broadcom Inc., VMware, Inc., Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC.	8-K	001-38449	2.1	05-26-2022
3.1	Amended and Restated Certificate of Incorporation (including all amendments thereto).	10-Q	001-38449	3.1	09-11-2024
3.2	Amended and Restated Bylaws.	8-K12B	001-38449	3.2	04-04-2018
4.1	Form of Common Stock Certificate.	10-Q	001-38449	4.1	06-14-2018
4.2	Description of Common Stock.	10-K	001-38449	4.2	12-20-2024
4.3	Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-37690	4.1	01-20-2017
4.4	First Supplemental Indenture to the January 2017 Indenture, dated as of April 9, 2018.	8-K	001-38449	4.1	04-09-2018
4.5	Second Supplemental Indenture to the January 2017 Indenture, dated as of January 25, 2019.	8-K	001-38449	4.1	01-25-2019
4.6	Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.3).	8-K	001-37690	4.1	01-20-2017
4.7	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-37690	4.1	10-17-2017
4.8	Supplemental Indenture to the October 2017 Indenture, dated as of April 9, 2018.	8-K	001-38449	4.2	04-09-2018
4.9	Second Supplemental Indenture to the October 2017 Indenture, dated as of January 25, 2019.	8-K	001-38449	4.2	01-25-2019
4.10	Form of 3.125% Senior Notes due 2025 (included in Exhibit 4.7).	8-K	001-37690	4.1	10-17-2017
4.11	Form of 3.500% Senior Notes due 2028 (included in Exhibit 4.7).	8-K	001-37690	4.1	10-17-2017
4.12	Indenture, dated as of April 5, 2019, by and among the Company as Issuer, Broadcom Technologies Inc., Broadcom Corporation and Broadcom Cayman Finance Limited, and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-05-2019
4.13	Form of 4.750% Senior Notes due 2029 (included in Exhibit 4.12).	8-K	001-38449	4.1	04-05-2019
4.14	Indenture, dated as of April 9, 2020, by and among the Company, as Issuer, Broadcom Technologies Inc. and Broadcom Corporation (the “2020 Guarantors”), and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-09-2020
4.15	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.14).	8-K	001-38449	4.1	04-09-2020
4.16	Indenture, dated as of May 8, 2020, by and among the Company as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	05-08-2020
4.17	Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.16).	8-K	001-38449	4.1	05-08-2020
4.18	Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.16).	8-K	001-38449	4.1	05-08-2020
4.19	Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.16).	8-K	001-38449	4.1	05-08-2020
4.20	Indenture, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	05-21-2020
4.21	Form of 3.459% Senior Notes due 2026 (included in Exhibit 4.20).	8-K	001-38449	4.1	05-21-2020
4.22	Form of 4.110% Senior Notes due 2028 (included in Exhibit 4.20).	8-K	001-38449	4.1	05-21-2020
4.23	Indenture, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as Trustee.	8-K	001-38449	4.1	01-19-2021
4.24	Form of 1.950% Senior Notes due 2028 (included in Exhibit 4.23).	8-K	001-38449	4.1	01-19-2021
4.25	Form of 2.450% Senior Notes due 2031 (included in Exhibit 4.23).	8-K	001-38449	4.1	01-19-2021
4.26	Form of 2.600% Senior Notes due 2033 (included in Exhibit 4.23).	8-K	001-38449	4.1	01-19-2021
4.27	Form of 3.500% Senior Notes due 2041 (included in Exhibit 4.23).	8-K	001-38449	4.1	01-19-2021
4.28	Form of 3.750% Senior Notes due 2051 (included in Exhibit 4.23).	8-K	001-38449	4.1	01-19-2021
4.29	Registration Rights Agreement, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., and Truist Securities, Inc., as representatives of the several initial purchasers of the January 2021 Senior Notes.	8-K	001-38449	4.7	01-19-2021
4.30	Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	8-K	001-38449	4.1	03-31-2021
4.31	Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.30).	8-K	001-38449	4.1	03-31-2021
4.32	Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.30).	8-K	001-38449	4.1	03-31-2021
4.33	Registration Rights Agreement, dated as of March 31, 2021, by and among the Company and BofA Securities, Inc. and HSBC Securities (USA) Inc., as dealer-managers in connection with the March 2021 Exchange Offer.	8-K	001-38449	4.4	03-31-2021
4.34	Indenture, dated as of September 30, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	8-K	001-38449	4.1	09-30-2021
4.35	Form of 3.137% Senior Notes due 2035 (included in Exhibit 4.34).	8-K	001-38449	4.1	09-30-2021
4.36	Form of 3.187% Senior Notes due 2036 (included in Exhibit 4.34).	8-K	001-38449	4.1	09-30-2021
4.37	Registration Rights Agreement, dated as of September 30, 2021, by and among the Company and BNP Paribas Securities Corp., J.P. Morgan Securities LLC and TD Securities (USA) LLC, as dealer-mangers in connection with the September 2021 exchange offer.	8-K	001-38449	4.4	09-30-2021
4.38	Indenture, dated April 14, 2022, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-15-2022
4.39	Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.38).	8-K	001-38449	4.1	04-15-2022
4.40	Form of 4.15% Senior Notes due 2032 (included in Exhibit 4.38).	8-K	001-38449	4.1	04-15-2022
4.41	Registration Rights Agreement, dated as of April 14, 2022, between the Company and BofA Securities, Inc., HSBC Securities (USA) Inc., and RBC Capital Markets, LLC, as representatives of the several initial purchasers of the April 2022 Senior Notes.	8-K	001-38449	4.4	04-15-2022
4.42	Indenture, dated April 18, 2022, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-18-2022
4.43	Form of 4.926% Senior Notes due 2037 (included in Exhibit 4.42).	8-K	001-38449	4.1	04-18-2022
4.44	Registration Rights Agreement, dated April 18, 2022, between the Company and Barclays Capital Inc., BBVA Securities Inc., BNP Paribas Securities Corp. and J.P. Morgan Securities LLC, as dealer-managers in connection with the April 2022 Exchange Offer.	8-K	001-38449	4.3	04-18-2022
4.45	Indenture, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	07-12-2024
4.46	Supplemental Indenture No. 1, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	07-12-2024
4.47	Form of 5.050% Senior Notes due 2027 (included in Exhibit 4.46).	8-K	001-38449	4.2	07-12-2024
4.48	Form of 5.050% Senior Notes due 2029 (included in Exhibit 4.46).	8-K	001-38449	4.2	07-12-2024
4.49	Form of 5.150% Senior Notes due 2031 (included in Exhibit 4.46).	8-K	001-38449	4.2	07-12-2024
4.50	Supplemental Indenture No. 2, dated October 2, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	10-02-2024
4.51	Form of 4.150% Senior Notes due 2028 (included in Exhibit 4.50).	8-K	001-38449	4.2	10-02-2024
4.52	Form of 4.350% Senior Notes due 2030 (included in Exhibit 4.50).	8-K	001-38449	4.2	10-02-2024
4.53	Form of 4.550% Senior Notes due 2032 (included in Exhibit 4.50).	8-K	001-38449	4.2	10-02-2024
4.54	Form of 4.800% Senior Notes due 2034 (included in Exhibit 4.50).	8-K	001-38449	4.2	10-02-2024
4.55	Supplemental Indenture No. 3, dated January 10, 2025, between Broadcom Inc. and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	01-10-2025
4.56	Form of 4.800% Senior Notes due 2028 (included in Exhibit 4.55).	8-K	001-38449	4.2	01-10-2025
4.57	Form of 5.050% Senior Notes due 2030 (included in Exhibit 4.55).	8-K	001-38449	4.2	01-10-2025
4.58	Form of 5.200% Senior Notes due 2032 (included in Exhibit 4.55).	8-K	001-38449	4.2	01-10-2025
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Schema Document					X
101.CAL	Inline XBRL Calculation Linkbase Document					X
101.DEF	Inline XBRL Definition Linkbase Document					X
101.LAB	Inline XBRL Labels Linkbase Document					X
101.PRE	Inline XBRL Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Kirsten M. Spears
Kirsten M. Spears
Chief Financial Officer
Date: March 12, 2025