Form 10-Q
period 2025-05-04
Broadcom Inc.
filed 2025-06-11
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2025
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

As of May 30, 2025, there were 4,703,470,979 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 4, 2025

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	May 4, 2025	November 3, 2024

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$9,472	$9,348
Trade accounts receivable, net	5,563	4,416
Inventory	2,017	1,760
Other current assets	5,129	4,071
Total current assets	22,181	19,595
Long-term assets:
Property, plant and equipment, net	2,462	2,521
Goodwill	97,801	97,873
Intangible assets, net	36,393	40,583
Other long-term assets	5,793	5,073
Total assets	$164,630	$165,645
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,297	$1,662
Employee compensation and benefits	1,266	1,971
Short-term debt	5,531	1,271
Other current liabilities	12,503	11,793
Total current liabilities	20,597	16,697
Long-term liabilities:
Long-term debt	61,751	66,295
Other long-term liabilities	12,696	14,975
Total liabilities	95,044	97,967
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 29,000 shares authorized; 4,703 and 4,686 shares issued and outstanding as of May 4, 2025 and November 3, 2024, respectively	5	5
Additional paid-in capital	66,689	67,466
Retained earnings	2,686	—
Accumulated other comprehensive income	206	207
Total stockholders’ equity	69,586	67,678
Total liabilities and equity	$164,630	$165,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 4, 2025	May 5, 2024	May 4, 2025	May 5, 2024

	(In millions, except per share data)
Net revenue:
Products	$8,506	$7,192	$16,677	$14,604
Subscriptions and services	6,498	5,295	13,243	9,844
Total net revenue	15,004	12,487	29,920	24,448
Cost of revenue:
Cost of products sold	2,720	2,429	5,413	4,589
Cost of subscriptions and services	576	713	1,156	1,667
Amortization of acquisition-related intangible assets	1,483	1,516	2,967	2,896
Restructuring charges	28	53	42	145
Total cost of revenue	4,807	4,711	9,578	9,297
Gross margin	10,197	7,776	20,342	15,151
Research and development	2,693	2,415	4,946	4,723
Selling, general and administrative	1,083	1,277	2,032	2,849
Amortization of acquisition-related intangible assets	506	827	1,017	1,619
Restructuring and other charges	86	292	258	912
Total operating expenses	4,368	4,811	8,253	10,103
Operating income	5,829	2,965	12,089	5,048
Interest expense	(769)	(1,047)	(1,642)	(1,973)
Other income, net	25	87	128	272
Income from continuing operations before income taxes	5,085	2,005	10,575	3,347
Provision for (benefit from) income taxes	120	(116)	107	(48)
Income from continuing operations	4,965	2,121	10,468	3,395
Income from discontinued operations, net of income taxes	—	—	—	51
Net income	$4,965	$2,121	$10,468	$3,446

Basic income per share:
Income per share from continuing operations	$1.05	$0.46	$2.23	$0.74
Income per share from discontinued operations	—	—	—	0.01
Net income per share	$1.05	$0.46	$2.23	$0.75

Diluted income per share:
Income per share from continuing operations	$1.03	$0.44	$2.17	$0.72
Income per share from discontinued operations	—	—	—	0.01
Net income per share	$1.03	$0.44	$2.17	$0.73

Weighted-average shares used in per share calculations:
Basic	4,707	4,645	4,701	4,579
Diluted	4,826	4,799	4,831	4,730
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 4, 2025	May 5, 2024	May 4, 2025	May 5, 2024

	(In millions)
Net income	$4,965	$2,121	$10,468	$3,446
Other comprehensive loss, net of tax:
Change in unrealized gain on derivative instruments	(2)	—	(3)	—
Change in actuarial loss and prior service costs associated with defined benefit plans	1	—	2	—
Other comprehensive loss, net of tax	(1)	—	(1)	—
Comprehensive income	$4,964	$2,121	$10,467	$3,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Two Fiscal Quarters Ended
	May 4, 2025	May 5, 2024

	(In millions)
Cash flows from operating activities:
Net income	$10,468	$3,446
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	4,056	4,587
Depreciation	284	288
Stock-based compensation	3,051	3,039
Deferred taxes and other non-cash taxes	(1,267)	(805)
Loss on debt extinguishment	65	—
Non-cash interest expense	191	221
Other	81	130
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(1,129)	1,243
Inventory	(257)	68
Accounts payable	(372)	(167)
Employee compensation and benefits	(621)	(409)
Other current assets and current liabilities	(29)	(2,568)
Other long-term assets and long-term liabilities	(1,853)	322
Net cash provided by operating activities	12,668	9,395
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(25,976)
Purchases of property, plant and equipment	(244)	(254)
Purchases of investments	(162)	(72)
Sales of investments	96	131
Other	3	(12)
Net cash used in investing activities	(307)	(26,183)
Cash flows from financing activities:
Proceeds from long-term borrowings	3,735	30,010
Payments on debt obligations	(8,090)	(2,934)
Proceeds from commercial paper, net	3,861	—
Payments of dividends	(5,559)	(4,878)
Repurchases of common stock - repurchase program	(2,450)	(7,176)
Shares repurchased for tax withholdings on vesting of equity awards	(3,802)	(2,662)
Issuance of common stock	118	64
Other	(50)	(16)
Net cash provided by (used in) financing activities	(12,237)	12,408
Net change in cash and cash equivalents	124	(4,380)
Cash and cash equivalents at beginning of period	9,348	14,189
Cash and cash equivalents at end of period	$9,472	$9,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Two Fiscal Quarters Ended May 4, 2025

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of November 3, 2024	4,686	$5	$67,466	$—	$207	$67,678
Net income	—	—	—	5,503	—	5,503
Dividends to common stockholders	—	—	—	(2,774)	—	(2,774)
Common stock issued	24	—	—	—	—	—
Stock-based compensation	—	—	1,280	—	—	1,280
Shares repurchased for tax withholdings on vesting of equity awards	(8)	—	(1,898)	—	—	(1,898)
Balance as of February 2, 2025	4,702	5	66,848	2,729	207	69,789
Net income	—	—	—	4,965	—	4,965
Other comprehensive loss	—	—	—	—	(1)	(1)
Dividends to common stockholders	—	—	—	(2,785)	—	(2,785)
Common stock issued	26	—	118	—	—	118
Stock-based compensation	—	—	1,773	—	—	1,773
Repurchases of common stock	(16)	—	(227)	(2,223)	—	(2,450)
Shares repurchased for tax withholdings on vesting of equity awards	(9)	—	(1,823)	—	—	(1,823)
Balance as of May 4, 2025	4,703	$5	$66,689	$2,686	$206	$69,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Two Fiscal Quarters Ended May 5, 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of October 29, 2023	4,139	$4	$21,095	$2,682	$207	$23,988
Net income	—	—	—	1,325	—	1,325
Issuance of common stock upon the acquisition of VMware, Inc.	544	1	53,420	—	—	53,421
Fair value of partially vested equity awards assumed in connection with the acquisition of VMware, Inc.	—	—	749	—	—	749
Dividends to common stockholders	—	—	—	(2,435)	—	(2,435)
Common stock issued	27	—	—	—	—	—
Stock-based compensation	—	—	1,582	—	—	1,582
Repurchases of common stock	(67)	—	(5,655)	(1,572)	—	(7,227)
Shares repurchased for tax withholdings on vesting of equity awards	(10)	—	(1,119)	—	—	(1,119)
Balance as of February 4, 2024	4,633	5	70,072	—	207	70,284
Net income	—	—	—	2,121	—	2,121
Dividends to common stockholders	—	—	(322)	(2,121)	—	(2,443)
Common stock issued	33	—	64	—	—	64
Stock-based compensation	—	—	1,457	—	—	1,457
Shares repurchased for tax withholdings on vesting of equity awards	(12)	—	(1,548)	—	—	(1,548)
Other	—	—	26	—	—	26
Balance as of May 5, 2024	4,654	$5	$69,749	$—	$207	$69,961

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
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 3, 2024 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2024 as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. The operating results for the fiscal quarter ended May 4, 2025 are not necessarily indicative of the results that may be expected for fiscal year 2025, or for any other future period.
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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended May 4, 2025
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$635	$7,454	$417	$8,506
Subscriptions and services	4,071	646	1,781	6,498
Total	$4,706	$8,100	$2,198	$15,004

	Fiscal Quarter Ended May 5, 2024
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$473	$6,267	$452	$7,192
Subscriptions and services	3,401	487	1,407	5,295
Total	$3,874	$6,754	$1,859	$12,487

	Two Fiscal Quarters Ended May 4, 2025
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,125	$14,723	$829	$16,677
Subscriptions and services	8,213	1,409	3,621	13,243
Total	$9,338	$16,132	$4,450	$29,920

	Two Fiscal Quarters Ended May 5, 2024
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,181	$12,458	$965	$14,604
Subscriptions and services	5,778	993	3,073	9,844
Total	$6,959	$13,451	$4,038	$24,448
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose revenue by region based primarily on the geographic shipment location or delivery location specified by our distributors, original equipment manufacturer customers, contract manufacturers, channel partners, or software customers.
Contract Balances
Contract assets and contract liabilities balances were as follows:

	May 4, 2025	November 3, 2024

	(In millions)
Contract Assets	$6,427	$4,402

Contract Liabilities	$14,457	$14,495

Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment. We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when we transfer products or services to a customer and the right to consideration is conditional on something other than the passage of time. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize contract liabilities when we have received consideration or an amount of consideration is due from the customer and we have a future obligation to transfer products or services. As of May 4, 2025, approximately 66% of contract liabilities related to contracts subject to termination for convenience provisions. The amount of revenue recognized during the two fiscal quarters ended May 4, 2025 that was included in the contract liabilities balance as of November 3, 2024 was $6,103 million. The amount of revenue recognized during the two fiscal quarters ended May 5, 2024 that was included in the contract liabilities balance as of October 29, 2023 was $1,965 million.
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
Certain multi-year customer contracts in our semiconductor solutions segment and infrastructure software segment, including contracts where customers do not have termination rights, contain firmly committed amounts and the remaining performance obligations under these contracts as of May 4, 2025 were approximately $24.7 billion. We expect approximately 36% of this amount to be recognized as revenue over the next 12 months. For contracts with termination for convenience rights, our customers generally do not exercise those rights. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
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
Unaudited Pro Forma Information
The following unaudited pro forma financial information presents combined results of operations for the periods presented, as if VMware had been acquired on October 31, 2022, the beginning of fiscal year 2023. The unaudited pro forma information includes adjustments to amortization for intangible assets acquired, stock-based compensation expense, interest expense for acquisition financing, and depreciation for property and equipment acquired. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred on October 31, 2022 or of the results of our future operations of the combined business.

	Fiscal Quarter Ended	Two Fiscal Quarters Ended
	May 5, 2024	May 5, 2024

	(In millions)
Pro forma net revenue	$12,507	$25,030
Pro forma net income	$2,261	$3,876

4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $915 million and $1,716 million of time deposits and $1,041 million and $1,171 million of money-market funds as of May 4, 2025 and November 3, 2024, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $1,750 million and $3,951 million during the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively, and $1,250 million and $2,500 million during the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively.
Inventory

	May 4, 2025	November 3, 2024

	(In millions)
Finished goods	$500	$504
Work-in-process	1,119	970
Raw materials	398	286
Total inventory	$2,017	$1,760
Other Current Assets

	May 4, 2025	November 3, 2024

	(In millions)
Current portion of contract assets	$3,234	$1,916
Prepaid expenses	936	1,391
Other	959	764
Total other current assets	$5,129	$4,071
Other Current Liabilities

	May 4, 2025	November 3, 2024

	(In millions)
Contract liabilities	$10,303	$9,395
Tax liabilities	646	720
Interest payable	562	535
Other	992	1,143
Total other current liabilities	$12,503	$11,793
Other Long-Term Liabilities

	May 4, 2025	November 3, 2024

	(In millions)
Contract liabilities	$4,154	$5,100
Unrecognized tax benefits	3,732	3,669
Deferred tax liabilities	3,365	4,703
Other	1,445	1,503
Total other long-term liabilities	$12,696	$14,975

Discontinued Operations
On July 1, 2024, we sold VMware’s end-user computing business for $3.5 billion, after working capital adjustments. In connection with the sale, we agreed to provide transitional services to the buyer on a short-term basis. We had no material continuing involvement with this business and presented its operating results in discontinued operations as follows:

	Fiscal Quarter Ended	Two Fiscal Quarters Ended
	May 5, 2024	May 5, 2024

	(In millions)
Net revenue	$329	$680

Income from discontinued operations before income taxes	$11	$69
Provision for income taxes	(11)	(18)
Income from discontinued operations, net of income taxes	$—	$51
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 4, 2025	May 5, 2024	May 4, 2025	May 5, 2024

	(In millions)		(In millions)
Cash paid for interest	$700	$946	$1,371	$1,696
Cash paid for income taxes	$608	$834	$1,012	$1,738
5. Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of May 4, 2025:
Purchased technology	$35,437	$(15,515)	$19,922
Customer contracts and related relationships	16,043	(3,257)	12,786
Trade names	1,685	(419)	1,266
Other	191	(112)	79
Intangible assets subject to amortization	53,356	(19,303)	34,053
In-process research and development	2,340	—	2,340
Total	$55,696	$(19,303)	$36,393

As of November 3, 2024:
Purchased technology	$35,467	$(12,551)	$22,916
Customer contracts and related relationships	16,186	(2,271)	13,915
Trade names	1,720	(369)	1,351
Other	166	(105)	61
Intangible assets subject to amortization	53,539	(15,296)	38,243
In-process research and development	2,340	—	2,340
Total	$55,879	$(15,296)	$40,583

Based on the amount of intangible assets subject to amortization as of May 4, 2025, the expected amortization expense was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2025 (remainder)	$3,997
2026	7,545
2027	6,507
2028	5,417
2029	4,337
Thereafter	6,250
Total	$34,053
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	May 4, 2025

(In years)
Purchased technology	6
Customer contracts and related relationships	7
Trade names	12
Other	11
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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 4, 2025	May 5, 2024	May 4, 2025	May 5, 2024

	(In millions, except per share data)
Numerator:
Income from continuing operations	$4,965	$2,121	$10,468	$3,395
Income from discontinued operations, net of income taxes	—	—	—	51
Net income	$4,965	$2,121	$10,468	$3,446

Denominator:
Weighted-average shares outstanding - basic	4,707	4,645	4,701	4,579
Dilutive effect of equity awards	119	154	130	151
Weighted-average shares outstanding - diluted	4,826	4,799	4,831	4,730

Basic income per share:
Income per share from continuing operations	$1.05	$0.46	$2.23	$0.74
Income per share from discontinued operations	—	—	—	0.01
Net income per share	$1.05	$0.46	$2.23	$0.75

Diluted income per share:
Income per share from continuing operations	$1.03	$0.44	$2.17	$0.72
Income per share from discontinued operations	—	—	—	0.01
Net income per share	$1.03	$0.44	$2.17	$0.73

7. Borrowings

	Effective Interest Rate		May 4, 2025	November 3, 2024

			(In millions)
May 2025 Term Loan - fixed rate
4.489% loan due May 2028	4.55%		$750	$—

January 2025 Senior Notes - fixed rate
4.800% notes due April 2028	5.03%		1,100	—
5.050% notes due April 2030	5.20%		800	—
5.200% notes due April 2032	5.34%		1,100	—
			3,000	—
October 2024 Senior Notes - fixed rate
4.150% notes due February 2028	4.36%		875	875
4.350% notes due February 2030	4.51%		1,500	1,500
4.550% notes due February 2032	4.70%		875	875
4.800% notes due October 2034	4.38%	(a)	1,750	1,750
			5,000	5,000
July 2024 Senior Notes - fixed rate
5.050% notes due July 2027	5.27%		1,250	1,250
5.050% notes due July 2029	5.23%		2,250	2,250
5.150% notes due November 2031	5.30%		1,500	1,500
			5,000	5,000
2023 Term Loans - floating rate
SOFR plus 1.125% term loan due November 2026	6.23%		—	5,595
SOFR plus 1.125% term loan due November 2028	5.45%		6,000	8,000
			6,000	13,595
April 2022 Senior Notes - fixed rate
4.000% notes due April 2029	4.17%		750	750
4.150% notes due April 2032	4.30%		1,200	1,200
4.926% notes due May 2037	5.33%		2,500	2,500
			4,450	4,450
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%		3,250	3,250
3.187% notes due November 2036	4.79%		2,750	2,750
			6,000	6,000
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%		2,250	2,250
3.469% notes due April 2034	4.63%		3,250	3,250
			5,500	5,500
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%		750	750
2.450% notes due February 2031	2.56%		2,750	2,750
2.600% notes due February 2033	2.70%		1,750	1,750
3.500% notes due February 2041	3.60%		3,000	3,000

	Effective Interest Rate		May 4, 2025	November 3, 2024

			(In millions)
3.750% notes due February 2051	3.84%		1,750	1,750
			10,000	10,000

June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%		752	752
4.110% notes due September 2028	5.02%		1,118	1,118
			1,870	1,870
May 2020 Senior Notes - fixed rate
3.150% notes due November 2025	3.29%		900	900
4.150% notes due November 2030	4.27%		1,856	1,856
4.300% notes due November 2032	4.39%		2,000	2,000
			4,756	4,756
April 2020 Senior Notes - fixed rate
5.000% notes due April 2030	5.18%		606	606

April 2019 Senior Notes - fixed rate
4.750% notes due April 2029	4.95%		1,655	1,655

2017 Senior Notes - fixed rate
3.125% notes due January 2025	3.23%		—	495
3.875% notes due January 2027	4.02%		2,922	2,922
3.500% notes due January 2028	3.60%		777	777
			3,699	4,194
Assumed VMware Senior Notes - fixed rate
4.500% notes due May 2025	5.81%		750	750
1.400% notes due August 2026	5.60%		1,500	1,500
4.650% notes due May 2027	5.60%		500	500
3.900% notes due August 2027	5.50%		1,250	1,250
1.800% notes due August 2028	5.44%		750	750
4.700% notes due May 2030	5.75%		750	750
2.200% notes due August 2031	5.74%		1,500	1,500
			7,000	7,000
Assumed CA Senior Notes - fixed rate
4.700% notes due March 2027	5.15%		215	215

Other senior notes - fixed rate
4.500% notes due August 2034	4.55%		6	6

Total senior notes and term loans outstanding			65,507	69,847

Commercial paper	4.69%	(b)	3,900	—

Total debt principal outstanding			$69,407	$69,847

	May 4, 2025	November 3, 2024
	(In millions)
Short-Term Debt:
Current portion of senior notes and term loans outstanding	$1,650	$1,245
Commercial paper, net	3,877	—
Short-term finance lease liabilities	4	26
Total short-term debt	$5,531	$1,271

Long-Term Debt:
Non-current portion of senior notes and term loans outstanding	$63,857	$68,602
Long-term finance lease liabilities	7	13
Unamortized discount and issuance costs	(2,113)	(2,320)
Total long-term debt	$61,751	$66,295
______________________________
(a) In addition to contractual interest, discount and issuance costs, the effective interest rate also includes reclassification of the cumulative gain from derivatives.
(b) Represents the weighted average interest rate on commercial paper outstanding as of May 4, 2025.
Fixed-Rate Term Loans
On May 2, 2025, we entered into a $750 million three-year fixed-rate term loan (the “May 2025 Term Loan”).
Subsequent to the fiscal quarter ended May 4, 2025, we entered into a $1.0 billion three-year term loan at a 4.540% fixed rate and used the proceeds as well as cash on hand to repay $1.9 billion of commercial paper. We also used the May 2025 Term Loan proceeds to repay the $750 million of senior notes that matured on May 15, 2025.
Interest on the term loans is due quarterly. We are permitted to prepay the term loans at any time, subject to a specified make-whole premium determined in accordance with the credit agreements governing the respective term loans, plus accrued and unpaid interest.
Senior Notes
In January 2025, we issued senior unsecured notes for an aggregate principal amount of $3,000 million. Using the net proceeds from these senior notes and commercial paper issued in January 2025 and cash on hand, we repaid the remaining $5,595 million of our unsecured term facility due November 2026 and $2,000 million of our unsecured term facility due November 2028.
As a result of these repayments, we wrote off unamortized discount and issuance costs of $65 million during the fiscal quarter ended February 2, 2025, which were included in interest expense in the condensed consolidated statement of operations.
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
2025 Credit Agreement
In January 2025, we entered into a credit agreement (the “2025 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit under the revolving credit facility would reduce the aggregate amount otherwise available under such facility for revolving loans. Subject to the terms of the 2025 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 13, 2030 or (b) the date that the commitments are terminated either at our request or, if an event of default occurs, by the lenders. In connection with the 2025 Credit Agreement, we terminated the credit agreement entered into in January 2021, which provided for a five-year $7.5 billion unsecured revolving credit facility. We had no borrowings outstanding under our revolving credit facility at either May 4, 2025 or November 3, 2024.

Commercial Paper
In January 2025, we increased the maximum amount of our commercial paper program, pursuant to which we may issue unsecured commercial paper notes in an aggregate principal amount of up to $4.0 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of issuance. The discount associated with the commercial paper is amortized to interest expense over its term. As of May 4, 2025, we had $3.9 billion of commercial paper outstanding with maturities ranging from 22 days to 187 days.
Fair Value of Debt
As of May 4, 2025, the estimated aggregate fair value of our fixed-rate borrowings was $55,001 million, which was determined using quoted prices from less active markets or other observable inputs. The carrying value of the floating-rate term loans approximates their fair value as they bear interest at the market observable interest rate tied to the Secured Overnight Financing Rate (“SOFR”) that resets periodically. The carrying value of commercial paper approximates its fair value due to the short-term nature of the instruments. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of senior notes and term loans as of May 4, 2025 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2025 (remainder)	$750
2026	3,152
2027	6,137
2028	6,120
2029	10,655
Thereafter	38,693
Total	$65,507
As of May 4, 2025 and November 3, 2024, we were in compliance with all debt covenants.
8. Stockholders’ Equity
Cash Dividends Declared and Paid

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 4, 2025	May 5, 2024	May 4, 2025	May 5, 2024

	(In millions, except per share data)
Dividends per share to common stockholders	$0.590	$0.525	$1.180	$1.050
Dividends to common stockholders	$2,785	$2,443	$5,559	$4,878
Stock Repurchase Programs
In April 2025, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2025. During the fiscal quarter ended May 4, 2025, we repurchased and retired 16 million shares of our common stock for $2,450 million under this stock repurchase program. Repurchases under this stock repurchase program may be effected through a variety of methods, including open market or privately negotiated purchases. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities and other factors. We are not obligated to repurchase any specific amount of shares of common stock, and the stock repurchase program may be suspended or terminated at any time.
In December 2021 and May 2022, our Board of Directors authorized stock repurchase programs to repurchase up to an aggregate of $20 billion of our common stock from time to time prior to December 31, 2023. During the fiscal quarter ended February 4, 2024, we repurchased and retired 67 million shares of our common stock for $7,176 million, and all $20 billion of the aggregate authorized amount was utilized prior to expiration on December 31, 2023.

Stock-Based Compensation Expense

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 4, 2025	May 5, 2024	May 4, 2025	May 5, 2024

	(In millions)
Cost of products sold	$50	$28	$83	$56
Cost of subscriptions and services	153	142	273	275
Research and development	1,169	881	1,991	1,744
Selling, general and administrative	399	352	704	900
Total stock-based compensation expense (a)	$1,771	$1,403	$3,051	$2,975
_______________
(a) Does not include stock-based compensation expense related to discontinued operations recognized during the fiscal quarter and two fiscal quarters ended May 5, 2024, which was included in income from discontinued operations, net of income taxes in our condensed consolidated statements of operations.
During the fiscal quarter ended May 4, 2025, we granted two-year time- and market-based RSU awards (the “Two-Year Equity Awards”), in lieu of our annual employee equity awards historically granted in the second quarter of each fiscal year. Each Two-Year Equity Award vests on the same basis as two annual grants with staggered vesting start dates of March 15, 2025 and March 15, 2026 and successive four-year vesting periods. We recognize stock-based compensation expense related to these awards from the grant date through their respective vesting date, ranging from four to five years.
As of May 4, 2025, the total unrecognized compensation cost related to unvested stock-based awards was $27,020 million, which is expected to be recognized over the remaining weighted-average service period of 3.8 years.
Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 3, 2024	213	$66.44
Granted	116	$187.54
Vested	(50)	$57.37
Forfeited	(8)	$85.77
Balance as of May 4, 2025	271	$119.49
The aggregate fair value of time- and market-based RSUs that vested during the two fiscal quarters ended May 4, 2025 was $10,373 million, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
9. Income Taxes
The provision for income taxes was $120 million and $107 million for the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively. The provision for income taxes was primarily due to income before income taxes and the jurisdictional mix of income, partially offset by excess tax benefits from stock-based awards.
The benefit from income taxes was $116 million and $48 million for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively. The benefit from income taxes was primarily due to excess tax benefits from stock-based awards and the jurisdictional mix of income, partially offset by income tax expense on operations.
As of May 4, 2025, we had $6,764 million of gross unrecognized tax benefits and accrued interest and penalties. It is possible that our existing unrecognized tax benefits may change up to $3,466 million within the next 12 months as a result of lapses of statutes of limitations for certain audit periods, anticipated closures of audit examinations, and changes in balances related to tax positions to be taken during the current fiscal year.

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

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 4, 2025	May 5, 2024	May 4, 2025	May 5, 2024

	(In millions)
Net revenue:
Semiconductor solutions	$8,408	$7,202	$16,620	$14,592
Infrastructure software	6,596	5,285	13,300	9,856
Total net revenue	$15,004	$12,487	$29,920	$24,448

Operating income:
Semiconductor solutions	$4,806	$3,978	$9,512	$8,094
Infrastructure software	4,987	3,168	10,109	5,883
Unallocated expenses	(3,964)	(4,181)	(7,532)	(8,929)
Total operating income	$5,829	$2,965	$12,089	$5,048

11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of May 4, 2025:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments

	(In millions)
2025 (remainder)	$169	$359
2026	102	607
2027	12	576
2028	10	504
2029	3	691
Thereafter	—	1,003
Total	$296	$3,740
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits as of May 4, 2025, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,732 million of unrecognized tax benefits and accrued interest and penalties as of May 4, 2025 have been excluded from the table above.
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
Lawsuits Relating to VMware Backlog
On March 31, 2020, a securities class action lawsuit was filed against VMware and certain former officers of VMware in the United States District Court for the Northern District of California (the “California Court”). On September 18, 2020, the plaintiffs filed a consolidated amended complaint alleging that VMware’s statements about backlog and the related internal controls during the period from August 2018 through February 2020 were materially misleading. The defendants filed a motion to dismiss, which was granted with leave to amend on September 10, 2021. On October 8, 2021, the plaintiffs filed their Second Amended Consolidated Complaint based on the same alleged disclosure deficiencies. The defendants’ motion to dismiss the Second Amended Consolidated Complaint was filed on November 5, 2021. On April 2, 2023, the California Court denied the defendants’ motion to dismiss finding that the plaintiffs had adequately stated claims under Sections 10 and 20A of the Securities Exchange Act of 1934. The parties have agreed to settlement terms and in March 2025 the California Court approved the settlement.
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
12. Restructuring and Other Charges
The following table summarizes the significant activities within, and components of, the restructuring liabilities during the two fiscal quarters ended May 4, 2025:

	Employee Termination Costs	Lease and Impairment Costs	Total

	(In millions)
Balance as of November 3, 2024	$119	$—	$119
Restructuring charges	194	106	300
Utilization	(272)	(106)	(378)
Balance as of May 4, 2025	$41	$—	$41
In connection with the acquisition of VMware, we initiated restructuring activities to integrate the acquired business, align our workforce and improve efficiencies in our operations. We recognized restructuring charges related to employee termination costs of $89 million and $194 million during the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively, and $303 million and $976 million during the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively.
We also recognized impairment charges primarily related to lease assets and property, plant and equipment of $25 million and $106 million during the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively, and $42 million and $81 million during the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively. We expect these restructuring activities to be substantially completed by the end of fiscal year 2025. These charges were recognized primarily in operating expenses.
13. Subsequent Events
Cash Dividends Declared
On June 4, 2025, our Board of Directors declared a quarterly cash dividend of $0.59 per share on our common stock, payable on June 30, 2025 to stockholders of record on June 20, 2025.

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
Our fiscal year ending November 2, 2025 (“fiscal year 2025”), is a 52-week fiscal year, with our first fiscal quarter containing 13 weeks compared to 14 weeks in the prior year fiscal period. The additional week resulted in higher net revenue, gross margin dollars, research and development expense, and selling, general and administrative expense in the first two fiscal quarters of fiscal year 2024, compared to the corresponding current year fiscal period.
We acquired VMware, Inc. (“VMware”) on November 22, 2023, resulting in a partial quarter of operations from activities related to VMware in the first quarter of fiscal year 2024 compared to a full quarter of operations in the first quarter of fiscal year 2025.

Quarterly Highlights
Highlights during the fiscal quarter ended May 4, 2025 include the following:
•We generated $6,555 million of cash from operations.
•We paid $2,785 million in cash dividends.
•We repurchased $2,450 million of common stock.
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
There were no significant changes in our critical accounting estimates during the two fiscal quarters ended May 4, 2025 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Annual Report on Form 10-K.
Macroeconomic Factors
We are subject to risks and exposures from the evolving macroeconomic environment, including uncertainty and volatility in financial markets, efforts of governments to stimulate or stabilize the economy and other unfavorable changes in economic conditions, as well as an increase in trade tensions and related tariffs with U.S. trading partners. While difficult to isolate and quantify, these risks and exposures may cause our net revenue to fluctuate significantly and disrupt supply chain operations, and we continuously monitor the broader impacts of these circumstances on our business, our supply chain and our results of operations.

Results of Operations
Fiscal Quarter and Two Fiscal Quarters Ended May 4, 2025 Compared to Fiscal Quarter and Two Fiscal Quarters Ended May 5, 2024
The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	May 4, 2025	May 5, 2024	May 4, 2025	May 5, 2024

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$8,506	$7,192	57%	58%
Subscriptions and services	6,498	5,295	43	42
Total net revenue	15,004	12,487	100	100
Cost of revenue:
Cost of products sold	2,720	2,429	18	19
Cost of subscriptions and services	576	713	4	6
Amortization of acquisition-related intangible assets	1,483	1,516	10	13
Restructuring charges	28	53	—	—
Total cost of revenue	4,807	4,711	32	38
Gross margin	10,197	7,776	68	62
Research and development	2,693	2,415	18	19
Selling, general and administrative	1,083	1,277	7	10
Amortization of acquisition-related intangible assets	506	827	3	7
Restructuring and other charges	86	292	1	2
Total operating expenses	4,368	4,811	29	38
Operating income	$5,829	$2,965	39%	24%

	Two Fiscal Quarters Ended
	May 4, 2025	May 5, 2024	May 4, 2025	May 5, 2024

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$16,677	$14,604	56%	60%
Subscriptions and services	13,243	9,844	44	40
Total net revenue	29,920	24,448	100	100
Cost of revenue:
Cost of products sold	5,413	4,589	18	19
Cost of subscriptions and services	1,156	1,667	4	7
Amortization of acquisition-related intangible assets	2,967	2,896	10	11
Restructuring charges	42	145	—	1
Total cost of revenue	9,578	9,297	32	38
Gross margin	20,342	15,151	68	62
Research and development	4,946	4,723	17	19
Selling, general and administrative	2,032	2,849	7	11
Amortization of acquisition-related intangible assets	1,017	1,619	3	7
Restructuring and other charges	258	912	1	4
Total operating expenses	8,253	10,103	28	41
Operating income	$12,089	$5,048	40%	21%
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to one customer, which is a distributor, accounted for 29% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 4, 2025, and 29% and 28% of our net revenue for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 40% of our net revenue for each of the fiscal quarters and two fiscal quarters ended May 4, 2025 and May 5, 2024. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
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

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Net Revenue by Segment	May 4, 2025	May 5, 2024	$ Change	% Change	May 4, 2025	May 5, 2024	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$8,408	$7,202	$1,206	17%	$16,620	$14,592	$2,028	14%
Infrastructure software	6,596	5,285	1,311	25%	13,300	9,856	3,444	35%
Total net revenue	$15,004	$12,487	$2,517	20%	$29,920	$24,448	$5,472	22%

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
Net Revenue by Segment	May 4, 2025	May 5, 2024	May 4, 2025	May 5, 2024

	(As a percentage of net revenue)
Semiconductor solutions	56%	58%	56%	60%
Infrastructure software	44	42	44	40
Total net revenue	100%	100%	100%	100%
Net revenue from our semiconductor solutions segment increased in the fiscal quarter and two fiscal quarters ended May 4, 2025 compared to the prior year fiscal periods due to strong demand for our networking products, primarily AI networking solutions. The increase in the two fiscal quarters ended May 4, 2025 was partially offset by lower demand for our non-AI solutions, primarily broadband products.
Net revenue from our infrastructure software segment increased in the fiscal quarter and two fiscal quarters ended May 4, 2025 compared to the prior year fiscal periods primarily due to strong demand for our VMware Cloud Foundation (“VCF”) product, including additional license revenue recognized on contracts where customers do not have the right to terminate and the transition to a subscription license model.
Gross Margin
Gross margin was $10,197 million for the fiscal quarter ended May 4, 2025 compared to $7,776 million for the fiscal quarter ended May 5, 2024, and $20,342 million for the two fiscal quarters ended May 4, 2025 compared to $15,151 million for the two fiscal quarters ended May 5, 2024. The increases were primarily due to higher software revenue and strong product demand for our AI-related semiconductor solutions.
As a percentage of net revenue, gross margin was 68% of net revenue for each of the fiscal quarter and two fiscal quarters ended May 4, 2025 and 62% for each of the fiscal quarter and two fiscal quarters ended May 5, 2024. The increases were primarily due to higher software revenue mix and lower amortization of acquisition-related intangible assets as a percentage of revenue.
Research and Development Expense
Research and development expense increased $278 million, or 12%, and $223 million, or 5%, for the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher stock-based compensation.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $194 million, or 15%, for the fiscal quarter ended May 4, 2025 compared to the prior year fiscal period. The decrease was primarily due to lower compensation resulting from a decrease in headcount, partially offset by higher stock-based compensation.
Selling, general and administrative expense decreased $817 million, or 29%, for the two fiscal quarters ended May 4, 2025 compared to the prior year fiscal period. The decrease was primarily due to lower compensation resulting from a decrease in headcount and lower stock-based compensation. In addition, in the two fiscal quarters ended May 5, 2024, we incurred higher VMware acquisition-related costs.

Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $321 million, or 39%, and $602 million, or 37%, for the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively, compared to the prior year fiscal periods primarily due to full amortization of customer-related intangible assets from previous software acquisitions other than VMware.
Restructuring and Other Charges
Restructuring and other charges recognized in operating expenses decreased $206 million, or 71%, and $654 million, or 72%, for the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively, compared to the prior year fiscal periods primarily due to lower employee termination costs associated with the integration of the VMware business.
Stock-Based Compensation Expense
During the fiscal quarter ended May 4, 2025, we granted two-year time- and market-based restricted stock unit awards (the “Two-Year Equity Awards”), in lieu of our annual employee equity awards historically granted in the second quarter of each fiscal year. Each Two-Year Equity Award vests on the same basis as two annual grants with staggered vesting start dates of March 15, 2025 and March 15, 2026 and successive four-year vesting periods. We recognize stock-based compensation expense related to these awards from the grant date through their respective vesting date, ranging from four to five years.
Total stock-based compensation expense was $1,771 million and $1,403 million for the fiscal quarters ended May 4, 2025 and May 5, 2024, respectively. The increase was due to the Two-Year Equity Awards granted at higher grant-date fair values and a full quarter of expense for the annual employee equity awards granted on March 15, 2024.
Total stock-based compensation expense was $3,051 million and $2,975 million for the two fiscal quarters ended May 4, 2025 and May 5, 2024, respectively. The increase was due to the Two-Year Equity Awards granted at higher grant-date fair values and a full quarter of expense for the annual employee equity awards granted on March 15, 2024. The increase was substantially offset by a one-time impact from aligning the vesting dates of certain equity awards assumed from the acquisition of VMware with our equity award vesting dates and the accelerated vesting of certain equity awards held by employees terminated in connection with the acquisition of VMware in the prior year fiscal periods.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of May 4, 2025. The remaining weighted-average service period was 3.8 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2025 (remainder)	$4,299
2026	7,984
2027	6,889
2028	4,743
2029	2,488
Thereafter	617
Total	$27,020
Segment Operating Results

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Operating Income by Segment	May 4, 2025	May 5, 2024	$ Change	% Change	May 4, 2025	May 5, 2024	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$4,806	$3,978	$828	21%	$9,512	$8,094	$1,418	18%
Infrastructure software	4,987	3,168	1,819	57%	10,109	5,883	4,226	72%
Unallocated expenses	(3,964)	(4,181)	217	(5)%	(7,532)	(8,929)	1,397	(16)%
Total operating income	$5,829	$2,965	$2,864	97%	$12,089	$5,048	$7,041	139%

Operating income from our semiconductor solutions segment increased for the fiscal quarter and two fiscal quarters ended May 4, 2025 compared to the prior year fiscal periods due to strong demand for our networking products, primarily AI networking solutions. The increase in the two fiscal quarters ended May 4, 2025 was partially offset by lower demand for our non-AI solutions, primarily broadband products.
Higher operating income from our infrastructure software segment in the fiscal quarter and two fiscal quarters ended May 4, 2025 compared to the prior year fiscal periods was primarily due to strong demand for our VCF product, including additional license revenue recognized on contracts where customers do not have the right to terminate and the transition to a subscription license model.
Unallocated expenses include amortization of acquisition-related intangible assets, stock-based compensation expense, restructuring and other charges, acquisition-related costs, and other costs, which are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 5% for the fiscal quarter ended May 4, 2025 compared to the prior year fiscal period due to lower amortization of acquisition-related intangible assets and restructuring and other charges, partially offset by higher stock-based compensation expense. Unallocated expenses decreased 16% for the two fiscal quarters ended May 4, 2025 compared to the prior year fiscal period due to lower restructuring and other charges, amortization of acquisition-related intangible assets, and acquisition-related costs.
Non-Operating Income and Expenses
Interest expense. Interest expense was $769 million and $1,642 million for the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively, and $1,047 million and $1,973 million for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively. The decreases were primarily from an overall reduction in outstanding debt balances and debt refinancing activities that drove lower effective interest rates compared to the prior year fiscal periods.
Other income, net. Other income, net includes interest income, gains and losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $25 million and $128 million for the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively, and $87 million and $272 million for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively. The decreases were primarily due to lower interest income as a result of lower interest rates on lower invested balances.
Provision for (benefit from) income taxes. The provision for income taxes was $120 million and $107 million for the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively. The provision for income taxes was primarily due to income before income taxes and the jurisdictional mix of income, partially offset by excess tax benefits from stock-based awards. The benefit from income taxes was $116 million and $48 million for the fiscal quarter and two fiscal quarters ended May 5, 2024, respectively. The benefit from income taxes was primarily due to excess tax benefits from stock-based awards and the jurisdictional mix of income, partially offset by income tax expense on operations.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of May 4, 2025 consisted of: (i) $9,472 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility. In addition, we may also generate cash from the sale of assets and debt or equity financings from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $69,407 million of outstanding indebtedness with $5,550 million principal amounts payable within 12 months, (vi) discretionary share repurchases, and (vii) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
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
Working Capital
Working capital decreased to $1,584 million at May 4, 2025 from $2,898 million at November 3, 2024. The decrease was primarily attributable to the following:
•Short-term debt increased to $5,531 million at May 4, 2025 from $1,271 million at November 3, 2024 primarily due to the net issuance of $3,900 million of commercial paper and $900 million of senior notes becoming due within the next twelve months, offset in part by a $495 million repayment.
•Other current liabilities increased to $12,503 million at May 4, 2025 from $11,793 million at November 3, 2024 primarily from higher contract liabilities.
These decreases in working capital were offset in part by the following:
•Trade accounts receivable, net increased to $5,563 million at May 4, 2025 from $4,416 million at November 3, 2024 primarily due to higher software billings.
•Other current assets increased to $5,129 million at May 4, 2025 from $4,071 million at November 3, 2024 primarily from higher software contract assets, offset in part by lower prepaid taxes.
•Employee compensation and benefits decreased to $1,266 million at May 4, 2025 from $1,971 million at November 3, 2024 primarily due to the timing of annual employee bonus plan payments.
Capital Returns

	Two Fiscal Quarters Ended
Cash Dividends Declared and Paid	May 4, 2025	May 5, 2024

	(In millions, except per share data)
Dividends per share to common stockholders	$1.18	$1.05
Dividends to common stockholders	$5,559	$4,878
In April 2025, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2025. During the fiscal quarter ended May 4, 2025, we repurchased and retired 16 million shares of our common stock for $2,450 million under this stock repurchase program. As of May 4, 2025, $7,550 million of the authorized amount remained available for repurchases.
Repurchases under this stock repurchase program may be effected through a variety of methods, including open market or privately negotiated purchases. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. We are not obligated to repurchase any specific amount of shares of common stock, and the stock repurchase program may be suspended or terminated at any time.
In December 2021 and May 2022, our Board of Directors authorized stock repurchase programs to repurchase up to an aggregate of $20 billion of our common stock from time to time prior to December 31, 2023. During the fiscal quarter ended February 4, 2024, we repurchased and retired 67 million shares of our common stock for $7,176 million, and all $20 billion of the aggregate authorized amount was utilized prior to expiration on December 31, 2023.
During the two fiscal quarters ended May 4, 2025 and May 5, 2024, we paid $3,802 million and $2,662 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld 17 million and 22 million shares of common stock from employees in connection with such net share settlements during the two fiscal quarters ended May 4, 2025 and May 5, 2024, respectively.

Cash Flows

	Two Fiscal Quarters Ended
	May 4, 2025	May 5, 2024

	(In millions)
Net cash provided by operating activities	$12,668	$9,395
Net cash used in investing activities	(307)	(26,183)
Net cash provided by (used in) financing activities	(12,237)	12,408
Net change in cash and cash equivalents	$124	$(4,380)
Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $3,273 million increase in cash provided by operations during the two fiscal quarters ended May 4, 2025 compared to the prior year fiscal period was primarily due to $7,022 million higher net income, offset in part by $2,750 million from changes in operating assets and liabilities and $999 million lower non-cash adjustments including amortization of intangible assets and deferred taxes and other non-cash taxes.
Investing Activities
Cash flows from investing activities primarily consist of cash related to acquisitions and divestitures, capital expenditures and proceeds and payments related to investments. The $25,876 million decrease in cash used in investing activities during the two fiscal quarters ended May 4, 2025 compared to the prior year fiscal period was primarily due to $25,416 million cash paid in connection with the acquisition of VMware, net of cash acquired, in the prior year fiscal period.
Financing Activities
Cash flows from financing activities primarily consist of proceeds and payments related to our borrowings, dividend payments, employee withholding tax payments related to net settled equity awards and authorized stock repurchases. Cash flows from financing activities during the two fiscal quarters ended May 4, 2025 compared to the prior year fiscal period decreased $24,645 million. The decrease was primarily from the $30,010 million of net proceeds from term loans issued in connection with the acquisition of VMware in the prior year fiscal period, increases in the current year fiscal period in employee withholding tax payments related to net settled equity awards and dividend payments, offset in part by a decrease in stock repurchases.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risks from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2024 Annual Report on Form 10-K, except as disclosed below.
Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding fixed-rate borrowings. As of May 4, 2025 and November 3, 2024, we had $59.5 billion and $56.3 billion in principal amount of fixed-rate borrowings outstanding, and the estimated aggregate fair value of these borrowings was $55.0 billion and $51.4 billion, respectively. As of each of May 4, 2025 and November 3, 2024, a hypothetical 50 basis point change in market interest rates would change the fair value of our fixed-rate borrowings by approximately $1.7 billion. However, this hypothetical change in interest rates would not impact the interest expense on our fixed-rate borrowings outstanding.
As of May 4, 2025 and November 3, 2024, we had $6.0 billion and $13.6 billion of outstanding term loans, respectively, which are subject to floating interest rates. As of May 4, 2025 and November 3, 2024, a hypothetical 100 basis point change in the interest rate would change the interest expense on our floating-rate term loans for the next 12 months by approximately $61 million and $137 million, respectively. The carrying value of the floating-rate term loans approximates their fair value as the underlying interest rates are tied to the Secured Overnight Financing Rate.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of May 4, 2025. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of May 4, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•Cybersecurity threats or other security breaches, or any other impairment of the confidentiality, integrity or availability of our information technology (“IT”) systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business.
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
A general slowdown in the global economy or in a particular region or industry, uncertainty and volatility in financial markets, efforts of governments to stimulate or stabilize the economy and other unfavorable changes in economic conditions, such as inflation, higher interest rates, tightening of the credit markets, recession or slowing growth, as well as an increase in trade tensions and related tariffs with U.S. trading partners, could negatively impact our business, financial condition, cash flows and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty may also make it more difficult to accurately forecast operating results and market volatility stemming from current macroeconomic events may materially impact our cash flow and our ability to raise or refinance debt at favorable rates. An escalation of trade tensions between the U.S. and its trading partners has resulted in trade restrictions and increased protectionism that harm our ability to participate in some markets or compete effectively.
Sustained uncertainty about, or worsening of, current global economic conditions, further tariffs and escalations of trade tensions between the U.S. and its trading partners, especially China, increased geopolitical volatility, and the decoupling of the global economies could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers and end-users to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to such restrictions or tariffs, (iii) lead to the insolvency or consolidation of key suppliers and customers, and (iv) intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.
Our business is subject to various governmental regulations. Compliance with these regulations may cause us to incur significant expense and failure to maintain compliance with applicable regulations could adversely affect our business.
Our business is subject to various domestic and international laws and other legal requirements, including anti-competition and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders. These laws, regulations and orders are complex, change frequently and with limited notice, and generally become more stringent over time. We may be required to incur significant expense to comply with these legal requirements. In addition, if our suppliers or customers fail or choose not to comply with these legal requirements, we may be required to suspend purchasing from such suppliers, or selling to such customers, which could damage our reputation and negatively impact our results of operations. The U.S. government continues to add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries, which have had and may in the future have an adverse effect on our revenue, supply chain and our ability to manufacture or sell our products. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with U.S. trading partners, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products. Furthermore, foreign government authorities have proposed, and may take, retaliatory actions, impose conditions for the supply of products or require the license or other transfer of IP, which could have a material adverse effect on our business. Uncertainty due to the evolving trade restrictions also may disrupt our supply chain and if we are unable to effectively mitigate any adverse impacts from such measures, this could adversely affect our business, financial condition and results of operations.
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
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•changes in political, regulatory, legal or economic conditions, geopolitical turmoil (including China-Taiwan relations), including terrorism, war or political or military coups, state-sponsored or politically motivated cyber-attacks, civil disturbances, or political instability (foreign and domestic);
•restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments, data privacy regulations, climate change regulations and trade protection measures, including increasing protectionism and economic nationalism, import/export restrictions (including with regards to advanced technologies), import/export duties and quotas, trade sanctions, and customs duties and tariffs, all of which have increased and may further increase;
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
The proposed and enacted U.S. tariffs and counter-tariffs, or additional sector-based tariffs, could also lead to increased costs and supply chain disruptions. The ultimate impact remains uncertain and will depend on several factors outside of our control. If we are unable to effectively navigate these changes, it could have a material adverse effect on our business, operating results and stock price.
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

Our growth strategy includes acquiring or investing in businesses that offer complementary products, services and technologies, or enhancing our market coverage or technological capabilities. Any acquisitions we may undertake, including the acquisition of VMware, and their integration involve risks and uncertainties, which could impede the execution of our business strategy, such as:
•U.S. and non-U.S. regulatory approval may take longer than anticipated, not be forthcoming or contain burdensome conditions, including due to U.S.-international relationships and other geopolitical events;
•market volatility impacting our ability to raise debt at favorable rates;
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 47% of our net revenue in the two fiscal quarters ended May 4, 2025 and are subject to a number of risks, including:
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
Cybersecurity threats or other security breaches, or any other impairment of the confidentiality, integrity or availability of our IT systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business.
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
We have historically depended on a small number of end customers, original equipment manufacturers (“OEMs”), their respective contract manufacturers (“CMs”) and certain distributors for a majority of our business and revenue. For the two fiscal quarters ended May 4, 2025, sales to distributors accounted for 47% of our net revenue. We believe aggregate sales, through all channels, to our top five end customers accounted for approximately 40% of our net revenue for the two fiscal quarters ended May 4, 2025. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material adverse developments experienced by these customers.
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
Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), one of our CMs, manufactured approximately 95% of the wafers manufactured by our CMs during the two fiscal quarters ended May 4, 2025. We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.
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
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During the two fiscal quarters ended May 4, 2025, we purchased approximately three-quarters of our manufacturing materials from five materials suppliers, some of which are single source suppliers. The lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials suppliers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices, any of which could disrupt supply or increase demand in the industry. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China, and the uncertainty due to evolving trade restrictions. Any such supply constraints could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
A prolonged disruption of our or our suppliers’ manufacturing facilities, research and development facilities, warehouses or other significant operations could have a material adverse effect on our business, financial condition and results of operations.
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. Our Fort Collins and Breinigsville facilities are the sole sources for the FBAR filters used in many of our wireless devices and for the indium phosphide-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our CMs and suppliers, are concentrated in the same geographic regions of California and the Pacific Rim, which have above average seismic activity and severe weather activity, and increases the risk of natural disasters impacting multiple suppliers. In addition, a significant majority of our research and development personnel are located in the U.S. and India, and our primary warehouse is in Malaysia.
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
A successful cyber-attack or false reports thereof involving our products could cause customers and potential customers to believe our services are ineffective or unreliable and result in, among other things, the loss of customers, unfavorable publicity, damage to our reputation, difficulty in marketing our products, and allegations by our customers that we have not performed our contractual obligations, and give rise to significant costs, including costs related to developing solutions or indemnification obligations under our agreements. Any such event could adversely impact our revenue and results of operations. See also “Cybersecurity threats or other security breaches, or any other impairment of the confidentiality, integrity or availability of our IT systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business.”
The growth of our software business depends on demand for our data center virtualization products, as well as customer acceptance of our products, services and business strategy.
Many of our software products and services are based on data center virtualization and related hybrid-cloud technologies used to manage distributed computing architectures, which form the foundation for private and hybrid cloud computing. Enabling businesses to modernize applications and efficiently implement their private and hybrid cloud services presents new and difficult technological, operational and compliance challenges. If businesses build new or shift existing compute workloads off-premises to public cloud providers, this could limit the market for on-premises deployments of our data center virtualization products. Current and future customers may not perceive benefits associated with adopting our enterprise-grade private and hybrid cloud platform or our simplified product portfolios, including new version releases. If demand, adoption and continued usage of our products are significantly less than anticipated or we fail to realize the expected returns on our business strategy, our business, financial condition, results of operations and cash flows may be adversely affected.
If our software products do not remain compatible with ever-changing operating environments, platforms, or third-party products, demand for our products and services could decrease, which could materially adversely affect our business.
We may be required to make substantial modifications to our products to maintain compatibility with operating systems, systems software and computer hardware used by our customers or to provide our customers with desired features or capabilities. We must also continually address the challenges of dynamic and accelerating market trends and competitive developments, such as the emergence of advanced persistent threats in the security space, to compete effectively. There can be no assurance that we will be able to adapt our products in response to these developments.
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
As part of the natural lifecycle of our products and services, customers are informed when products or services will be reaching their end of life or end of availability and will no longer be supported or receive updates and security patches. If these products or services remain subject to a service contract, the customer may transition to alternative products or services. Failure to effectively manage our products and services lifecycles and communications thereof have previously led to, and may in the future lead to, customer dissatisfaction and potential contractual liabilities, which could adversely affect our business and operating results.
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
Our global income is subject to tax in the U.S. In addition, many countries are implementing anti-base-erosion legislation and guidance aimed at standardizing and modernizing global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. Many countries have implemented or are in the process of implementing a global minimum tax, which may materially increase our effective tax rate and cash tax costs. For example, Singapore recently adopted the global minimum tax, which will be effective for our fiscal year 2026. Substantial changes in domestic or international corporate tax policies, regulations or guidance, enforcement activities or legislative investigations and inquiries may materially adversely affect our business and impact our provision for income taxes, net income, cash flow and our results of operations generally.
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
As of May 4, 2025, the aggregate indebtedness was $69,407 million. Our substantial indebtedness and the instruments governing our indebtedness could have important consequences including:
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
We receive debt ratings from the major credit rating agencies in the U.S., and any downgrade in our credit rating or the ratings of our indebtedness, or adverse conditions in the debt capital markets, could materially adversely affect our business, financial condition and results of operations. In addition, the current market volatility may adversely impact our ability to manage our debt, including through borrowing at favorable interest rates or due to reduced cash flows.

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
The following table presents details of our various repurchases during the fiscal quarter ended May 4, 2025, pursuant to the $10 billion stock repurchase program authorized by our Board of Directors in the second quarter of fiscal year 2025. The stock repurchase program will expire on December 31, 2025.

Period	Total Number of Shares Purchased (a)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan

	(In millions, except per share data)
March 31, 2025 - May 4, 2025	16	$153.58	16	$7,550
	16	$153.58	16
_________________________________
(a) We also paid $1,766 million in employee withholding taxes due upon the vesting of net settled equity awards. We withheld 9 million shares of common stock from employees in connection with such net share settlement at an average price of $196.42 per share. These shares may be deemed to be “issuer purchases” of shares and are not included in this table.
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
Date: June 11, 2025