Form 10-Q
period 2025-08-03
Broadcom Inc.
filed 2025-09-10
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2025
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

As of August 29, 2025, there were 4,722,365,022 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 3, 2025

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	August 3, 2025	November 3, 2024

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$10,718	$9,348
Trade accounts receivable, net	6,494	4,416
Inventory	2,180	1,760
Other current assets	5,606	4,071
Total current assets	24,998	19,595
Long-term assets:
Property, plant and equipment, net	2,451	2,521
Goodwill	97,801	97,873
Intangible assets, net	34,344	40,583
Other long-term assets	6,027	5,073
Total assets	$165,621	$165,645
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,432	$1,662
Employee compensation and benefits	1,719	1,971
Short-term debt	1,399	1,271
Other current liabilities	12,154	11,793
Total current liabilities	16,704	16,697
Long-term liabilities:
Long-term debt	62,830	66,295
Other long-term liabilities	12,810	14,975
Total liabilities	92,344	97,967
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 29,000 shares authorized; 4,722 and 4,686 shares issued and outstanding as of August 3, 2025 and November 3, 2024, respectively	5	5
Additional paid-in capital	69,011	67,466
Retained earnings	4,040	—
Accumulated other comprehensive income	221	207
Total stockholders’ equity	73,277	67,678
Total liabilities and equity	$165,621	$165,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024

	(In millions, except per share data)
Net revenue:
Products	$9,257	$7,439	$25,934	$22,043
Subscriptions and services	6,695	5,633	19,938	15,477
Total net revenue	15,952	13,072	45,872	37,520
Cost of revenue:
Cost of products sold	3,096	2,434	8,509	7,023
Cost of subscriptions and services	608	699	1,764	2,366
Amortization of acquisition-related intangible assets	1,519	1,525	4,486	4,421
Restructuring charges	26	58	68	203
Total cost of revenue	5,249	4,716	14,827	14,013
Gross margin	10,703	8,356	31,045	23,507
Research and development	3,050	2,353	7,996	7,076
Selling, general and administrative	1,072	1,100	3,104	3,949
Amortization of acquisition-related intangible assets	507	812	1,524	2,431
Restructuring and other charges	187	303	445	1,215
Total operating expenses	4,816	4,568	13,069	14,671
Operating income	5,887	3,788	17,976	8,836
Interest expense	(807)	(1,064)	(2,449)	(3,037)
Other income, net	205	82	333	354
Income from continuing operations before income taxes	5,285	2,806	15,860	6,153
Provision for income taxes	1,145	4,238	1,252	4,190
Income (loss) from continuing operations	4,140	(1,432)	14,608	1,963
Loss from discontinued operations, net of income taxes	—	(443)	—	(392)
Net income (loss)	$4,140	$(1,875)	$14,608	$1,571

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.88	$(0.31)	$3.10	$0.43
Loss per share from discontinued operations	—	(0.09)	—	(0.09)
Net income (loss) per share	$0.88	$(0.40)	$3.10	$0.34

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.85	$(0.31)	$3.02	$0.41
Loss per share from discontinued operations	—	(0.09)	—	(0.08)
Net income (loss) per share	$0.85	$(0.40)	$3.02	$0.33

Weighted-average shares used in per share calculations:
Basic	4,714	4,663	4,705	4,606
Diluted	4,860	4,663	4,841	4,762
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024

	(In millions)
Net income (loss)	$4,140	$(1,875)	$14,608	$1,571
Other comprehensive income, net of tax:
Change in unrealized gain on derivative instruments	—	—	(3)	—
Change in actuarial loss and prior service costs associated with defined benefit plans	15	1	17	1
Other comprehensive income, net of tax	15	1	14	1
Comprehensive income (loss)	$4,155	$(1,874)	$14,622	$1,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Fiscal Quarters Ended
	August 3, 2025	August 4, 2024

	(In millions)
Cash flows from operating activities:
Net income	$14,608	$1,571
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	6,116	6,962
Depreciation	426	437
Stock-based compensation	5,373	4,427
Deferred taxes and other non-cash taxes	(983)	2,833
Loss on debt extinguishment	118	105
Non-cash interest expense	273	336
Other	58	266
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(2,066)	2,078
Inventory	(420)	16
Accounts payable	(236)	206
Employee compensation and benefits	(110)	(118)
Other current assets and current liabilities	(1,028)	(3,913)
Other long-term assets and long-term liabilities	(2,295)	(848)
Net cash provided by operating activities	19,834	14,358
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(25,978)
Proceeds from sales of businesses	300	3,485
Purchases of property, plant and equipment	(386)	(426)
Purchases of investments	(261)	(145)
Sales of investments	147	136
Other	(13)	(10)
Net cash used in investing activities	(213)	(22,938)
Cash flows from financing activities:
Proceeds from long-term borrowings	10,695	34,985
Payments on debt obligations	(14,840)	(12,136)
Proceeds from commercial paper, net	488	—
Payments of dividends	(8,345)	(7,330)
Repurchases of common stock - repurchase program	(2,450)	(7,176)
Shares repurchased for tax withholdings on vesting of equity awards	(3,860)	(4,012)
Issuance of common stock	118	64
Other	(57)	(52)
Net cash provided by (used in) financing activities	(18,251)	4,343
Net change in cash and cash equivalents	1,370	(4,237)
Cash and cash equivalents at beginning of period	9,348	14,189
Cash and cash equivalents at end of period	$10,718	$9,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Three Fiscal Quarters Ended August 3, 2025

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of November 3, 2024	4,686	$5	$67,466	$—	$207	$67,678
Net income	—	—	—	5,503	—	5,503
Dividends to common stockholders	—	—	—	(2,774)	—	(2,774)
Common stock issued	24	—	—	—	—	—
Stock-based compensation	—	—	1,280	—	—	1,280
Shares repurchased for tax withholdings on vesting of equity awards	(8)	—	(1,898)	—	—	(1,898)
Balance as of February 2, 2025	4,702	5	66,848	2,729	207	69,789
Net income	—	—	—	4,965	—	4,965
Other comprehensive loss	—	—	—	—	(1)	(1)
Dividends to common stockholders	—	—	—	(2,785)	—	(2,785)
Common stock issued	26	—	118	—	—	118
Stock-based compensation	—	—	1,773	—	—	1,773
Repurchases of common stock	(16)	—	(227)	(2,223)	—	(2,450)
Shares repurchased for tax withholdings on vesting of equity awards	(9)	—	(1,823)	—	—	(1,823)
Balance as of May 4, 2025	4,703	5	66,689	2,686	206	69,586
Net income	—	—	—	4,140	—	4,140
Other comprehensive income	—	—	—	—	15	15
Dividends to common stockholders	—	—	—	(2,786)	—	(2,786)
Common stock issued	19	—	—	—	—	—
Stock-based compensation	—	—	2,322	—	—	2,322
Balance as of August 3, 2025	4,722	$5	$69,011	$4,040	$221	$73,277

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
Broadcom Inc. (“Broadcom”), a Delaware corporation, is a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. Our semiconductor solutions include a broad portfolio of complex digital and mixed signal complementary metal oxide semiconductor based devices, analog III-V based products, network interface cards and other modules, switches, subsystems and, in some cases, racks that are used in a wide array of environments, end products and applications such as artificial intelligence (“AI”) and enterprise data centers, servers, networking and connectivity equipment, storage systems, home connectivity devices, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions help enterprises simplify their information technology (“IT”) environments so they can increase business velocity and flexibility, and enable customers to plan, develop, deliver, automate, manage and secure applications across mainframe, distributed, edge, mobile, and private and hybrid cloud platforms. Our portfolio of infrastructure and security software is designed to modernize, optimize, and secure the most complex private and hybrid cloud environments, enabling scalability, agility, automation, insights, resiliency and security making it easy for customers to run their mission-critical workloads. We also offer mission-critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our,” and “us” mean Broadcom and its consolidated subsidiaries. We have two reportable segments: semiconductor solutions and infrastructure software.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ending November 2, 2025 (“fiscal year 2025”) is a 52-week fiscal year. Our fiscal year ended November 3, 2024 (“fiscal year 2024”) was a 53-week fiscal year, with our first fiscal quarter containing 14 weeks.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 3, 2024 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2024 as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. The operating results for the fiscal quarter ended August 3, 2025 are not necessarily indicative of the results that may be expected for fiscal year 2025, or for any other future period.
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
The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Quarter Ended August 3, 2025
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$662	$8,181	$414	$9,257
Subscriptions and services	4,062	779	1,854	6,695
Total	$4,724	$8,960	$2,268	$15,952

	Fiscal Quarter Ended August 4, 2024
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$582	$6,411	$446	$7,439
Subscriptions and services	3,409	630	1,594	5,633
Total	$3,991	$7,041	$2,040	$13,072

	Three Fiscal Quarters Ended August 3, 2025
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,787	$22,904	$1,243	$25,934
Subscriptions and services	12,275	2,188	5,475	19,938
Total	$14,062	$25,092	$6,718	$45,872

	Three Fiscal Quarters Ended August 4, 2024
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,763	$18,869	$1,411	$22,043
Subscriptions and services	9,187	1,623	4,667	15,477
Total	$10,950	$20,492	$6,078	$37,520
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose revenue by region based primarily on the geographic shipment location or delivery location specified by our distributors, original equipment manufacturer customers, contract manufacturers, channel partners, or software customers.
Contract Balances
Contract assets and contract liabilities balances were as follows:

	August 3, 2025	November 3, 2024

	(In millions)
Contract Assets	$7,575	$4,402

Contract Liabilities	$14,336	$14,495

We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when revenue recognized on a contract exceeds the amount invoiced. A contract asset is a right to consideration that is conditional on something other than the passage of time. A contract asset becomes a receivable when invoiced upon the right to consideration becoming unconditional.
We recognize a contract liability when billings on a contract exceed the revenue recognized and there is a future obligation to transfer products or services to a customer. Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and the customer’s payment.
As of August 3, 2025, approximately 66% of contract liabilities related to contracts subject to termination for convenience provisions. The amount of revenue recognized during the three fiscal quarters ended August 3, 2025 that was included in the contract liabilities balance as of November 3, 2024 was $8,021 million. The amount of revenue recognized during the three fiscal quarters ended August 4, 2024 that was included in the contract liabilities balance as of October 29, 2023 was $2,280 million.
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
Certain multi-year customer contracts in our semiconductor solutions segment and infrastructure software segment, including contracts where customers do not have termination rights, contain firmly committed amounts and the remaining performance obligations under these contracts as of August 3, 2025 were approximately $27.5 billion. We expect approximately 34% of this amount to be recognized as revenue over the next 12 months. For contracts with termination for convenience rights, our customers generally do not exercise those rights. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
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

	Fiscal Quarter Ended	Three Fiscal Quarters Ended
	August 4, 2024	August 4, 2024

	(In millions)
Pro forma net revenue	$13,088	$38,118
Pro forma net income (loss)	$(1,819)	$2,057

4. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $1,564 million and $1,716 million of time deposits and $1,454 million and $1,171 million of money-market funds as of August 3, 2025 and November 3, 2024, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $1,700 million and $5,651 million during the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively, and $1,450 million and $3,950 million during the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively.
Inventory

	August 3, 2025	November 3, 2024

	(In millions)
Finished goods	$477	$504
Work-in-process	1,349	970
Raw materials	354	286
Total inventory	$2,180	$1,760
Other Current Assets

	August 3, 2025	November 3, 2024

	(In millions)
Current portion of contract assets	$4,157	$1,916
Prepaid expenses	793	1,391
Other	656	764
Total other current assets	$5,606	$4,071
Other Current Liabilities

	August 3, 2025	November 3, 2024

	(In millions)
Contract liabilities	$10,305	$9,395
Interest payable	644	535
Tax liabilities	410	720
Other	795	1,143
Total other current liabilities	$12,154	$11,793
Other Long-Term Liabilities

	August 3, 2025	November 3, 2024

	(In millions)
Contract liabilities	$4,031	$5,100
Unrecognized tax benefits	3,817	3,669
Deferred tax liabilities	3,552	4,703
Other	1,410	1,503
Total other long-term liabilities	$12,810	$14,975

Discontinued Operations
On July 1, 2024, we sold VMware’s end-user computing business for $3.5 billion, after working capital adjustments. In connection with the sale, we agreed to provide transitional services to the buyer on a short-term basis. We had no material continuing involvement with this business and presented its operating results in discontinued operations as follows:

	Fiscal Quarter Ended	Three Fiscal Quarters Ended
	August 4, 2024	August 4, 2024

	(In millions)
Net revenue	$178	$858

Loss from discontinued operations before income taxes	$(100)	$(31)
Provision for income taxes	(343)	(361)
Loss from discontinued operations, net of income taxes	$(443)	$(392)
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024

	(In millions)		(In millions)
Cash paid for interest	$602	$816	$1,973	$2,512
Cash paid for income taxes	$822	$585	$1,834	$2,323
5. Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of August 3, 2025:
Purchased technology	$36,957	$(17,034)	$19,923
Customer contracts and related relationships	16,043	(3,757)	12,286
Trade names	1,685	(446)	1,239
Other	191	(115)	76
Intangible assets subject to amortization	54,876	(21,352)	33,524
In-process research and development	820	—	820
Total	$55,696	$(21,352)	$34,344

As of November 3, 2024:
Purchased technology	$35,467	$(12,551)	$22,916
Customer contracts and related relationships	16,186	(2,271)	13,915
Trade names	1,720	(369)	1,351
Other	166	(105)	61
Intangible assets subject to amortization	53,539	(15,296)	38,243
In-process research and development	2,340	—	2,340
Total	$55,879	$(15,296)	$40,583

Based on the amount of intangible assets subject to amortization as of August 3, 2025, the expected amortization expense was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2025 (remainder)	$2,072
2026	7,880
2027	6,805
2028	5,673
2029	4,547
Thereafter	6,547
Total	$33,524
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	August 3, 2025

(In years)
Purchased technology	6
Customer contracts and related relationships	6
Trade names	11
Other	11
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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024

	(In millions, except per share data)
Numerator:
Income (loss) from continuing operations	$4,140	$(1,432)	$14,608	$1,963
Loss from discontinued operations, net of income taxes	—	(443)	—	(392)
Net income (loss)	$4,140	$(1,875)	$14,608	$1,571

Denominator:
Weighted-average shares outstanding - basic	4,714	4,663	4,705	4,606
Dilutive effect of equity awards	146	—	136	156
Weighted-average shares outstanding - diluted	4,860	4,663	4,841	4,762

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.88	$(0.31)	$3.10	$0.43
Loss per share from discontinued operations	—	(0.09)	—	(0.09)
Net income (loss) per share	$0.88	$(0.40)	$3.10	$0.34

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.85	$(0.31)	$3.02	$0.41
Loss per share from discontinued operations	—	(0.09)	—	(0.08)
Net income (loss) per share	$0.85	$(0.40)	$3.02	$0.33

7. Borrowings

	Effective Interest Rate		August 3, 2025	November 3, 2024

			(In millions)
July 2025 Senior Notes - fixed rate
4.600% notes due July 2030	4.49%	(a)	$1,750	$—
4.900% notes due July 2032	5.04%		1,750	—
5.200% notes due July 2035	4.77%	(a)	2,500	—
			6,000	—

4.540% term loan due May 2028	4.59%		1,000	—

4.489% term loan due May 2028	4.55%		750	—

January 2025 Senior Notes - fixed rate
4.800% notes due April 2028	5.03%		1,100	—
5.050% notes due April 2030	5.20%		800	—
5.200% notes due April 2032	5.34%		1,100	—
			3,000	—
October 2024 Senior Notes - fixed rate
4.150% notes due February 2028	4.36%		875	875
4.350% notes due February 2030	4.51%		1,500	1,500
4.550% notes due February 2032	4.70%		875	875
4.800% notes due October 2034	4.38%	(a)	1,750	1,750
			5,000	5,000
July 2024 Senior Notes - fixed rate
5.050% notes due July 2027	5.27%		1,250	1,250
5.050% notes due July 2029	5.23%		2,250	2,250
5.150% notes due November 2031	5.30%		1,500	1,500
			5,000	5,000
2023 Term Loans - floating rate
SOFR plus 1.125% term loan due November 2026	6.23%		—	5,595
SOFR plus 1.125% term loan due November 2028	5.63%		—	8,000
			—	13,595
April 2022 Senior Notes - fixed rate
4.000% notes due April 2029	4.17%		750	750
4.150% notes due April 2032	4.30%		1,200	1,200
4.926% notes due May 2037	5.33%		2,500	2,500
			4,450	4,450
September 2021 Senior Notes - fixed rate
3.137% notes due November 2035	4.23%		3,250	3,250
3.187% notes due November 2036	4.79%		2,750	2,750
			6,000	6,000

	Effective Interest Rate	August 3, 2025	November 3, 2024

		(In millions)
March 2021 Senior Notes - fixed rate
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes - fixed rate
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
June 2020 Senior Notes - fixed rate
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	1,118	1,118
		1,870	1,870
May 2020 Senior Notes - fixed rate
3.150% notes due November 2025	3.29%	900	900
4.150% notes due November 2030	4.27%	1,856	1,856
4.300% notes due November 2032	4.39%	2,000	2,000
		4,756	4,756
April 2020 Senior Notes - fixed rate
5.000% notes due April 2030	5.18%	606	606

April 2019 Senior Notes - fixed rate
4.750% notes due April 2029	4.95%	1,655	1,655

2017 Senior Notes - fixed rate
3.125% notes due January 2025	3.23%	—	495
3.875% notes due January 2027	4.02%	2,922	2,922
3.500% notes due January 2028	3.60%	777	777
		3,699	4,194
Assumed VMware Senior Notes - fixed rate
4.500% notes due May 2025	5.81%	—	750
1.400% notes due August 2026	5.60%	1,500	1,500
4.650% notes due May 2027	5.60%	500	500
3.900% notes due August 2027	5.50%	1,250	1,250
1.800% notes due August 2028	5.44%	750	750
4.700% notes due May 2030	5.75%	750	750
2.200% notes due August 2031	5.74%	1,500	1,500
		6,250	7,000
Assumed CA Senior Notes - fixed rate
4.700% notes due March 2027	5.15%	215	215

	Effective Interest Rate		August 3, 2025	November 3, 2024

			(In millions)

Other senior notes - fixed rate
4.500% notes due August 2034	4.55%		6	6

Total senior notes and term loans outstanding			65,757	69,847

Commercial paper	4.71%	(b)	500	—

Total debt principal outstanding			$66,257	$69,847

Short-Term Debt:
Current portion of senior notes outstanding	$900	$1,245
Commercial paper, net	496	—
Short-term finance lease liabilities	3	26
Total short-term debt	$1,399	$1,271

Long-Term Debt:
Non-current portion of senior notes and term loans outstanding	$64,857	$68,602
Long-term finance lease liabilities	7	13
Unamortized discount and issuance costs	(2,034)	(2,320)
Total long-term debt	$62,830	$66,295
______________________________
(a) In addition to contractual interest, discount and issuance costs, the effective interest rate also includes reclassification of the cumulative gain from derivatives.
(b) Represents the weighted average interest rate on commercial paper outstanding as of August 3, 2025.
Fixed-Rate Term Loans
We entered into a $750 million three-year term loan at a 4.489% fixed rate and a $1.0 billion three-year term loan at a 4.540% fixed rate on May 2, 2025 and May 9, 2025, respectively. Using the proceeds and cash on hand, we repaid the $750 million of senior notes that matured on May 15, 2025 and $3.4 billion of commercial paper during the fiscal quarter ended August 3, 2025.
Interest on the term loans is due quarterly. We are permitted to prepay the term loans at any time, subject to a specified make-whole premium determined in accordance with the credit agreements governing the respective term loans, plus accrued and unpaid interest.
Senior Notes
In July 2025, we issued senior unsecured notes for an aggregate principal amount of $6,000 million. Using the net proceeds from these senior notes, we repaid the remaining $6,000 million of our unsecured term facility due November 2028. Upon repayment, we terminated the credit agreement entered into on August 15, 2023.
In January 2025, we issued senior unsecured notes for an aggregate principal amount of $3,000 million. Using the net proceeds from these senior notes and commercial paper issued in January 2025 and cash on hand, we repaid the remaining $5,595 million of our unsecured term facility due November 2026 and $2,000 million of our unsecured term facility due November 2028.
As a result of these repayments, we wrote off unamortized discount and issuance costs of $53 million during the fiscal quarter ended August 3, 2025, and $65 million during the fiscal quarter ended February 2, 2025, which were included in interest expense in the condensed consolidated statements of operations.
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
2025 Credit Agreement
In January 2025, we entered into a credit agreement (the “2025 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit under the revolving credit facility would reduce the aggregate amount otherwise available under such facility for revolving loans. Subject to the terms of the 2025 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 13, 2030 or (b) the date that the commitments are terminated either at our request or, if an event of default occurs, by the lenders. In connection with the 2025 Credit Agreement, we terminated the credit agreement entered into in January 2021, which provided for a five-year $7.5 billion unsecured revolving credit facility. We had no borrowings outstanding under our revolving credit facility at either August 3, 2025 or November 3, 2024.
Commercial Paper
In January 2025, we increased the maximum amount of our commercial paper program, pursuant to which we may issue unsecured commercial paper notes in an aggregate principal amount of up to $4.0 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of issuance. The discount associated with the commercial paper is amortized to interest expense over its term. As of August 3, 2025, we had $500 million of commercial paper outstanding with maturities ranging from 40 days to 187 days.
Fair Value of Debt
As of August 3, 2025, the estimated aggregate fair value of our fixed-rate borrowings was $62,489 million, which was determined using quoted prices from less active markets or other observable inputs. The carrying value of commercial paper approximates its fair value due to the short-term nature of the instruments. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of senior notes and term loans as of August 3, 2025 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2025 (remainder)	$—
2026	3,152
2027	6,137
2028	7,120
2029	4,655
Thereafter	44,693
Total	$65,757
As of August 3, 2025 and November 3, 2024, we were in compliance with all debt covenants.

8. Stockholders’ Equity
Cash Dividends Declared and Paid

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024

	(In millions, except per share data)
Dividends per share to common stockholders	$0.590	$0.525	$1.770	$1.575
Dividends to common stockholders	$2,786	$2,452	$8,345	$7,330
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
Stock-Based Compensation Expense

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024

	(In millions)
Cost of products sold	$69	$31	$152	$87
Cost of subscriptions and services	182	143	455	418
Research and development	1,573	877	3,564	2,621
Selling, general and administrative	498	330	1,202	1,230
Total stock-based compensation expense (a)	$2,322	$1,381	$5,373	$4,356
_______________
(a) Does not include stock-based compensation expense related to discontinued operations recognized during the fiscal quarter and three fiscal quarters ended August 4, 2024, which was included in loss from discontinued operations, net of income taxes in our condensed consolidated statements of operations.
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
As of August 3, 2025, the total unrecognized compensation cost related to unvested stock-based awards was $25,057 million, which is expected to be recognized over the remaining weighted-average service period of 3.6 years.

Equity Incentive Award Plans
A summary of time- and market-based RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 3, 2024	213	$66.44
Granted	117	$187.96
Vested	(69)	$66.46
Forfeited	(14)	$101.17
Balance as of August 3, 2025	247	$122.05
The aggregate fair value of time- and market-based RSUs that vested during the three fiscal quarters ended August 3, 2025 was $15,075 million, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
9. Income Taxes
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act, which allows for the immediate expensing of domestic research and development costs, certain capital expenditures, and changes to the United States taxation of profits derived from foreign operations. As a result, it is no longer more-likely-than-not that we are able to utilize our federal corporate alternative minimum tax (“CAMT”) credits, and we established a $1,058 million valuation allowance against our CAMT credit carryforwards and CAMT credits generated in the current fiscal year. Our policy is to not consider the impact of future years’ CAMT in our valuation allowance assessment for regular deferred tax assets. Most of the provisions are effective beginning in our fiscal years ending November 1, 2026 or October 31, 2027, with immediate expensing of qualifying property being effective in fiscal year 2025. We will continue to evaluate the full impact of these legislative changes as more guidance becomes available.
The provision for income taxes was $1,145 million and $1,252 million for the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively, and was primarily due to the impact from a valuation allowance against our CAMT credits, income before income taxes, and the jurisdictional mix of income, partially offset by excess tax benefits from stock-based awards.
The provision for income taxes was $4,238 million and $4,190 million for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, and was primarily due to an intra-group transfer of certain IP rights during the fiscal quarter ended August 4, 2024 to the United States as a result of supply chain realignment and the resulting shift in the jurisdictional mix of income, partially offset by excess tax benefits from stock-based awards.
As of August 3, 2025, we had $6,930 million of gross unrecognized tax benefits and accrued interest and penalties. Subsequent to the fiscal quarter ended August 3, 2025, certain statutes of limitations have lapsed. This is expected to reduce unrecognized tax benefits by approximately $3.1 billion in the fiscal quarter ending November 2, 2025, and by up to $3.5 billion within the next 12 months. As a result of these lapses of statutes of limitations, we estimate that we will recognize a discrete tax benefit of up to $2.1 billion during the fiscal quarter ending November 2, 2025. We are continuing to evaluate the impact of these lapses of statutes of limitations on our estimated annual effective tax rate and income tax provision.
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
Semiconductor solutions. Our semiconductor solutions are used in a wide array of environments, end products and applications such as AI and enterprise data centers, servers, networking and connectivity equipment, storage systems, home connectivity devices, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, factory automation, power generation and alternative energy systems, and electronic displays. Our semiconductor solutions segment also includes our IP licensing.

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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024

	(In millions)
Net revenue:
Semiconductor solutions	$9,166	$7,274	$25,786	$21,866
Infrastructure software	6,786	5,798	20,086	15,654
Total net revenue	$15,952	$13,072	$45,872	$37,520

Operating income:
Semiconductor solutions	$5,217	$4,042	$14,729	$12,136
Infrastructure software	5,238	3,906	15,347	9,789
Unallocated expenses	(4,568)	(4,160)	(12,100)	(13,089)
Total operating income	$5,887	$3,788	$17,976	$8,836

11. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of August 3, 2025:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments

	(In millions)
2025 (remainder)	$106	$264
2026	103	634
2027	12	604
2028	10	530
2029	4	718
Thereafter	—	1,027
Total	$235	$3,777
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits as of August 3, 2025, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $3,817 million of unrecognized tax benefits and accrued interest and penalties as of August 3, 2025 have been excluded from the table above.
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
12. Restructuring and Other Charges
Restructuring Charges
The following table summarizes the significant activities within, and components of, the restructuring liabilities during the three fiscal quarters ended August 3, 2025:

	Employee Termination Costs	Lease and Impairment Costs	Total

	(In millions)
Balance as of November 3, 2024	$119	$—	$119
Restructuring charges	302	141	443
Utilization	(389)	(141)	(530)
Balance as of August 3, 2025	$32	$—	$32
In connection with the acquisition of VMware, we initiated restructuring activities to integrate the acquired business, align our workforce and improve efficiencies in our operations. We recognized restructuring charges related to employee termination costs of $108 million and $302 million during the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively, and $294 million and $1,270 million during the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively.
We also recognized impairment charges primarily related to lease assets and property, plant and equipment of $35 million and $141 million during the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively, and $67 million and $148 million during the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively. We expect these restructuring activities to be substantially completed by the end of fiscal year 2025. These charges were recognized primarily in operating expenses.
Other Charges
Restructuring and other charges for the fiscal quarter ended August 3, 2025 included a $70 million non-recurring impairment charge related to an asset held-for-sale.

13. Subsequent Events
Cash Dividends Declared
On September 3, 2025, our Board of Directors declared a quarterly cash dividend of $0.59 per share on our common stock, payable on September 30, 2025 to stockholders of record on September 22, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 3, 2024 (“fiscal year 2024”) included in our Annual Report on Form 10-K for fiscal year 2024 (“2024 Annual Report on Form 10-K”). This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements are indicated by words or phrases such as “anticipate,” “expect,” “estimate,” “seek,” “plan,” “believe,” “could,” “intend,” “will,” and similar words or phrases. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These forward-looking statements may include our projected financial results or expectations regarding acquisitions, developments in technology, products and seasonality of our business. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Material factors that could cause actual results to differ materially from our expectations include, but are not limited to, those disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). We undertake no intent or obligation to publicly update or revise any forward-looking statements for any reason, except as required by law.
Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our,” and “us” mean Broadcom Inc. and its consolidated subsidiaries.
Overview
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and infrastructure software solutions. Our semiconductor solutions include a broad portfolio of complex digital and mixed signal complementary metal oxide semiconductor based devices, analog III-V based products, network interface cards and other modules, switches, subsystems and, in some cases, racks that are used in a wide array of environments, end products and applications such as artificial intelligence (“AI”) and enterprise data centers, servers, networking and connectivity equipment, storage systems, home connectivity devices, set-top boxes, broadband access, telecommunication equipment, smartphones and base stations, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions help enterprises simplify their information technology environments so they can increase business velocity and flexibility, and enable customers to plan, develop, deliver, automate, manage and secure applications across mainframe, distributed, edge, mobile, and private and hybrid cloud platforms. Our portfolio of infrastructure and security software is designed to modernize, optimize, and secure the most complex private and hybrid cloud environments, enabling scalability, agility, automation, insights, resiliency and security making it easy for customers to run their mission-critical workloads. We also offer mission-critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products.
We have two reportable segments: semiconductor solutions and infrastructure software. Our semiconductor solutions segment includes all of our semiconductor-based product lines and intellectual property (“IP”) licensing. Our infrastructure software segment includes our private and hybrid cloud, application development and delivery, software-defined edge, application networking and security, mainframe, distributed and cybersecurity solutions, and our FC SAN business.
Quarterly Highlights
Highlights during the fiscal quarter ended August 3, 2025 include the following:
•We generated $7,166 million of cash from operations.
•We paid $2,786 million in cash dividends.
•We issued $6,000 million of senior unsecured notes and used the net proceeds to repay the outstanding balance of our floating rate unsecured term loan.

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
There were no significant changes in our critical accounting estimates during the three fiscal quarters ended August 3, 2025 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Annual Report on Form 10-K.
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

Results of Operations
Fiscal Quarter and Three Fiscal Quarters Ended August 3, 2025 Compared to Fiscal Quarter and Three Fiscal Quarters Ended August 4, 2024
The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$9,257	$7,439	58%	57%
Subscriptions and services	6,695	5,633	42	43
Total net revenue	15,952	13,072	100	100
Cost of revenue:
Cost of products sold	3,096	2,434	19	19
Cost of subscriptions and services	608	699	4	5
Amortization of acquisition-related intangible assets	1,519	1,525	10	12
Restructuring charges	26	58	—	—
Total cost of revenue	5,249	4,716	33	36
Gross margin	10,703	8,356	67	64
Research and development	3,050	2,353	19	18
Selling, general and administrative	1,072	1,100	7	9
Amortization of acquisition-related intangible assets	507	812	3	6
Restructuring and other charges	187	303	1	2
Total operating expenses	4,816	4,568	30	35
Operating income	$5,887	$3,788	37%	29%

	Three Fiscal Quarters Ended
	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$25,934	$22,043	57%	59%
Subscriptions and services	19,938	15,477	43	41
Total net revenue	45,872	37,520	100	100
Cost of revenue:
Cost of products sold	8,509	7,023	18	19
Cost of subscriptions and services	1,764	2,366	4	6
Amortization of acquisition-related intangible assets	4,486	4,421	10	12
Restructuring charges	68	203	—	—
Total cost of revenue	14,827	14,013	32	37
Gross margin	31,045	23,507	68	63
Research and development	7,996	7,076	18	19
Selling, general and administrative	3,104	3,949	7	11
Amortization of acquisition-related intangible assets	1,524	2,431	3	6
Restructuring and other charges	445	1,215	1	3
Total operating expenses	13,069	14,671	29	39
Operating income	$17,976	$8,836	39%	24%
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to one semiconductor solutions customer, which is a distributor, accounted for 32% and 30% of our net revenue for the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively, and 26% and 27% of our net revenue for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 40% of our net revenue for each of the fiscal quarter and three fiscal quarters ended August 3, 2025, and 35% and 40% of our net revenue for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key semiconductor customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our products used in AI and wireless applications as fluctuations may be magnified by the timing of customer deployments, as well as product launches and seasonal variations for wireless applications. For infrastructure software, the transition to subscription licenses, as well as whether or not a customer has the right to terminate, causes variations in revenue recognized in each period.

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Net Revenue by Segment	August 3, 2025	August 4, 2024	$ Change	% Change	August 3, 2025	August 4, 2024	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$9,166	$7,274	$1,892	26%	$25,786	$21,866	$3,920	18%
Infrastructure software	6,786	5,798	988	17%	20,086	15,654	4,432	28%
Total net revenue	$15,952	$13,072	$2,880	22%	$45,872	$37,520	$8,352	22%

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
Net Revenue by Segment	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024

	(As a percentage of net revenue)
Semiconductor solutions	57%	56%	56%	58%
Infrastructure software	43	44	44	42
Total net revenue	100%	100%	100%	100%
Net revenue from our semiconductor solutions segment increased in the fiscal quarter and three fiscal quarters ended August 3, 2025 compared to the prior year fiscal periods due to strong demand for our networking products, primarily custom AI accelerators and AI networking solutions.
Net revenue from our infrastructure software segment increased in the fiscal quarter and three fiscal quarters ended August 3, 2025 compared to the prior year fiscal periods primarily due to strong demand for our VMware Cloud Foundation (“VCF”) product, including additional license revenue recognized on contracts where customers do not have the right to terminate and the transition to a subscription license model.
Gross Margin
Gross margin was $10,703 million for the fiscal quarter ended August 3, 2025 compared to $8,356 million for the fiscal quarter ended August 4, 2024, and $31,045 million for the three fiscal quarters ended August 3, 2025 compared to $23,507 million for the three fiscal quarters ended August 4, 2024. The increases were primarily due to higher software revenue and strong product demand for our AI-related semiconductor solutions.
As a percentage of net revenue, gross margin was 67% and 68% of net revenue for the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively, and 64% and 63% for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively. The increases were primarily due to higher software revenue mix and lower amortization of acquisition-related intangible assets as a percentage of revenue.
Research and Development Expense
Research and development expense increased $697 million, or 30%, and $920 million, or 13%, for the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher stock-based compensation.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $28 million, or 3%, and $845 million, or 21%, for the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively, compared to the prior year fiscal periods. The decreases were primarily due to lower compensation resulting from a decrease in headcount and lower VMware acquisition-related costs. The decrease in the fiscal quarter ended August 3, 2025 compared to the prior year fiscal period was partially offset by higher stock-based compensation.

Amortization of Acquisition-Related Intangible Assets
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $305 million, or 38%, and $907 million, or 37%, for the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively, compared to the prior year fiscal periods primarily due to full amortization of customer-related intangible assets from previous software acquisitions other than VMware.
Restructuring and Other Charges
Restructuring and other charges recognized in operating expenses decreased $116 million, or 38%, and $770 million, or 63%, for the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively, compared to the prior year fiscal periods primarily due to lower employee termination costs associated with the integration of the VMware business.
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
Total stock-based compensation expense was $2,322 million and $1,381 million for the fiscal quarters ended August 3, 2025 and August 4, 2024, respectively, and $5,373 million and $4,356 million for the three fiscal quarters ended August 3, 2025 and August 4, 2024, respectively. The increases were due to the Two-Year Equity Awards granted at higher grant-date fair values, partially offset by the full vesting and forfeitures of certain equity awards assumed in the VMware acquisition.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of August 3, 2025. The remaining weighted-average service period was 3.6 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2025 (remainder)	$2,172
2026	8,104
2027	6,925
2028	4,772
2029	2,487
Thereafter	597
Total	$25,057
Segment Operating Results

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Operating Income by Segment	August 3, 2025	August 4, 2024	$ Change	% Change	August 3, 2025	August 4, 2024	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$5,217	$4,042	$1,175	29%	$14,729	$12,136	$2,593	21%
Infrastructure software	5,238	3,906	1,332	34%	15,347	9,789	5,558	57%
Unallocated expenses	(4,568)	(4,160)	(408)	10%	(12,100)	(13,089)	989	(8)%
Total operating income	$5,887	$3,788	$2,099	55%	$17,976	$8,836	$9,140	103%
Operating income from our semiconductor solutions segment increased for the fiscal quarter and three fiscal quarters ended August 3, 2025 compared to the prior year fiscal periods due to strong demand for our networking products, primarily custom AI accelerators and AI networking solutions.
Higher operating income from our infrastructure software segment in the fiscal quarter and three fiscal quarters ended August 3, 2025 compared to the prior year fiscal periods was primarily due to strong demand for our VCF product, including additional license revenue recognized on contracts where customers do not have the right to terminate and the transition to a subscription license model.

Unallocated expenses include amortization of acquisition-related intangible assets, stock-based compensation expense, restructuring and other charges, acquisition-related costs, and other costs, which are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 10% for the fiscal quarter ended August 3, 2025 compared to the prior year fiscal period primarily due to higher stock-based compensation expense, partially offset by lower amortization of acquisition-related intangible assets, and decreased 8% for the three fiscal quarters ended August 3, 2025 compared to the prior year fiscal period primarily due to lower restructuring and other charges and lower amortization of acquisition-related intangible assets, partially offset by higher stock-based compensation expense.
Non-Operating Income and Expenses
Interest expense. Interest expense was $807 million and $2,449 million for the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively, and $1,064 million and $3,037 million for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively. The decreases were primarily from an overall reduction in outstanding debt balances and debt refinancing activities that drove lower effective interest rates compared to the prior year fiscal periods.
Other income, net. Other income, net includes interest income, gains and losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $205 million and $82 million for the fiscal quarters ended August 3, 2025 and August 4, 2024, respectively. The increase was primarily due to a gain on the sale of a business. Other income, net was $333 million and $354 million for the three fiscal quarters ended August 3, 2025 and August 4, 2024, respectively. The decrease was primarily due to lower interest income as a result of lower interest rates on lower invested balances, partially offset by a gain on the sale of a business.
Provision for income taxes. On July 4, 2025, the United States enacted the One Big Beautiful Bill Act, which allows for the immediate expensing of domestic research and development costs, certain capital expenditures, and changes to the United States taxation of profits derived from foreign operations. As a result, it is no longer more-likely-than-not that we are able to utilize our federal corporate alternative minimum tax (“CAMT”) credits, and we established a $1,058 million valuation allowance against our CAMT credit carryforwards and CAMT credits generated in the current fiscal year. Our policy is to not consider the impact of future years’ CAMT in our valuation allowance assessment for regular deferred tax assets. Most of the provisions are effective beginning in our fiscal years ending November 1, 2026 or October 31, 2027, with immediate expensing of qualifying property being effective in fiscal year 2025. We will continue to evaluate the full impact of these legislative changes as more guidance becomes available.
The provision for income taxes was $1,145 million and $1,252 million for the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively, and was primarily due to the impact from a valuation allowance against our CAMT credits, income before income taxes, and the jurisdictional mix of income, partially offset by excess tax benefits from stock-based awards.
The provision for income taxes was $4,238 million and $4,190 million for the fiscal quarter and three fiscal quarters ended August 4, 2024, respectively, and was primarily due to an intra-group transfer of certain IP rights during the fiscal quarter ended August 4, 2024 to the United States as a result of supply chain realignment and the resulting shift in the jurisdictional mix of income, partially offset by excess tax benefits from stock-based awards.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our principal liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of August 3, 2025 consisted of: (i) $10,718 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility. In addition, we may also generate cash from the sale of assets and debt or equity financings from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) research and development and capital expenditure needs, (iv) cash dividend payments (if and when declared by our Board of Directors), (v) interest and principal payments related to our $66,257 million of outstanding indebtedness with $1,400 million principal amounts payable within 12 months, (vi) discretionary share repurchases, and (vii) payment of income taxes. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
We believe that our cash and cash equivalents on hand, cash flows from operations and our revolving credit facility will provide sufficient liquidity to operate our business and fund our current obligations for at least the next 12 months. For additional information regarding our cash requirement from contractual obligations and indebtedness, see Note 11. “Commitments and Contingencies” and Note 7. “Borrowings” in Part I, Item 1 of this Form 10-Q.

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
Working Capital
Working capital increased to $8,294 million at August 3, 2025 from $2,898 million at November 3, 2024. The increase was primarily attributable to the following:
•Cash and cash equivalents increased to $10,718 million at August 3, 2025 from $9,348 million at November 3, 2024, primarily due to $19,834 million in net cash provided by operating activities, partially offset by $8,345 million of dividend payments, $3,860 million of employee withholding tax payments related to net settled equity awards, $3,657 million of net repayments of borrowings, and $2,450 million of common stock repurchases.
•Trade accounts receivable, net increased to $6,494 million at August 3, 2025 from $4,416 million at November 3, 2024 primarily due to higher billings and the timing of collections.
•Other current assets increased to $5,606 million at August 3, 2025 from $4,071 million at November 3, 2024 primarily from higher software contract assets, offset in part by lower prepaid taxes.
Capital Returns

	Three Fiscal Quarters Ended
Cash Dividends Declared and Paid	August 3, 2025	August 4, 2024

	(In millions, except per share data)
Dividends per share to common stockholders	$1.770	$1.575
Dividends to common stockholders	$8,345	$7,330
In April 2025, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2025. During the fiscal quarter ended May 4, 2025, we repurchased and retired 16 million shares of our common stock for $2,450 million under this stock repurchase program. As of August 3, 2025, $7,550 million of the authorized amount remained available for repurchases.
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
During the three fiscal quarters ended August 3, 2025 and August 4, 2024, we paid $3,860 million and $4,012 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld 17 million and 30 million shares of common stock from employees in connection with such net share settlements during the three fiscal quarters ended August 3, 2025 and August 4, 2024, respectively. Beginning in the fiscal quarter ended August 3, 2025, we settle withholding taxes upon the vesting of employee equity awards using proceeds from the sale of a portion of the vested shares, thereby eliminating our cash outflow for employee withholding taxes on equity award vesting.

Cash Flows

	Three Fiscal Quarters Ended
	August 3, 2025	August 4, 2024

	(In millions)
Net cash provided by operating activities	$19,834	$14,358
Net cash used in investing activities	(213)	(22,938)
Net cash provided by (used in) financing activities	(18,251)	4,343
Net change in cash and cash equivalents	$1,370	$(4,237)
Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $5,476 million increase in cash provided by operations during the three fiscal quarters ended August 3, 2025 compared to the prior year fiscal period was primarily due to $13,037 million higher net income, offset in part by $3,816 million lower non-cash adjustments for deferred taxes and other non-cash taxes, as well as $3,576 million from changes in operating assets and liabilities.
Investing Activities
Cash flows from investing activities primarily consist of cash related to acquisitions and divestitures, capital expenditures and proceeds and payments related to investments. The $22,725 million decrease in cash used in investing activities during the three fiscal quarters ended August 3, 2025 compared to the prior year fiscal period was primarily due to $25,416 million cash paid in connection with the acquisition of VMware, net of cash acquired, in the prior year fiscal period, offset in part by $3,185 million lower proceeds from sales of businesses during the three fiscal quarters ended August 3, 2025 compared to the prior year fiscal period.
Financing Activities
Cash flows from financing activities primarily consist of proceeds and payments related to our borrowings, dividend payments, employee withholding tax payments related to net settled equity awards and authorized stock repurchases. Cash flows from financing activities during the three fiscal quarters ended August 3, 2025 compared to the prior year fiscal period decreased $22,594 million. The decrease was primarily from the net proceeds from term loans issued in connection with the acquisition of VMware in the prior year fiscal period, debt repayments and higher dividend payments in the current year fiscal period, offset in part by a decrease in stock repurchases.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risks from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2024 Annual Report on Form 10-K, except as disclosed below.
Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding fixed-rate borrowings. As of August 3, 2025 and November 3, 2024, we had $65.8 billion and $56.3 billion in principal amount of fixed-rate borrowings outstanding, and the estimated aggregate fair value of these borrowings was $62.5 billion and $51.4 billion, respectively. As of August 3, 2025 and November 3, 2024, a hypothetical 50 basis point change in market interest rates would change the fair value of our fixed-rate borrowings by approximately $1.8 billion and $1.7 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on our fixed-rate borrowings outstanding.
As of November 3, 2024, we had $13.6 billion of outstanding term loans, which are subject to floating interest rates. As of November 3, 2024, a hypothetical 100 basis point change in the interest rate would change the interest expense on our floating-rate term loans for the next 12 months by approximately $137 million. The carrying value of the floating-rate term loans approximates their fair value as the underlying interest rates are tied to the Secured Overnight Financing Rate. We had no floating-rate term loans outstanding as of August 3, 2025.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of August 3, 2025. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of August 3, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•A significant reduction in demand or loss of one or more of our significant customers may adversely affect us.
•A slow or the unsuccessful return of our investments, expansion of our business strategy or adoption of new business models could adversely affect us.
•Winning business in the semiconductor solutions industry is a lengthy and unpredictable process that often requires us to incur significant expenses, evolve our business strategy or adopt a new business model, which may negatively impact our results of operations.
•We operate in the highly cyclical semiconductor industry.
•Failure to realize the benefits expected from the VMware acquisition could adversely affect our business.
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
•Failure to adjust our manufacturing and supply chain to meet customer demand could adversely affect our results of operations.
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
•Failure to protect the IP utilized in our business could adversely affect our business.
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
A general slowdown in the global economy or in a particular region or industry, uncertainty and volatility in financial markets, efforts of governments to stimulate or stabilize the economy or to achieve specific policy objectives such as onshoring of semiconductor manufacturing and other unfavorable changes in economic conditions, such as inflation, higher interest rates, tightening of the credit markets, recession or slowing growth, as well as an increase in trade tensions and related tariffs with U.S. trading partners, could negatively impact our business, financial condition, cash flows and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty may also make it more difficult to accurately forecast operating results and market volatility stemming from current macroeconomic events may materially impact our cash flow and our ability to raise or refinance debt at favorable rates. An escalation of trade tensions between the U.S. and its trading partners has resulted in trade restrictions and increased protectionism that harm our ability to participate in some markets or compete effectively.
Sustained uncertainty about, or worsening of, current global economic conditions, further tariffs and escalations of trade tensions between the U.S. and its trading partners, especially China, increased geopolitical volatility, and the decoupling of the global economies could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers and end-users to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to such restrictions or tariffs or to develop these products themselves, (iii) lead to the insolvency or consolidation of key suppliers and customers, and (iv) intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.
Our business is subject to various governmental regulations. Compliance with these regulations may cause us to incur significant expense and failure to maintain compliance with applicable regulations could adversely affect our business.
Our business is subject to various domestic and international laws and other legal requirements, including anti-competition and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders. These laws, regulations, orders, tariffs, federal policies and other governmental actions are complex, continue to evolve and change frequently with limited notice and generally become more stringent over time. We may be required to incur significant expenses to comply with these legal requirements or respond to any governmental actions. In addition, if our suppliers or customers fail or choose not to comply with these legal requirements or governmental actions, we may be required to suspend purchasing from such suppliers or selling to such customers, which could damage our reputation and negatively impact our results of operations. The U.S. government continues to add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries and impose other restrictions or requirements, which have had and may in the future have an adverse effect on our revenue, supply chain and our ability to manufacture or sell our products. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with U.S. trading partners, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products. Furthermore, foreign government authorities have proposed, and may take, retaliatory actions, impose conditions for the supply of products or require the license or other transfer of IP, which could have a material adverse effect on our business. Uncertainty due to the evolving trade policies also may disrupt our supply chain and if we are unable to effectively mitigate any adverse impacts from such measures, this could adversely affect our business, financial condition and results of operations.

Our products and operations are also subject to regulation by U.S. and non-U.S. regulatory agencies, such as the U.S. Federal Trade Commission. We have previously been, and may in the future be, involved or required to participate in regulatory investigations or inquiries from regulatory authorities in Korea, Japan and the European Union into certain of our contracting and business practices, which have previously and may in the future evolve into legal or other administrative proceedings. Growing public concern over concentration of economic power in corporations is leading to increased anti-competition legislation, regulation, administrative rule making and enforcement activity. Involvement in regulatory investigations or inquiries can be costly, lengthy, complex and time-consuming, diverting the attention and energies of our management and technical personnel. If any pending or future governmental investigations result in an unfavorable resolution, we could be required to cease the manufacture and sale of the subject products or technology, pay fines or disgorge profits or other payments, and/or cease certain conduct and/or modify our contracting or business practices, which could have a material adverse effect on our business, financial condition and results of operations.
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
•restrictive or retaliatory governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments, data privacy regulations, climate change regulations, trade protection measures, including increasing protectionism and economic nationalism, import/export restrictions (including with regards to advanced technologies), import/export duties and quotas, trade sanctions, and customs duties and tariffs, all of which have increased and may further increase;
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
The proposed and enacted U.S. tariffs and counter-tariffs, including semiconductor-related tariffs, could also lead to increased costs and supply chain disruptions. The ultimate impact remains uncertain and will depend on several factors outside of our control. If we are unable to effectively navigate these changes, it could have a material adverse effect on our business, operating results and stock price.
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
We have historically depended on a small number of end customers, original equipment manufacturers (“OEMs”), their respective contract manufacturers (“CMs”) and certain distributors for a majority of our business and revenue. For the three fiscal quarters ended August 3, 2025, sales to distributors accounted for 47% of our net revenue. We believe aggregate sales, through all channels, to our top five end customers accounted for approximately 40% of our net revenue for the three fiscal quarters ended August 3, 2025. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material adverse developments experienced by these customers, including their ability to invest in, access, operate or pay for their AI infrastructure. In addition, some customers may reduce the amount of products or decline to purchase from us due to reduced capital expenditure spending, lack of access to sufficient capital, downturn in their business or their internal development of the products.
Our semiconductor customers are not generally required to purchase specific quantities of products. Even when customers agree to source an agreed portion of their product needs from us, such arrangements often include pricing schedules or methodologies that apply regardless of the volume of products purchased, and those customers may not purchase the amount of product we expect or may have insufficient capital to ultimately pay for those products. As a result, we may not generate the amount of revenue or achieve the level of profitability we expect under such arrangements, or such arrangements may increase our exposure to credit risks. Moreover, our top customers’ purchasing power has, in some cases, given them the ability to make greater demands on us with regards to pricing and contractual terms in general. The loss of, or any substantial reduction in sales to, any of our top customers, including our customers for our custom AI accelerators, XPUs or AI racks based on our XPUs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We compete in industries that are subject to rapid technological change and developments that may require us to make investments in research and development, expand our business strategy or adopt new business models, and the slow or unsuccessful return of our investments, expansion of our business strategy or adoption of new business models could materially adversely affect our business, financial condition, cash flows and margins.
The industries in which we compete are characterized by rapid technological change, new technological developments such as AI and cloud computing, changes in customer requirements, frequent new product introductions and enhancements, short product cycles, evolving industry standards and new delivery methods. In addition, to compete successfully in the semiconductor industry, we must continue to develop and respond to technological advancements and requirements, such as low-power consumption, higher bandwidth and large compute clusters, and evolve our business strategy or adopt new business models to address the needs and challenges of our customers. Failure to successfully develop increasingly advanced technologies, including custom AI accelerators, XPUs, network switches and other AI-related products, or to execute on new strategies or models such as the sale or leasing of AI racks based on our XPUs could impair our competitive position. In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development, expand our business strategy or adopt new business models. If we fail to timely develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, if new competitive technologies that we do not support become widely accepted, or we are unable to successfully execute on new business strategies or models such as the sale or leasing of AI racks based on our XPUs, demand for our products such as our custom AI accelerators, XPUs, network switches and other AI-related products may be reduced. Slow or unsuccessful investments in our research and development efforts or the expansion or modification of our business strategies and models and incurring significant expenses for these actions, would have a negative impact on our business, financial condition and margins.
Winning business in the semiconductor solutions industry is a lengthy and unpredictable process that often requires us to incur significant expenses, evolve our business strategy or adopt a new business model, which may negatively impact our results of operations.
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
Winning a product design does not guarantee sales to a customer. Customers could accelerate, delay or cancel plans, use their own products, fail to qualify our products, reduce or discontinue use of our products, or fail to successfully market and sell their products, which could reduce demand for our products and cause us to hold excess inventory, materially adversely affecting our business, financial condition and results of operations.
The timing of design wins is unpredictable and implementing production for a major design win or multiple design wins at the same time, such as our design wins for our custom AI accelerators or XPUs and other AI-related products, may strain our resources and those of our CMs. Some of our customers who have selected us may also have constrained resources or capital but require immediate availability of our custom AI accelerators or XPUs. In such event, we may dedicate significant additional resources such as product engineering, or execute on new strategies or models such as the sale or leasing of AI racks based on our XPUs to our customers, which could result in additional costs, expenses and credit risk to us, and reduced margins and cash flows. These risks are exacerbated by the fact that many of our products, such as our AI-related products, are dependent on our continued success in the development and quality of our products and product engineering.

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
Previously the industry experienced a significant upturn due to a supply imbalance that resulted in record profitability and increases in average selling prices, which was followed by a down-cycle resulting in diminished demand for end-user products, high inventory levels and periods of inventory adjustment, and elimination of expedite fees. Historically, such down-cycles have also been characterized by under-utilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices, which can lead to reduced profitability and a decline in our stock price. The Creating Helpful Incentives to Produce Semiconductors for America Act could also result in an increase in supply leading to excess inventory and a decrease in average selling prices. We expect our business to continue to be subject to cyclical downturns or market corrections even when overall economic conditions are relatively stable. If we cannot offset industry or market downturns, our net revenue may decline and our financial condition and results of operations may suffer.
Failure to realize the benefits expected from the acquisition of VMware could adversely affect our business and the value of our common stock.
As part of our integration of the VMware business, we have focused on VMware’s core business of creating private cloud environments on-premises among large enterprises globally and divesting non-core assets. If VMware customers do not accept our business strategy, including our transition from a perpetual to a subscription licensing model and our simplified product portfolio, the investments we have made or may make to implement our strategy may be of no or limited value, we may lose significant customers, our financial results may be adversely affected and our stock price may suffer.
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
Our growth strategy includes acquiring or investing in businesses that offer complementary products, services and technologies, or enhancing our market coverage, business strategy or technological capabilities. Any acquisitions we may undertake, including the acquisition of VMware, and their integration involve risks and uncertainties, which could impede the execution of our business strategy, such as:
•U.S. and non-U.S. regulatory approval may take longer than anticipated, not be forthcoming or contain burdensome conditions, including due to U.S.-international relationships and other geopolitical events;
•market volatility impacting our ability or the cost to fund acquisitions or investments;
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
•the potential for deficiencies in internal controls of the acquired business, as well as implementing our own management information systems, operating systems and internal controls for the acquired business;
•our due diligence process may fail to identify significant issues with the acquired business’s products, financial disclosures, accounting practices, legal, tax and other contingencies, compliance with local laws and regulations (and interpretations thereof) in the U.S. and multiple international jurisdictions;
•difficulties integrating the acquired business or company and managing and retaining acquired employees, vendors and customers; and

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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 47% of our net revenue in the three fiscal quarters ended August 3, 2025 and are subject to a number of risks, including:
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
Our business depends on a wide variety of complex IT systems and services, including cloud-based and other critical corporate services relating to, among other things, product research and development, financial reporting, product orders and fulfillment, HR, benefit plan administration, IT network management, and electronic communication and collaboration services. These systems and services are both internally managed and outsourced, and in many cases we rely upon third-party data centers. Any failure of these internal or third-party systems and services to operate effectively could disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations. Our operations are dependent upon our ability to protect our IT infrastructure against damage from business continuity events that could have a significant disruptive effect. Although these systems are designed to protect and secure our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information, we are, out of necessity, dependent on our vendors and third-party data centers to adequately address cybersecurity threats to their own systems and infrastructure. In addition, software products we use and technologies produced by us have occasionally had in the past and may have in the future, vulnerabilities that, if left unmitigated, could reduce the overall level of security of the systems on which the software is installed.
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
Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), one of our CMs, manufactured approximately 95% of the wafers manufactured by our CMs during the three fiscal quarters ended August 3, 2025. We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has, and may in the future, raise their prices to us.
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
Failure to adjust our manufacturing and supply chain to meet customer demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, evolving our business strategy or adopting new business models such as the sale or leasing of AI racks based on our XPUs, production schedules, levels of reliance on contract manufacturing and outsourcing, internal fabrication utilization and other resource requirements, based on customer requirements or estimates thereof, which may not be accurate and could result in reallocation of resources. Many factors could impact our estimates of customers’ demands, including changes in product development cycles, competing technologies and product releases, new or unexpected end-user products, such as demand for AI-related products, and changes in business and economic conditions. If we are unable to timely respond to changes in customer demand or execute on new business strategies or models, this could damage our customer relationships, harm our reputation, prevent us from taking advantage of opportunities and adversely impact our business, financial condition and results of operations.
We purchase a significant amount of the materials, including components, used in our products from a limited number of suppliers.
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During the three fiscal quarters ended August 3, 2025, we purchased approximately three-quarters of our manufacturing materials from five materials suppliers, some of which are single source suppliers. The lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials suppliers and substantially all of our purchases are on a purchase order basis. Suppliers may extend lead times, limit supplies, place products on allocation or increase prices, any of which could disrupt supply or increase demand in the industry. Additionally, the supply of these materials may be negatively impacted by increased trade tensions between the U.S. and its trading partners, particularly China, and the uncertainty due to evolving trade restrictions. Any such supply constraints could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
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
A prolonged disruption at or shut-down of one or more of our manufacturing or other facilities or those of our CMs or suppliers, due to natural- or man-made disasters or other events outside of our control, such as climate change, water shortages, political unrest, military conflicts, geopolitical turmoil, trade tensions, government orders, labor shortages, medical epidemics, economic instability, equipment failure or for any other reason, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found, and could destroy our hardware products, inventory or equipment. To date, such events have not had a material adverse effect on our business. However, such an event could disrupt our operations, forgo revenue opportunities, potentially lose market share, result in us being unable to timely satisfy customer demand, expose us to claims by our customers, result in significant expense to repair or replace our affected facilities, products or equipment, and, in some instances, could significantly curtail our research and development efforts in a particular product area or target market, any of which could materially and adversely affect our business. This disruption could also prevent our customers from resuming their own manufacturing following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. We may not have any or sufficient insurance coverage to recoup the losses and such events could also result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
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
•the shift to cloud-based IT solutions and services, such as hyperscale computing, which may adversely affect the timing and volume of sales of our semiconductor products for use in enterprise data centers;
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
•fluctuations in expenditures to execute our current or expanded business strategies or models;
•the timing and extent of delivery of and payment for our semiconductor products, including AI racks based on our XPUs;
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
The industries in which we operate are highly competitive and characterized by rapid technological changes, evolving industry standards, changes in customer requirements, often aggressive pricing practices and, in some cases, new delivery methods. We expect competition in these industries to continue to increase as existing competitors improve or expand their product offerings or as new competitors, including our customers, enter our markets. To remain competitive, we seek to evolve our business strategy or adopt new business models from time to time, such as the sale or leasing of AI racks based on our XPUs, that require significant financial resources, which could have a material adverse effect on our results of operations.
Some of our competitors have longer operating histories, greater name recognition or presence in key markets, a larger installed customer base, larger technical staff, a more comprehensive IP portfolio or better patent protection, more established relationships with vendors or suppliers, or greater manufacturing, distribution, financial, research and development, technical and marketing resources than us. We face competition from companies that receive financial and other support from their home country government, customers who develop competing products, public cloud providers, numerous smaller companies that specialize in specific aspects of the highly fragmented software industry, open source authors who provide software and IP for free, and competitors who offer their products through try-and-buy or freemium models. In addition, the trend toward consolidation is also changing the competitive landscape. We expect this trend to continue, which may result in combined competitors having greater resources than we do.
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
Our gross margin is highly dependent on product mix, which is susceptible to seasonal and other fluctuations in our markets. A shift in sales mix away from our higher margin products, including an increase in the sale or leasing of AI racks based on our XPUs, as well as the timing and amount of our software licensing and non-product revenue, could adversely affect our future gross margin percentages. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand, shifts in capital expenditure priorities, unfavorable changes in economic conditions, industry oversupply or reductions in our technological lead compared to our competitors, and other factors have in the past and may in the future lead to further price erosion, lower revenue and lower margin. Conversely, periods of robust demand that create a supply imbalance can lead to higher gross margins that may not be sustainable over the longer term.
We utilize a significant amount of IP in our business. Failure to protect the IP utilized in our business could adversely affect our business.
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
Our global income is subject to tax in the U.S. In addition, many countries are implementing anti-base-erosion legislation and guidance aimed at standardizing and modernizing global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. Many countries have implemented or are in the process of implementing a global minimum tax, which may materially increase our effective tax rate and cash tax costs. For example, Singapore recently adopted the global minimum tax, which will be effective for our fiscal year 2026. Substantial changes in domestic or international corporate tax policies, regulations or guidance, including the recently enacted One Big Beautiful Bill Act, as well as enforcement activities or legislative investigations and inquiries may materially adversely affect our business and impact our provision for income taxes, net income, cash flow and our results of operations generally.
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
Our operations benefit from the various tax incentives extended to us in various jurisdictions to encourage investment or employment. Each tax incentive and tax holiday is subject to our compliance with various conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the conditions related to our tax incentive or tax holiday, we could be required to refund previously realized material tax benefits. If such tax incentive or tax holiday is modified or terminated prior to its expiration absent a new incentive applying, we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows. In addition, we may be required, or elect, to modify our operational structure and tax strategy in order to keep an incentive, which could result in a decrease in the benefits of the incentive. Adoption of global minimum tax provisions in a country in which we have an existing tax incentive could have a material adverse impact on the tax benefits of the incentive. Our tax incentives and tax holiday, before taking into consideration U.S. foreign tax credits, decreased the provision for income taxes by approximately $2,261 million in the aggregate and increased diluted net income per share by $0.47 for fiscal year 2024.
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
From time to time, we require significant capital expenditures to support our growth and respond to business challenges. As of August 3, 2025, the aggregate indebtedness was $66,257 million. Our substantial indebtedness and the instruments governing our indebtedness could have important consequences including:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of May 26, 2022, by and among Broadcom Inc., VMware, Inc., Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC.	8-K	001-38449	2.1	05-26-2022
3.1	Amended and Restated Certificate of Incorporation (including all amendments thereto).	10-Q	001-38449	3.1	09-11-2024
3.2	Amended and Restated Bylaws.	8-K12B	001-38449	3.2	04-04-2018
4.1	Form of Common Stock Certificate.	10-Q	001-38449	4.1	06-14-2018
4.2	Description of Common Stock.	10-K	001-38449	4.2	12-20-2024
4.3	Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-37690	4.1	01-20-2017
4.4	First Supplemental Indenture to the January 2017 Indenture, dated as of April 9, 2018.	8-K	001-38449	4.1	04-09-2018
4.5	Second Supplemental Indenture to the January 2017 Indenture, dated as of January 25, 2019.	8-K	001-38449	4.1	01-25-2019
4.6	Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.3).	8-K	001-37690	4.1	01-20-2017
4.7	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-37690	4.1	10-17-2017
4.8	Supplemental Indenture to the October 2017 Indenture, dated as of April 9, 2018.	8-K	001-38449	4.2	04-09-2018
4.9	Second Supplemental Indenture to the October 2017 Indenture, dated as of January 25, 2019.	8-K	001-38449	4.2	01-25-2019
4.10	Form of 3.125% Senior Notes due 2025 (included in Exhibit 4.7).	8-K	001-37690	4.1	10-17-2017
4.11	Form of 3.500% Senior Notes due 2028 (included in Exhibit 4.7).	8-K	001-37690	4.1	10-17-2017
4.12	Indenture, dated as of April 5, 2019, by and among the Company as Issuer, Broadcom Technologies Inc., Broadcom Corporation and Broadcom Cayman Finance Limited, and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-05-2019
4.13	Form of 4.750% Senior Notes due 2029 (included in Exhibit 4.12).	8-K	001-38449	4.1	04-05-2019
4.14	Indenture, dated as of April 9, 2020, by and among the Company, as Issuer, Broadcom Technologies Inc. and Broadcom Corporation (the “2020 Guarantors”), and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-09-2020
4.15	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.14).	8-K	001-38449	4.1	04-09-2020
4.16	Indenture, dated as of May 8, 2020, by and among the Company as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	05-08-2020
4.17	Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.16).	8-K	001-38449	4.1	05-08-2020
4.18	Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.16).	8-K	001-38449	4.1	05-08-2020
4.19	Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.16).	8-K	001-38449	4.1	05-08-2020
4.20	Indenture, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	05-21-2020
4.21	Form of 3.459% Senior Notes due 2026 (included in Exhibit 4.20).	8-K	001-38449	4.1	05-21-2020
4.22	Form of 4.110% Senior Notes due 2028 (included in Exhibit 4.20).	8-K	001-38449	4.1	05-21-2020
4.23	Indenture, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as Trustee.	8-K	001-38449	4.1	01-19-2021
4.24	Form of 1.950% Senior Notes due 2028 (included in Exhibit 4.23).	8-K	001-38449	4.1	01-19-2021
4.25	Form of 2.450% Senior Notes due 2031 (included in Exhibit 4.23).	8-K	001-38449	4.1	01-19-2021
4.26	Form of 2.600% Senior Notes due 2033 (included in Exhibit 4.23).	8-K	001-38449	4.1	01-19-2021
4.27	Form of 3.500% Senior Notes due 2041 (included in Exhibit 4.23).	8-K	001-38449	4.1	01-19-2021
4.28	Form of 3.750% Senior Notes due 2051 (included in Exhibit 4.23).	8-K	001-38449	4.1	01-19-2021
4.29	Registration Rights Agreement, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., and Truist Securities, Inc., as representatives of the several initial purchasers of the January 2021 Senior Notes.	8-K	001-38449	4.7	01-19-2021
4.30	Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	8-K	001-38449	4.1	03-31-2021
4.31	Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.30).	8-K	001-38449	4.1	03-31-2021
4.32	Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.30).	8-K	001-38449	4.1	03-31-2021
4.33	Registration Rights Agreement, dated as of March 31, 2021, by and among the Company and BofA Securities, Inc. and HSBC Securities (USA) Inc., as dealer-managers in connection with the March 2021 Exchange Offer.	8-K	001-38449	4.4	03-31-2021
4.34	Indenture, dated as of September 30, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	8-K	001-38449	4.1	09-30-2021
4.35	Form of 3.137% Senior Notes due 2035 (included in Exhibit 4.34).	8-K	001-38449	4.1	09-30-2021
4.36	Form of 3.187% Senior Notes due 2036 (included in Exhibit 4.34).	8-K	001-38449	4.1	09-30-2021
4.37	Registration Rights Agreement, dated as of September 30, 2021, by and among the Company and BNP Paribas Securities Corp., J.P. Morgan Securities LLC and TD Securities (USA) LLC, as dealer-mangers in connection with the September 2021 exchange offer.	8-K	001-38449	4.4	09-30-2021
4.38	Indenture, dated April 14, 2022, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-15-2022
4.39	Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.38).	8-K	001-38449	4.1	04-15-2022
4.40	Form of 4.15% Senior Notes due 2032 (included in Exhibit 4.38).	8-K	001-38449	4.1	04-15-2022
4.41	Registration Rights Agreement, dated as of April 14, 2022, between the Company and BofA Securities, Inc., HSBC Securities (USA) Inc., and RBC Capital Markets, LLC, as representatives of the several initial purchasers of the April 2022 Senior Notes.	8-K	001-38449	4.4	04-15-2022
4.42	Indenture, dated April 18, 2022, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-18-2022
4.43	Form of 4.926% Senior Notes due 2037 (included in Exhibit 4.42).	8-K	001-38449	4.1	04-18-2022
4.44	Registration Rights Agreement, dated April 18, 2022, between the Company and Barclays Capital Inc., BBVA Securities Inc., BNP Paribas Securities Corp. and J.P. Morgan Securities LLC, as dealer-managers in connection with the April 2022 Exchange Offer.	8-K	001-38449	4.3	04-18-2022
4.45	Indenture, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	07-12-2024
4.46	Supplemental Indenture No. 1, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	07-12-2024
4.47	Form of 5.050% Senior Notes due 2027 (included in Exhibit 4.46).	8-K	001-38449	4.2	07-12-2024
4.48	Form of 5.050% Senior Notes due 2029 (included in Exhibit 4.46).	8-K	001-38449	4.2	07-12-2024
4.49	Form of 5.150% Senior Notes due 2031 (included in Exhibit 4.46).	8-K	001-38449	4.2	07-12-2024
4.50	Supplemental Indenture No. 2, dated October 2, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	10-02-2024
4.51	Form of 4.150% Senior Notes due 2028 (included in Exhibit 4.50).	8-K	001-38449	4.2	10-02-2024
4.52	Form of 4.350% Senior Notes due 2030 (included in Exhibit 4.50).	8-K	001-38449	4.2	10-02-2024
4.53	Form of 4.550% Senior Notes due 2032 (included in Exhibit 4.50).	8-K	001-38449	4.2	10-02-2024
4.54	Form of 4.800% Senior Notes due 2034 (included in Exhibit 4.50).	8-K	001-38449	4.2	10-02-2024
4.55	Supplemental Indenture No. 3, dated January 10, 2025, between Broadcom Inc. and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	01-10-2025
4.56	Form of 4.800% Senior Notes due 2028 (included in Exhibit 4.55).	8-K	001-38449	4.2	01-10-2025
4.57	Form of 5.050% Senior Notes due 2030 (included in Exhibit 4.55).	8-K	001-38449	4.2	01-10-2025
4.58	Form of 5.200% Senior Notes due 2032 (included in Exhibit 4.55).	8-K	001-38449	4.2	01-10-2025
4.59	Supplemental Indenture No. 4, dated July 11, 2025, between Broadcom Inc. and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	07-11-2025
4.60	Form of 4.600% Note due 2030 (included in Exhibit 4.59).	8-K	001-38449	4.2	07-11-2025
4.61	Form of 4.900% Note due 2032 (included in Exhibit 4.59).	8-K	001-38449	4.2	07-11-2025
4.62	Form of 5.200% Note due 2035 (included in Exhibit 4.59).	8-K	001-38449	4.2	07-11-2025
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Schema Document					X
101.CAL	Inline XBRL Calculation Linkbase Document					X
101.DEF	Inline XBRL Definition Linkbase Document					X
101.LAB	Inline XBRL Labels Linkbase Document					X
101.PRE	Inline XBRL Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Kirsten M. Spears
Kirsten M. Spears
Chief Financial Officer
Date: September 10, 2025