Form 10-K
period 2025-11-02
Broadcom Inc.
filed 2025-12-18
CIK 1730168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates as of May 2, 2025, based upon the closing sale price of such shares on The Nasdaq Global Select Market on such date was approximately $939.2 billion.
As of November 28, 2025, there were 4,741,273,799 shares of our common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BROADCOM INC.
2025 ANNUAL REPORT ON FORM 10-K

PART I
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 1: “Business,” Item 1A: “Risk Factors,” Item 3: “Legal Proceedings” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. These statements are indicated by words or phrases such as “anticipate,” “expect,” “estimate,” “seek,” “plan,” “believe,” “could,” “intend,” “will,” and similar words or phrases. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These forward-looking statements may include our projected financial results or expectations regarding acquisitions, developments in technology and products. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Material factors that could cause actual results to differ materially from our expectations include, but are not limited to, those disclosed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). We undertake no intent or obligation to publicly update or revise any forward-looking statements for any reason, except as required by law.
Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our,” and “us” mean Broadcom Inc. and its consolidated subsidiaries. We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. The fiscal year ended November 2, 2025 was a 52-week year. We refer to our fiscal years by the calendar year in which they end.

ITEM 1.BUSINESS
Overview
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and semiconductor-based solutions and infrastructure software solutions. Our more than 60-year history of innovation dates back to our diverse origins from AT&T/Bell Labs, Lucent and Hewlett-Packard Company, and has evolved through acquisitions, including LSI Corporation, Broadcom Corporation, Brocade Communications Systems, Inc., CA, Inc., Symantec Enterprise Security, and VMware, Inc. (“VMware”). Over the years, we have assembled a large team of semiconductor and software design engineers around the world. We maintain design, product and software development engineering expertise and resources at locations primarily in the U.S., Asia, and Europe. We combine global scale, engineering depth, broad product portfolio, superior execution and operational focus to deliver category-leading semiconductor and infrastructure software solutions.
Business Strategy
Our strategy is focused on sustained technology leadership and developing category-leading solutions to deliver a comprehensive suite of innovative infrastructure technology products to the world’s leading business and government customers. We seek to achieve this through extensive internal research and development, as well as strategic acquisitions of businesses and technologies, to ensure our products retain their technology market leadership. This strategy results in a robust business model designed to drive diversified and sustainable operating and financial results.
Products and Markets
Semiconductor Solutions
Our semiconductor and semiconductor-based solutions include a broad portfolio of complex digital and mixed signal devices based on silicon wafers with complementary metal oxide semiconductor (“CMOS”) transistors, III-V based devices, network interface cards (“NICs”) and other modules, switches, subsystems and, in some cases, racks. Our solutions are used in a wide array of environments, end products and applications, such as enterprise and artificial intelligence (“AI”) data centers, servers and networking and connectivity equipment, as well as storage systems, home connectivity devices, set-top boxes (“STB”), broadband access, telecommunication equipment, wireless devices and base stations, factory automation, power generation and alternative energy systems, and electronic displays. We differentiate ourselves through our high-performance design and integration capabilities, and focus on developing semiconductor products for markets that require our high quality, leading technology and integrated performance semiconductor and semiconductor-based solutions.
Our semiconductor and semiconductor-based solutions also enable our customers to build and deploy AI data center infrastructure for their training and inference workloads and manage the movement of data across their AI network infrastructure based on open, flexible, standards-based Ethernet. In addition, our solutions enable accelerated compute and networking connectivity at scale, within and across AI server racks and across AI data center sites. Customers of these solutions are hyperscalers and companies with AI frontier models, as well as original equipment manufacturers (“OEMs”) and system integrators that develop servers, switches and racks deployed in large-scale AI data centers to run training and inference workloads. Our AI semiconductor solutions include custom accelerators or XPUs, Ethernet switching and routing silicon, Ethernet NICs, physical layer devices (“PHYs”) and optical components, as well as racks and systems based on our XPUs.
We offer our semiconductor and semiconductor-based solutions in five major end markets: Networking Connectivity, Wireless Device Connectivity, Servers and Storage Systems, Broadband and Industrial. Below is a description of our key solutions by end market and application.
Networking Connectivity. Our solutions manage the movement of data in data center, service provider and enterprise networking applications. We develop semiconductor products that enable accelerated compute and networking connectivity deployed in enterprise and AI data centers and service providers for their workloads. Our products offer an open, flexible, standards-based Ethernet NIC and switching solution to resolve connectivity bottlenecks in data centers, particularly in AI data centers where compute bandwidth and cluster sizes grow rapidly. The following products can be used for both AI and non-AI workloads and applications.
•Custom Silicon Solutions: We provide advanced technology and intellectual property (“IP”) platforms for customers to design and develop application specific integrated circuits (“ASICs”) for AI and high-performance computing, networking and storage applications. Our custom silicon solutions provide the platform to integrate embedded logic, high-bandwidth memory, serializer/deserializer technology, IP cores and processor cores using advanced packaging technologies. ASICs are custom products built to our individual customers’ specifications, such as our custom accelerators or XPUs, for hyperscalers, companies with AI frontier models and system integrators, and in some cases used in racks or systems.

•Ethernet Switching & Routing: Ethernet is a ubiquitous interconnection technology that enables high-performance and cost-effective networking infrastructure. We offer a broad set of Ethernet switching and routing products that are optimized for enterprise and AI data center, service provider and enterprise networks. For our hyperscaler and other customers with AI frontier models, our high capacity, low-latency, switching silicon supports advanced protocols around virtualization and multi-pathing for data centers. Our Ethernet switching fabric technologies provide the ability to build highly scalable flat networks supporting tens of thousands of servers. Our service provider switch portfolio enables carrier networks to support prioritized delivery of data traffic in the wireless backhaul, access, aggregation and core of their networks. For enterprise networks, we offer product families with secure, encrypted switching capabilities and support lower power modes that comply with industry standards around energy efficient Ethernet.
•Ethernet NIC Controllers: Our Ethernet NIC controllers are designed for high-performance virtualization, intelligent flow processing, secure data center connectivity and machine learning.
•Physical Layer Devices: These devices are transceivers that enable the reception and transmission of Ethernet data packets over a physical medium such as copper wire or optical fibers. Our high-performance Ethernet transceivers are built upon a proprietary digital signal processing (DSP) communication architecture optimized for high-speed network connections and support the latest standards and advanced features, such as energy efficient Ethernet, data encryption and time synchronization. We also offer a range of automotive Ethernet products, including PHYs, switches and camera microcontrollers for in-vehicle connectivity and smart vision.
•Fiber Optic Components: We supply a wide array of optical components for the Ethernet networking, storage, and access, metro- and long-haul telecommunication markets. Our optical components enable the high-speed reception and transmission of data through optical fibers.
Wireless Device Connectivity Solutions. We provide leading edge connectivity solutions for the wireless device market. Our products include radio frequency (“RF”) front-end modules and filters, Wi-Fi/Bluetooth combination chips, custom touch controllers and inductive charging devices.
•RF Semiconductor Devices: Our devices selectively filter, as well as amplify and route, RF signals. Filters enable modern wireless communication systems to support a large number of subscribers simultaneously by ensuring that the multiple transmissions and receptions of voice and data streams do not interfere with each other. Our RF devices include multi-chip front-end modules that integrate transmit/receive switching and filtering functions for multiple frequency bands, filter modules and discrete filters, all using our proprietary commercial film bulk acoustic resonator (“FBAR”) filter technology. Our expertise in FBAR technology, amplifier design, and module integration enables us to offer industry-leading performance in cellular RF transceiver applications.
•Connectivity Solutions: Our solutions are designed for use in wireless devices including smartphones, tablets and wearable products. We offer a family of high performance, low power Wi-Fi chipsets, as well as Bluetooth silicon and software products. These solutions include combination chips that offer integrated Wi-Fi and Bluetooth functionality, which provides significant performance advantages over discrete solutions.
•Custom Touch Controllers: Our touch controllers process signals from touch screens in wireless devices.
•Inductive Charging ASICs: These products offer high efficiency and are highly integrated solutions for wireless and wearable devices.
Servers and Storage System Solutions. Our solutions enable secure movement of digital data to and from host machines, such as servers, personal computers and storage systems, to the underlying storage devices, such as hard disk drives (“HDD”) and solid-state drives (“SSD”).
•PCIe Switches: Our interconnect semiconductors support the peripheral component interconnect express (“PCIe”) communication standards in both AI and non-AI applications. PCIe is the primary interconnection mechanism inside modern computing systems.
•SAS & RAID Products: Our serial attached small computer system interface (“SAS”) and redundant array of independent disks (“RAID”) controller and adapter products enable secure and high-speed data transmission between a host computer, such as a server, and storage peripheral devices, such as HDD and SSD. RAID technology is a critical part of our server storage connectivity solutions as it provides protection against the loss of critical data resulting from HDD failures.
•Fibre Channel Products: We provide fibre channel host bus adapters that connect host computers such as servers to fibre channel storage area networking (“FC SAN”) products.
•HDD & SSD Solutions: We provide read channel-based system-on-chip (“SoC”) and preamplifiers that are the critical chips required to read, write and protect data. An HDD SoC is an integrated circuit (“IC”) that combines the functionality of a read channel, serial interface, memory and a hard disk controller in a small, high-performance, low-power and cost-effective package. Read channels convert analog signals that are generated by reading the stored data on the physical media into digital signals.
Our preamplifiers, which are complex, high-speed, mixed signal devices that enable writing and reading data to and from the HDD heads, interface with the SoC to provide the electronics data path in a HDD.
We also provide custom flash controllers that manage the underlying flash memory in SSDs, performing critical functions such as reading and writing data to and from the flash memory and performing error correction, wear leveling and bad block management.
Broadband Solutions. We provide solutions for enabling STBs and broadband access applications.
•Set-Top Box: We offer complete SoC platform solutions for cable, satellite, Internet Protocol television, over-the-top and terrestrial STBs. Our solutions enable global service providers to introduce new and enhanced technologies and services in STBs, including transcoding, digital video recording functionality, high definition video processing, increased networking capabilities, and added tuners to enable fast channel change and multiple simultaneous recordings.
•Broadband Access: We offer complete SoC platform solutions for digital subscriber line, cable, passive optical networking (“PON”) and wireless local area network for both consumer premise equipment (“CPE”) and central office deployments. Our CPE devices are used in broadband modems, residential gateways and Wi-Fi access points and routers. Our solutions enable global service providers to continue deploying next generation broadband access technologies across multiple standards, including G.fast, Data Over Cable Service Interface Specifications, PON and Wi-Fi to provide more bandwidth and faster speeds to consumers.
Industrial. We provide a broad variety of factory automation, renewable energy and automotive electronic solutions, including optocouplers, industrial fiber optics, industrial and medical sensors, motion encoders, light emitting diode devices, and Ethernet ICs. Our industrial products are used in a diverse set of applications, spanning industrial automation, power generation and distribution systems, medical systems and equipment, defense and aerospace, and vehicle subsystems including those used in electric vehicle powertrain, infotainment and advanced driver assistance systems.
Infrastructure Software
Our infrastructure software solutions help enterprises simplify their information technology (“IT”) environments. Many of the largest companies in the world, including most of the Fortune 500, and many government agencies rely on our infrastructure and security software solutions to modernize, optimize, and secure the most complex private cloud, hybrid cloud and edge environments. This enables scalability, agility, automation, insights, resiliency and security, making it easy for customers to run their mission-critical workloads. We also offer mission-critical FC SAN products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products.
We offer five major infrastructure software portfolios: Private Cloud, Mainframe Software, Cybersecurity, Enterprise Software and FC SAN Management. Below is a description of our key portfolio offerings.
Private Cloud Software Portfolio. Our portfolio delivers public cloud scale and agility with private cloud security, resilience and performance, and lower total cost of ownership as compared to native public cloud, providing customers with infrastructure, application and security modernization, private AI as a service and enhanced cyber resilient data.
•VMware Cloud Foundation (“VCF”): VCF delivers integrated, enterprise-class compute, networking, storage, management and security across any supported environment. VCF includes native Kubernetes to support both virtual machines and containerized workloads on a single platform, enables advanced AI and machine learning workloads at enterprise scale and offers integrated data services capabilities. Our solutions enhance our customers’ ability to continuously optimize performance and costs, protect the business from threats and enable the business to focus on outcomes instead of operations through advanced observability and insights. Our customers may select additional advanced services, such as VMware vDefend, VMware Avi Load Balancer, VMware Tanzu Platform, VMware Private AI and VMware Live Recovery, as well as business process workload automation and network observability solutions.
•VMware Cloud Foundation Edge: This solution is designed to deliver frictionless management of edge apps and infrastructure across many sites with limited resources.
•VMware vSphere Foundation: This software-defined solution provides compute, storage, networking and intelligent operations to help customers run modern applications on their existing infrastructure without added complexity.
•Telco Cloud Platform: This solution, built on VCF, supports network operations for telecom operators and communications service providers to modernize their infrastructure and allows them to create monetizable 5G and cloud services among others. This modernization is critical to enabling operational agility, onboarding and delivering services faster across domains while simplifying operations with automation.

•VMware Private AI: This capability, when added to VCF, enables the use of generative AI technologies while addressing data privacy and compliance needs of our customers.
•VMware Live Recovery: Our disaster and ransomware recovery advanced service helps VCF customers to combat the evolving threat landscape through solutions and technologies that enable organizational resilience through rapid recovery of applications, data and critical business services.
•Application Networking and Security Portfolio: Our portfolio delivers zero-trust lateral security and modern load balancing solutions enabling global digital organizations to combat malware and ransomware as well as ensure resilient application delivery. These software-defined solutions provide distributed and scale-out architectures, deep application-level visibility, plug-and-play operations and self-service consumption. Customers can deploy our solutions at speed and operate them at scale across all their private cloud applications. Both VMware vDefend and VMware Avi Load Balancer solutions are available as advanced services for VCF.
•Application Development and Data Services Portfolio: Our Tanzu solutions provide an AI application development platform with built-in best practices, configurations and optimizations that allow developers to focus on building and deploying applications. Our solutions further enable application and AI teams to gain access to low-latency, real-time data whether on-premises or in the cloud to build AI applications that drive business value. VMware Tanzu Platform is also available as an advanced service for VCF.
Mainframe Software Portfolio. Our portfolio includes AIOps & Automation, Database & Data Management, DevX & DevOps, Cybersecurity & Compliance and Foundational & Open Mainframe solutions that enable customers to innovate with their mainframe as part of their hybrid environment, and amplify the value of their mainframe investments through open tools and technologies.
•AIOps & Automation: These solutions combine an integrated platform for unifying tools, workflows and data across diverse sources to deliver end-to-end visibility into enterprise applications, enabling enhanced issue detection and streamlined remediation. Machine learning capabilities reduce complexity and deliver meaningful and actionable insights to augment and automate day-to-day operations.
•Databases & Data Management: These high-performance tools store, organize and manage mainframe data enabling optimal performance, efficient administration, and reliability of critical systems. Customers can also manage their mainframe data storage using solutions that securely store data on any device, including the cloud. These software-only solutions are designed to save on costs and maintain confidence in data security.
•DevX & DevOps: These solutions enable customers to accelerate software delivery while increasing code quality using our agile processes and tools. Our open-first strategy helps customers modernize their mainframe environment using open source and open application programming technologies across people, process, tooling and applications, resulting in greater synergy and alignment with their corporate IT environment.
•Cybersecurity & Compliance Management: Our security solutions are designed to align the customer’s mainframe platform with its enterprise security control mandates by managing mainframe access and using enhanced security practices such as multi-factor authentication and privileged user management, and supporting external security managers. Our solutions further protect crucial mainframe data to enable compliance, identify risk, proactively respond to potential threats and reduce those risks to lighten the load on security management with automated identification and authorization cleanup.
•Beyond Code Programs: These programs help our customers get the most out of their mainframe investments through educating and upskilling their workforce, providing expert guidance and support for change events, and uncovering opportunities to improve efficiency and save costs.
•Foundational & Open Mainframe Solutions: Our foundational mainframe solutions deliver mission-critical core capabilities including security, automation, operations and resilience that enterprises rely on to ensure mainframes run at peak performance. Our open mainframe solutions extend these strengths by providing modern, API-driven, cloud-integrated tools that open the mainframe to hybrid IT environments and contemporary developer practices.
Cybersecurity Portfolio. Our solutions utilize threat intelligence from a global network of security engineers, threat analyst and researchers, as well as advanced AI and machine learning engines, enabling customers to protect data, connect authorized users with trusted applications, protect data on any app, device or network across on-premises and cloud infrastructures, and detect and respond to advanced targeted attacks.
•Endpoint Security: Our Symantec and Carbon Black endpoint security solutions are designed to prevent, detect and respond to emerging threats across all devices and operating systems including laptops, desktops, wireless devices, servers and cloud workloads through an AI-driven security console and single agent solutions.

•Network Security: Our array of network security solutions, as well as advanced threat protection technologies, are designed to stop inbound and outbound threats targeting end users, information and key infrastructure.
•Information Security: Our integrated information security solutions, based on an efficient, single-policy framework that can be applied across the entire environment, are designed to aid customers in identifying risky users and applications, and protecting their most sensitive data everywhere across endpoints, on-premises networks, cloud services and private applications.
•Application Security: Our solutions are designed to secure critical systems, prevent unwanted changes and provide continuous compliance with regulatory mandates. Our Carbon Black solutions employ a positive security model that secures often overlooked use cases such as end-of-life operating systems, critical systems, fixed function devices and air-gapped systems.
•Identity & Access Management: Our solution mitigates the risk of cyber criminals gaining unauthorized access to sensitive resources and data through exploitation of user access and privileges by positively identifying legitimate users, enforcing granular access control policies, and streamlining access governance.
Enterprise Software Portfolio. Our solutions enable global enterprises to optimize the planning, development and delivery of software, powering their business-critical digital services by aligning business, development, and operational teams. Our portfolio, organized in the domains of AIOps, Automation and Network Observability, DevOps, and Value Stream Management, delivers end-to-end visibility across all stages of the digital lifecycle.
FC SAN Management. Our mission-critical FC SAN products are designed to help customers reduce the cost and complexity of managing business information within a shared data storage environment, enabling high levels of availability of mission-critical applications in the form of modules, switches and subsystems incorporating multiple semiconductor products. We deliver reliable and simplified management of these FC SAN products through our software-based management tools designed to maximize uptime, dramatically simplify storage area networking deployment and management, and provide high levels of visibility and insight into the storage network.
Research and Development
We are committed to continuous investment in product development and enhancement, with a focus on rapidly introducing new, proprietary products and releases. Many of our products have grown out of our own research and development efforts, and have given us competitive advantages in certain target markets due to performance differentiation. However, we opportunistically seek to enhance our capabilities through the acquisition of engineers with complementary research and development skills and complementary technologies and businesses. We focus our research and development efforts on the development of mission-critical, innovative, retentive and higher value product platforms and those that improve the quality and stability in our broadly-deployed products. We leverage our design capabilities in markets where we believe our innovation and reputation will allow us to earn attractive margins by developing high value-add products.
We plan to continue investing in product development, both organically and through acquisitions, to drive growth in our business. We also invest in process development and improvements to product features and functions, as well as fabrication capabilities to optimize processes for devices that are manufactured internally. Our field application engineers, design engineers, and product and software development engineers are located around the world, and in many cases, near our top customers. This enhances our customer reach and our visibility into new product opportunities and, in the case of our semiconductor customers, enables us to support our customers in each stage of their product development cycle, from the early stages of production design to volume manufacturing and future growth. By collaborating with our customers, we have opportunities to develop high value-added, customized products and solutions for them that leverage our existing technologies. We anticipate that we will continue to make significant research and development investments in order to maintain our competitive position, and to ensure a continuous flow of innovative and retentive products and solutions.
Customers, Sales and Distribution
We sell our products and solutions through our direct sales force and a select network of distributors and channel partners globally. Distributors and OEMs, or their contract manufacturers (“CMs”), typically account for the substantial majority of our semiconductor sales. A relatively small number of customers account for a significant portion of our net revenue. Sales to distributors accounted for 48% of our net revenue for each of the fiscal years 2025 and 2024. We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 40% of our net revenue for each of the fiscal years 2025 and 2024. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
Many of our semiconductor customers design products in North America or Europe that are then manufactured in Asia. To serve customers around the world, we have strategically developed relationships with large global electronic component distributors, complemented by a number of regional distributors with customer relationships based on their respective product ranges. We also sell our products to a wide variety of OEMs or their CMs. We have established strong relationships with leading OEM customers across multiple target markets. Our direct sales force focuses on supporting our large OEM customers, and has specialized product and service knowledge that enables us to sell specific offerings at key levels throughout a customer’s organization. Certain customers require us to contract with them directly and with specified intermediaries, such as CMs. Many of our major customer relationships have been in place for many years and are often the result of years of collaborative product development. This has enabled us to build our extensive IP portfolio and develop critical expertise regarding our customers’ requirements, including substantial system-level knowledge. This collaboration has provided us with key insights into our customers' businesses and has enabled us to be more efficient and productive and to better serve our target markets and customers. Many of our customers and their CMs often require time-critical delivery of our products to multiple locations around the world. With sales offices located in various countries, our primary warehouse in Malaysia, and dedicated regional customer support call centers, where we address customer issues and handle logistics and other order fulfillment requirements, we believe we are well-positioned to support our customers throughout the design, technology transfer and manufacturing stages across all geographies.
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
Manufacturing
We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we outsource a majority of our manufacturing operations, utilizing third-party foundry and assembly and test capabilities, as well as some of our corporate infrastructure functions. The majority of our front-end wafer manufacturing operations is outsourced to external foundries, including Taiwan Semiconductor Manufacturing Company Limited (“TSMC”). We use third-party CMs for a significant majority of our assembly and test operations, including TSMC, Advanced Semiconductor Engineering, Inc., Foxconn Technology Group, Amkor Technology, Inc. and Siliconware Precision Industries Co., Ltd. We use our internal fabrication facilities for products utilizing our innovative and proprietary processes, such as our FBAR filters for wireless communications and our vertical-cavity surface emitting laser and side emitting lasers based on gallium arsenide (“GaAs”) and indium phosphide (“InP”) lasers for fiber optic communications, while outsourcing commodity processes such as standard CMOS. By doing so, we can protect our IP and accelerate time to market for our products. The majority of our internal III-V semiconductor wafer fabrication is done in the U.S. and Singapore.
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
Competition
The markets in which we participate are highly competitive. Our competitors range from large international companies offering a wide range of products to smaller companies specializing in narrow markets. We expect the trend toward consolidation within many industries to continue, as some of our competitors have merged with or been acquired by other competitors, while others have begun collaborating with each other. We also expect competition in these markets to continue to increase as existing competitors improve or expand their product offerings and as new companies, including some of our customers, enter the markets. Additionally, our ability to compete effectively depends on a number of factors, including: quality, technical performance, price, product features, product system compatibility, system-level design capability, engineering expertise, responsiveness to customers, new product innovation, product availability, delivery timing and reliability, and customer sales and technical support.
Competitors in semiconductor solutions include integrated device manufacturers, fabless semiconductor companies and the internal resources of large integrated OEMs. In infrastructure software, we compete with large enterprise software vendors that provide cloud, security, mainframe, enterprise and other software solutions, many of whom continue to expand their product and service offerings and consolidate offerings into broad product lines, and others who are smaller, niche players focused on specific markets.
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
As of November 2, 2025, we had approximately 19,000 U.S. and other patents and 2,170 U.S. and other pending patent applications. The expiration dates of our patents range from 2025 to 2044, with a small number of patents expiring in the near future, none of which are expected to be material to our IP portfolio. We are not substantially dependent on any single patent or group of related patents.
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
In addition, the proprietary portions of our source code for our infrastructure software are protected both as a trade secret and as copyrighted works. Except with respect to software components that are subject to open source licenses, our customers do not generally have access to the source code for our software. Rather, on-premises customers typically access only the executable code for our software, and SaaS customers access only the functionality of our SaaS offerings. Under certain contingent circumstances, some of our customers are beneficiaries of a source code escrow arrangement that would enable them to obtain a limited right to access and use our source code if specific conditions are met.
Employees
Our continued success depends on our ability to attract, motivate and retain our workforce in a highly competitive labor market. As the source of our technological and product innovations, our engineering and technical personnel are a critical asset.
We measure our employees’ engagement by our voluntary attrition rate and employee feedback. Our global voluntary attrition rate in fiscal year 2025 was approximately 4.1%, which is below the technology industry benchmark (AON, 2025 Salary Increase and Turnover Study — First Edition, May 2025).
We also track the portion of our workforce in research and development roles. As of November 2, 2025, we had approximately 33,000 employees worldwide, with approximately 57% in research and development roles. By geography, approximately 49% of our employees are located in North America, 36% in Asia, and 15% in Europe, the Middle East and Africa.

Governmental Regulation
We are subject to numerous regulations and laws in the United States and abroad involving matters central to our business. Many of these laws and regulations are evolving and their applicability and scope, as interpreted by the courts, remain uncertain.
We are subject to regulation by the U.S. Occupational Safety and Health Administration and similar environmental, health and safety laws in other jurisdictions. We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws. However, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental, health and safety laws to our business will not require us to incur significant expenditures.
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
In addition, our business is subject to various import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders, and rules of industrial standards bodies, like the International Organization for Standardization, as well as regulation by other agencies, such as the U.S. Federal Trade Commission. These laws, regulations and orders are complex, may change frequently and with limited notice, have generally and may continue to become more stringent over time. We may incur significant expenditures in future periods as a result.
For additional information about governmental regulations applicable to our business, see Item 1A. Risk Factors in this Annual Report on Form 10-K.
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
Information About Our Executive Officers
The following table provides information regarding our executive officers as of December 18, 2025:

Name and Title	Age	Position and Offices
Hock E. Tan	74	President, Chief Executive Officer and Director
Kirsten M. Spears	61	Chief Financial Officer and Chief Accounting Officer
Mark D. Brazeal	57	Chief Legal and Corporate Affairs Officer
Charlie B. Kawwas, Ph.D.	55	President, Semiconductor Solutions Group
Hock E. Tan has served as our President and Chief Executive Officer since March 2006. He was President and Chief Executive Officer at Integrated Circuit Systems, Inc., a publicly traded timing solutions IC company, from 1999 until its acquisition by Integrated Device Technology, Inc. in 2005. He also served in various executive roles at ICS, including as Chief Operating Officer from 1996 to 1999 and Senior Vice President and Chief Financial Officer from 1995 to 1999. He was Vice President of Finance at Commodore International, Ltd. from 1992 to 1994, and held senior management positions at PepsiCo, Inc. and General Motors Corporation. He was managing director of Pacven Investment, Ltd., a venture capital fund in Singapore, from 1988 to 1992, and was managing director of Hume Industries Ltd. in Malaysia from 1983 to 1988. He also has served as a Member of the President’s National Security and Telecommunications Advisory Committee since 2020.
Kirsten M. Spears has served as our Chief Financial Officer and Chief Accounting Officer since December 2020. She served as our Principal Accounting Officer from March 2016 to December 2020 and Vice President and Corporate Controller from May 2014 to December 2020. She was Vice President and Corporate Controller at LSI Corporation from 2007 until its acquisition by us in 2014. She held several management positions in accounting and reporting at LSI from 1997 to 2007. She also worked for PricewaterhouseCoopers LLP prior to joining LSI.

Mark D. Brazeal has served as our Chief Legal and Corporate Affairs Officer since December 2021. He served as our Chief Legal Officer from March 2017 to December 2021. He was Chief Legal Officer and Senior Vice President, IP Licensing for SanDisk Corporation from 2014 until its acquisition by Western Digital Corporation in 2016. He held several senior legal positions at Broadcom Corporation from 2000 to 2014, including Senior Vice President and Senior Deputy General Counsel in charge of all commercial, operational, IP licensing and litigation matters. He was also an attorney in the transactional and IP groups at the law firms of Wilson Sonsini Goodrich & Rosati PC, Yuasa & Hara and Howrey & Simon LLP prior to joining Broadcom Corporation.
Charlie B. Kawwas, Ph.D. has served as our President, Semiconductor Solutions Group since July 2022. He served as our Chief Operating Officer from December 2020 to July 2022, Senior Vice President and Chief Sales Officer from June 2015 to December 2020 and Senior Vice President, Worldwide Sales from May 2014 to June 2015. He was head of worldwide sales at LSI Corporation from 2010 until its acquisition by us in 2014. He held several executive leadership positions at LSI from 2007 to 2010, including Vice President of Sales and Marketing for the networking division and Vice President of Marketing for the networking and storage products group. He was also the leader of Product Line Management for the Optical Ethernet and Multi-service Edge portfolio at Nortel Networks Corporation prior to joining LSI.

ITEM 1A.     RISK FACTORS
Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. The following material factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations, cash flows, our reputation or the trading price of our common stock.
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
•We operate in a highly cyclical semiconductor industry that is undergoing profound change due to AI.
•A significant reduction in demand or loss of one or more of our significant customers may adversely affect us.
•A slow or the unsuccessful return on our investments in research and development, expansion of our business strategy or adoption of new business models could adversely affect us.
•Winning business in the semiconductor solutions industry is an unpredictable process that often requires us to incur significant expenses, evolve our business strategy or adopt a new business model, which may negatively impact our results of operations, gross margin or cash flows.
•Dependence on a limited number of contract manufacturers and suppliers of critical materials and components within our supply chain, and potential failure to adjust such manufacturing and supply chain to meet customer demand, may adversely affect our ability to bring products to market and our results of operations.
•We are dependent on senior management and if we are unable to attract and retain qualified personnel, we may not be able to execute our business strategy effectively.
•Our ability to maintain or improve gross margin.
•Cybersecurity threats or other security breaches, or any other impairment of the confidentiality, integrity or availability of our information technology (“IT”) systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business.
•A prolonged disruption of our or our customers’ or suppliers’ facilities or other significant operations could have a material adverse effect on us.
•We may be unable to maintain appropriate manufacturing capacity or product yields at our own manufacturing facilities.
•We are subject to risks associated with our distributors and other channel partners.
•Failure of our software portfolio to manage and secure IT infrastructures and environments and our use of open source software in certain software and services could have a material adverse effect on our business.
•The growth of our software business depends on demand for our data center virtualization portfolio, as well as customer acceptance of our software, services and business strategy.
•Incompatibility of our software portfolio with operating environments, platforms, or third-party products may adversely affect demand for our software and services.
•Failure to enter into software license agreements on a satisfactory basis could adversely affect us.
•Our sales to government customers subject us to uncertainties and additional governmental regulations.
•Failure to effectively manage our software solutions and services lifecycles could harm our business.
•Competition in our industries could prevent us from growing our revenue.
•Our operating results are subject to substantial quarterly and annual fluctuations.
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
•Corporate responsibility matters may adversely affect our relationships with customers and investors and increase compliance costs.
•We must comply with a variety of technical standards, domestic and international laws and regulations in the manufacture and distribution of our semiconductors.
Risks Related to Our Taxes
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
Risks Related to Our Indebtedness
•Our substantial indebtedness could adversely affect our financial health and our ability to execute our business strategy.
Risks Related to Owning Our Common Stock
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
A general weakening of the economy globally or in a particular region or industry, uncertainty and volatility in financial markets, efforts of governments to stimulate or stabilize the economy or to achieve specific policy objectives such as onshoring of semiconductor manufacturing and other unfavorable changes in economic conditions, such as inflation, higher interest rates, tightening of the credit markets, recession or slowing growth, as well as an increase in trade tensions and related tariffs with U.S. trading partners, could negatively impact our business, financial condition, cash flows and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty may also make it more difficult to accurately forecast operating results, and market volatility stemming from current macroeconomic events may materially impact our cash flow and our ability to raise or refinance debt at favorable rates. An escalation of trade tensions between the U.S. and its trading partners may continue to result in trade restrictions and increased protectionism on both ends that harm our ability to participate in some markets or compete effectively.
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
Our business is subject to various domestic and international laws and other legal requirements, including antitrust and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders. These laws, regulations, orders, tariffs, federal policies and other governmental actions are complex, continue to evolve and change frequently with limited notice and generally become more stringent over time. We may be required to incur significant expenses to comply with these legal requirements or respond to any governmental actions. In addition, if our suppliers or customers fail or choose not to comply with these legal requirements or governmental actions, we may be required to suspend purchasing from such suppliers or selling to such customers, which could damage our reputation and have a material adverse impact on our results of operations. The U.S. government continues to add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries and impose other restrictions or requirements, which have had and may in the future have an adverse effect on our revenue, supply chain and our ability to manufacture or sell our products. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with U.S. trading partners, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products. Furthermore, foreign government authorities have proposed and/or may take retaliatory actions, impose conditions for the supply of products or require the license or other transfer of IP, which could have a material adverse effect on our business. Uncertainty due to such evolving policies or actions also may disrupt our supply chain and if we are unable to effectively mitigate any adverse impacts from such measures, this could adversely affect our business, financial condition and results of operations.
Our products and operations are also subject to regulation by U.S. and non-U.S. regulatory agencies, such as the U.S. Federal Trade Commission. We have been, and may in the future be, involved or required to participate in regulatory investigations or inquiries from regulatory authorities in Korea, Japan and the European Union into certain of our contracting and business practices, which have and may in the future evolve into legal or other administrative proceedings. The technology industry is subject to intense media, political and regulatory scrutiny, which can increase our exposure to government investigations, regulations, legal actions and penalties. Involvement in regulatory investigations or inquiries can be costly, lengthy, complex and time-consuming, diverting the attention and energies of our management and technical personnel. If any pending or future governmental investigations result in an unfavorable resolution, we could be required to cease the manufacture and sale of the subject products or technology, pay fines or disgorge profits or other payments, and/or cease certain conduct and/or modify our contracting or business practices, which could have a material adverse effect on our business, financial condition and results of operations.
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
•restrictive or retaliatory governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments, data privacy regulations, sustainability-related regulations, trade protection measures, including increasing protectionism and economic nationalism, import/export restrictions (including with regards to advanced technologies), import/export duties and quotas, trade sanctions, and customs duties and tariffs, all of which have increased and may further increase;
•changes in global tax regulations;
•difficulty in obtaining product distribution and support, and transportation delays;
•potential inability to localize our software;
•difficulty in enforcing contracts, collecting accounts receivables and maintaining appropriate financial controls;
•difficulty in conducting due diligence with respect to business partners;
•public health or safety concerns, medical epidemics or pandemics, and other natural- or man-made disasters; and
•nationalization of businesses and expropriation of assets.
While U.S. tariffs and counter-tariffs, including semiconductor-related tariffs, have not had a material impact on our financial condition or results of operations, tariffs and other macroeconomic factors could materially increase costs and disrupt our supply chain. We continuously manage product availability and costs in our supply chain to mitigate the direct and indirect impact of tariffs and other macroeconomic impacts. The ultimate impact remains uncertain and will depend on several factors outside of our control. If we are unable to effectively navigate these changes, it could have a material adverse effect on our business, operating results and stock price.
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
We operate in a highly cyclical semiconductor industry that is undergoing profound change due to AI.
The semiconductor industry is highly cyclical and is subject to rapid price erosion, wide fluctuations in product supply and demand, constant and rapid technological change, evolving technical standards and evolving product applications. The semiconductor industry is undergoing profound change due to the adoption and proliferation of AI and has experienced a significant upturn, which may not be sustainable. The growth of AI is creating pressure on the semiconductor industry to timely design, manufacture and deliver semiconductor products and solutions to meet customer demand for computing power and AI infrastructure. Some of these AI customers may have constrained resources or capital and may be unable to pay for their required AI infrastructure and/or seek alternative financings or novel or deferred payment models from their vendors and suppliers. If our AI customers substantially reduce their expansion plans, cancel, reduce or delay their orders, are unable to generate the profit required to offset their spending or are otherwise unable to meet their obligations and we cannot offset the downturn in their business, it could have a material adverse effect on our business, operating results, financial condition and stock price.
A significant reduction in demand from certain customers or loss of one or more of our significant customers may adversely affect our business.
We have historically depended on a small number of end customers, OEMs, their respective contract manufacturers (“CMs”) and certain distributors for a majority of our business and revenue. For fiscal year 2025, sales to distributors accounted for 48% of our net revenue. We believe aggregate sales, through all channels, to our top five end customers accounted for approximately 40% of our net revenue for fiscal year 2025. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material adverse developments experienced by these customers. In addition, some customers may reduce the amount of products or decline to purchase from us due to reduced capital expenditure spending, lack of access to sufficient capital, downturn in their business, purchases from our competitors or their internal development of the products.
When our semiconductor customers agree to purchase specific quantities of products or source an agreed portion of their product needs from us, such arrangements often include pricing schedules or methodologies that apply regardless of the volume of products purchased, and those customers from time to time may not or do not purchase the amount of product we expect. Moreover, our top customers, including our AI customers, may make and have made greater demands on us with regards to pricing and contractual terms, such as seeking to lease AI racks or systems based on our XPUs instead of purchasing, as well as alternative financings for such leases or other novel or deferred payment models. As a result, we may not generate the amount of revenue or free cash flow or achieve the level of profitability that we or investors expect under such arrangements, and/or such arrangements may increase our exposure to credit or customer default risks. The loss of, or any substantial reduction in sales to, any of our top customers, including our customers for our custom AI accelerators or XPUs or AI racks or systems based on our XPUs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
A slow or the unsuccessful return on our investments in research and development, expansion of our business strategy or adoption of new business models could materially adversely affect our business, financial condition, cash flows and margins.
The industries in which we compete are characterized by rapid technological change, new technological developments such as AI and cloud computing, changes in customer requirements, frequent new product introductions and enhancements, short product cycles, evolving industry standards, and new delivery methods. In addition, to compete successfully in the semiconductor industry, we must continue to develop and respond to technological advancements and requirements, such as low-power consumption, higher bandwidth and large compute clusters, and we have, from time to time, evolved our business strategy and adopted new business models to address the needs and challenges of our customers. Failure to successfully develop increasingly advanced technologies, including our custom AI accelerators or XPUs, network switches and other AI-related products, or execute on new strategies or models such as the sale or leasing of AI racks or systems based on our XPUs could impair our competitive position. In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development, expand our business strategy or adopt new business models. If we fail to timely develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, if new competitive technologies that we do not support become widely accepted, or if we are unable to successfully execute on new business strategies or models such as the sale or leasing of AI racks or systems based on our XPUs, demand for our products and solutions such as our custom AI accelerators or XPUs, network switches or other AI-related products may be reduced. Slow or unsuccessful investments in our research and development efforts or expansion or modification of our business strategies and models and incurring significant expenses for these actions, would have a negative impact on our business, financial condition and margins.
Winning business in the semiconductor solutions industry is an unpredictable process that is often lengthy in time and requires us to incur significant expenses, evolve our business strategy or adopt a new business model, which may negatively impact our results of operations, gross margin or cash flows.
Our semiconductor business is dependent on us winning competitive bid selection processes, known as “design wins.” These selection processes are often lengthy in time and can require us to dedicate significant development expenditures and scarce engineering resources in pursuit of a single customer opportunity. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This can result in lost revenue and can weaken our position in future selection processes.
Winning a product design does not guarantee sales to a customer. Customers could accelerate, delay or cancel plans, use their own products, purchase products from our competitors, fail to qualify our products, reduce or discontinue use of our products, or fail to successfully market and sell their products, which could reduce demand for our products and cause us to hold a material amount of excess inventory, materially adversely affecting our business, financial condition and results of operations. In addition, we may also be unable to materially recoup our costs or resell our products to other customers due to the custom nature of certain products.
The timing of design wins is unpredictable and implementing production for a major design win or multiple design wins at the same time, such as our design wins for our custom AI accelerators or XPUs, network switches and other AI-related products, may strain our resources and those of our CMs. Some of our customers who have selected us may also have constrained resources or capital but require immediate availability of our custom XPUs. In such event, we may dedicate significant additional resources or execute on new business strategies or models such as the sale or leasing of AI racks or systems based on our XPUs to our customers with alternative financings or novel or deferred payment models, which could result in additional costs, expenses, credit or customer default risks, reduced gross margin and cash flows.
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
We depend on our CMs to allocate sufficient manufacturing capacity and critical components to meet our needs, to produce products of acceptable quality at acceptable yields and prices, and to deliver those products to us on a timely basis. We do not generally have long-term capacity commitments with our CMs and substantially all of our manufacturing services are on a purchase order basis with no minimum quantities. Further, our CMs may fail to timely develop or successfully implement new, advanced manufacturing processes, including transitions to smaller geometry process technologies. From time to time, our CMs may also cease to, or become unable to, manufacture a component for us, and have had capacity constraints in times of unprecedented demand.
During fiscal year 2025, approximately 95% of the wafers manufactured by our CMs were produced by TSMC. We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to materially prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has raised, and may in the future raise, their prices to manufacture our wafers.
If any of the foregoing circumstances occur, we may be unable to meet our customers’ demand, or to the same extent as our competitors, fail to meet our contractual obligations or forgo revenue opportunities. This could damage our relationships with our customers, result in litigation for alleged failure to meet our obligations, or result in payment of significant damages, and our net revenue could decline, adversely affecting our business, financial condition, results of operations and gross margin.

Failure to adjust our manufacturing and supply chain to meet customer demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, evolving our business strategy or adopting new business models such as the sale or leasing of AI racks or systems based on our XPUs, production schedules, levels of reliance on CMs and outsourcing, internal fabrication utilization and other resource requirements, based on customer requirements or estimates thereof, which may not be accurate and could result in reallocation of resources. Many factors could impact our estimates of customers’ demands, including changes in product development cycles, competing technologies and product releases, new or unexpected end-user products or applications, such as demand for AI-related products and solutions, and changes in business and economic conditions. Our customers may also underestimate the data center or related power or water capacity needed to address end-user demand, which may impact our ability to timely satisfy their requirements. In addition, where our products are part of larger infrastructure projects like data centers, any supply constraints or availability issues with respect to any one component may impact our revenue or our results of operations. The Creating Helpful Incentives to Produce Semiconductors for America Act could also result in an increase in supply leading to excess inventory and a decrease in average selling prices. If we are unable to timely respond to changes in customer demand or execute on new business strategies or models, this could damage our customer relationships, harm our reputation, prevent us from taking advantage of opportunities and adversely impact our business, financial condition and results of operations.
We purchase a significant amount of the materials, including components, used in our products from a limited number of suppliers.
Our manufacturing processes and those of our CMs rely on many materials, including silicon, gallium arsenide and indium phosphide (“InP”) wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages and various chemicals and gases. During fiscal year 2025, we purchased approximately two-thirds of our manufacturing materials from five materials suppliers, some of which are single source suppliers. The lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials suppliers and substantially all of our purchases are on a purchase order basis. Suppliers have previously, and may in the future, extend lead times, limit supplies, place products on allocation or increase prices, any of which could disrupt supply or increase demand in the industry. Additionally, the supply of these materials has been, from time to time, impacted by increased trade tensions between the U.S. and its trading partners, particularly China, and the uncertainty due to evolving trade restrictions. Any such supply constraints could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
Our business would be adversely affected by the departure of existing members of our senior management team.
Our success depends, in large part, on the continued contributions of our senior management team, and, in particular, the services of Hock E. Tan, our President and Chief Executive Officer. Effective succession planning is also important for our long-term success. Failure to ensure effective transfers of knowledge and smooth transitions involving senior management could hinder our strategic planning and execution. None of our senior management is bound by written employment contracts. In addition, we do not currently maintain key person life insurance covering our senior management. The loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
Our gross margin is dependent on a number of factors, including our product mix, adoption of a new business model, price erosion, level of capacity utilization and commodity prices.
Our gross margin is highly dependent on our product mix, as well as the timing and amount of our revenue from our semiconductor solutions, software licensing and other products or solutions. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand, shifts in spending priorities, constrained resources or capital of our customers, unfavorable changes in economic conditions, industry oversupply or reductions in our technological lead compared to our competitors, and other factors have in the past and may in the future lead to further price erosion, lower revenue and lower gross margin. The gross margin for our semiconductor solutions has typically been lower than our infrastructure software solutions. The sale or leasing of AI racks or systems based on our XPUs will likely increase our operating margin but compress or lower future gross margin, which would adversely impact our stock price.
Cybersecurity threats or other security breaches, or any other impairment of the confidentiality, integrity or availability of our IT systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business.
Our business depends on a wide variety of complex IT systems and services, including cloud-based and other critical corporate services relating to, among other things, product research and development, financial reporting, product orders and fulfillment, HR, benefit plan administration, IT network management, and electronic communication and collaboration services. These systems and services are both internally managed and outsourced, and in many cases we rely upon third-party data centers. Any failure of these internal or third-party systems and services to operate effectively could disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations. Our operations are dependent upon our ability to protect our IT infrastructure against damage from business continuity events that could have a significant disruptive effect. Although these systems are designed to protect and secure our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information, we are, out of necessity, dependent on our vendors and third-party data centers to adequately address cybersecurity threats to their own systems and infrastructure, and timely deploy necessary mitigations. In addition, software products we use and technologies produced by us have occasionally had in the past and may have in the future, vulnerabilities that, if left unmitigated, could reduce the overall level of security of the systems on which the software is installed.
Cyber-attacks are increasing in number and sophistication, are well-financed, in some cases supported by state actors, and are designed to not only attack, but also to evade detection. Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we have in the past been, and may in the future be, unable to anticipate these techniques or to implement adequate preventative measures. The emergence and maturation of AI capabilities may also lead to new and/or more sophisticated methods of attack, including fraud that relies upon “deep fake” impersonation technology or other forms of generative automation that may scale up the efficiency or effectiveness of cyber threat activity.
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
Accidental or willful security breaches or other unauthorized access to our information systems or the systems of our service providers and business partners, or the existence of computer viruses or malware (such as ransomware) in our or their data or software have in the past exposed, and could in the future expose, us to a risk of information loss, business disruption, and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees or third parties. Such an event could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, significant remediation costs, disruption of key business operations and significant diversion of our resources, as well as fines and other sanctions resulting from any regulatory non-compliance, any of which could have a material adverse effect on our business, profitability and financial condition. While we may be entitled to damages if our vendors fail to perform under their agreements with us, any award may be insufficient to cover the actual costs incurred by us and, as a result of a vendor’s failure to perform, we may be unable to collect any damages.
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
In addition, certain aspects of effective cybersecurity are dependent upon our employees, contractors and other trusted partners reliably safeguarding secrets (e.g., application credentials) and adhering to our security policies and access control mechanisms. We have in the past experienced, and expect in the future to experience, security incidents arising from a failure to properly handle such secrets or adhere to such policies and, although no such events have had a material adverse effect on our business, there can be no assurance that an insider threat will not result in a material cyber incident. Our logging, alerting and cyber incident detection mechanisms have technical limitations that, in some instances, have led, and may in the future lead, to gaps in visibility into events occurring on systems targeted by threat actors or other unauthorized activities, and have not and may not always capture or surface information sufficient to timely detect and take responsive action to insider or external threats.
U.S. and non-U.S. regulators, as well as customers and service providers, have also increased their focus on cybersecurity vulnerabilities and risks. Compliance with laws, regulations, and contractual provisions concerning privacy, cybersecurity, secure technology development, data governance, data protection, confidentiality and IP could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties and may also increase our overall compliance burden. See also “Failure of our software portfolio to manage and secure IT infrastructures and environments could have a material adverse effect on our business.”
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
A prolonged disruption of our or our customers’ or suppliers’ facilities or other significant operations could have a material adverse effect on our business, financial condition and results of operations.
Although we operate a primarily outsourced manufacturing business model, we also rely on our own manufacturing facilities, in particular in Fort Collins, Colorado, Singapore, and Breinigsville, Pennsylvania. Our Fort Collins and Breinigsville facilities are the sole sources for the FBAR filters used in many of our wireless devices and for the InP-based wafers used in our fibre optics products, respectively. Many of our facilities, and those of our CMs and suppliers, are concentrated in the same geographic regions of California and the Pacific Rim, which have above average seismic, wildfire, and severe weather activity, and increases the risk of natural disasters impacting multiple suppliers. In addition, a significant majority of our research and development personnel are located in the U.S. and India, and our primary warehouse is in Malaysia.
A prolonged disruption at or shut-down of one or more of our manufacturing or other facilities or those of our CMs, suppliers or customers, including data centers, due to natural- or man-made disasters or other events outside of our control, such as climate change, severe weather events, water or power shortages, political unrest, military conflicts, geopolitical turmoil, trade tensions, government orders, labor shortages, medical epidemics, economic instability, equipment failure or for any other reason, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found, and could destroy our hardware products, inventory or equipment. To date, such events have not had a material adverse effect on our business. However, such an event could disrupt our operations, forgo revenue opportunities, potentially lose market share, result in us being unable to timely satisfy customer demand, expose us to claims by our customers, result in significant expense to repair or replace our affected facilities, products or equipment, and, in some instances, could significantly curtail our research and development efforts in a particular product area or target market, any of which could materially and adversely affect our business. This disruption could also prevent our customers from resuming their own manufacturing or providing services, including through their AI data centers, following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. We may not have any or sufficient insurance coverage to recoup the losses and such events could also result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 48% of our net revenue in fiscal year 2025 and are subject to a number of risks, including:

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
Our dependence on channel partners has increased following the acquisition of VMware. Failure to maintain good relationships with our distributors and channel partners could materially adversely impact our business. In addition, we sell our semiconductor products through an increasingly limited number of distributors, which exposes us to additional customer concentration and related credit risks.
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
Failure of our software portfolio to manage and secure IT infrastructures and environments could have a material adverse effect on our business.
Certain aspects of our software portfolio are intended to manage and secure IT infrastructures and environments, and as a result, we expect these products to be ongoing targets of cyber-attacks. Open source code or other third-party software used in these products could also be targeted and may make our software vulnerable to additional security risks not posed by purely proprietary software. Our software portfolio is complex and, when deployed, has contained in the past and may contain in the future errors, defects or security vulnerabilities, some of which were undiscovered before the software was released, installed and used by customers. The complexity and breadth of our technical and production environments, which involve globally dispersed development and engineering teams, increases the risk that errors, defects or vulnerabilities will be introduced and may delay our ability to detect, mitigate or remediate such incidents.
In the past, elements of our proprietary source code have been exposed in an unauthorized manner. It is possible that such exposure of source code could reveal unknown security vulnerabilities in our software that could be exploited by malicious actors. Our software is also subject to known and unknown security vulnerabilities, including those resulting from integration with third-party products or services.
Although we continually seek to improve our countermeasures to prevent such incidents, we may be unable to anticipate every scenario and, as a result, certain cyber threats or vulnerabilities have in the past been and may in the future be undetected or unmitigated in time to prevent harm to us or our customers. Additionally, efforts by malicious cyber actors or others could cause interruptions, delays or cessation of our software delivery, or modification of our software, which could cause us to lose existing or potential customers.
A successful cyber-attack, or false reports thereof, involving our software could cause customers and potential customers to believe our software is ineffective or unreliable and result in, among other things, the loss of customers, unfavorable publicity, damage to our reputation, difficulty in marketing our software, and allegations by our customers that we have not performed our contractual obligations, and could give rise to significant costs, including costs related to developing solutions or indemnification obligations under our agreements. Any such event could adversely impact our revenue and results of operations. See also “Cybersecurity threats or other security breaches, or any other impairment of the confidentiality, integrity or availability of our IT systems, or those of one or more of our corporate infrastructure vendors, could have a material adverse effect on our business.”

The growth of our software business depends on demand for our data center virtualization portfolio, as well as customer acceptance of our software, services and business strategy.
Many of our software solutions and services are based on data center virtualization and related hybrid-cloud technologies used to manage distributed computing architectures, which form the foundation for private and hybrid cloud computing. Enabling businesses to modernize applications and efficiently implement their private and hybrid cloud services presents new and difficult technological, operational and compliance challenges. If businesses build new or shift existing compute workloads off-premises to public cloud providers, this could limit the market for on-premises deployments of our data center virtualization portfolio. Current and future customers may not accept our perpetual licensing model or perceive benefits associated with adopting our enterprise-grade private and hybrid cloud platform or our simplified product portfolios, including new version releases. If demand, adoption and continued usage of our software is significantly less than anticipated or we fail to realize the expected returns on our business strategy, the investments we have made to implement our strategy may be of no or limited value, we may lose significant customers and our business, financial condition, results of operations and cash flows may be adversely affected.
If our software does not remain compatible with ever-changing operating environments, platforms, or third-party products, demand for our software and services could decrease, which could materially adversely affect our business.
We may be required to make substantial modifications to our software to maintain compatibility with operating systems, systems software and computer hardware used by our customers or to provide our customers with desired features or capabilities. We must also continually address the challenges of dynamic and accelerating market trends and competitive developments, such as the emergence of advanced persistent threats in the security space, to compete effectively. There can be no assurance that we will be able to adapt our software in response to these developments.
Further, our software solutions interact with a variety of software and hardware developed by third parties, as well as cloud providers. If we lose access to third-party code and specifications for the development of code or cloud providers fail to support our software or otherwise limit the functionality, compatibility or certification of our software or otherwise impose unfavorable terms and conditions, this could negatively impact our ability to develop compatible software. This could result in higher research and development costs for the enhancement and modification of our existing software or development of new software solutions. Any additional restrictions could materially adversely affect our business, financial condition and operating results and cash flow.
Failure to enter into software license agreements on a satisfactory basis could materially adversely affect our business.
Many of our existing software customers have multi-year enterprise software license agreements, some of which involve substantial aggregate fee amounts. These customers often do not have a contractual obligation to purchase additional solutions and may have the right to terminate. The failure or inability to renew customer agreements of similar scope, on terms that are commercially attractive to us, could materially adversely affect our business, financial condition, operating results and cash flow. In addition, software license agreements under which customers do not have the right to terminate could cause variations in revenue recognized in each period and our operating results fluctuate from time to time.
Our use of open source software in certain software and services could materially adversely affect our business, financial condition, operating results and cash flow.
Many of our software solutions and services incorporate open source software, the use of which may subject us to certain conditions, including the obligation to offer such software for no cost or to make the proprietary source code of such software publicly available. Open source licenses are generally “as-is” and do not provide warranties, support or assurance of title or controls on origin, which may expose us to potential liability if the software fails to work or has security vulnerabilities.
Although we monitor our use of open source software to avoid subjecting our software to unintended conditions and security vulnerabilities, we may receive third-party claims regarding our compliance with the conditions of such open source licenses and we may be required to take steps to remedy an alleged infringement or noncompliance, including modifying or releasing our product code or paying damages.
Our sales to government customers subject us to uncertainties and governmental regulations, which could have a material adverse effect on our business.
Our contracts signed with the U.S. federal, state and local government and non-U.S. government agencies are generally subject to annual fiscal funding approval and may be renegotiated or terminated at the discretion of the government. Termination, renegotiation or the lack of funding approval for a contract could adversely affect our sales, revenue and reputation. If personnel critical to our performance of these contracts are unable to obtain or maintain their security clearances, we may be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our results of operations. Additionally, our government contracts and our arrangements with channel partners who may sell directly to government customers are generally subject to requirements that may generally not be present in commercial contracts and/or may be complex, as well as audits and investigations. Failure to meet contractual requirements could result in various civil and criminal actions and penalties, and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, which could materially adversely affect our business, financial condition, operating results and cash flow.
Failure to effectively manage our software solutions and services lifecycles could harm our business.
As part of the natural lifecycle of our software solutions and services, customers are informed when the software or services will be reaching their end of life or end of availability and will no longer be supported or receive updates and security patches. If these software solutions or services remain subject to a service contract, the customer may transition to alternative software or services. Failure to effectively manage our software and services lifecycles and communications thereof have previously led to, and may in the future lead to, customer dissatisfaction and potential contractual liabilities, which could materially adversely affect our business and operating results.
Competition in our industries could prevent us from growing our revenue.
The industries in which we operate are highly competitive and characterized by rapid technological changes, evolving industry standards, changes in customer requirements, often aggressive pricing practices and, in some cases, new delivery methods. We expect competition in these industries to continue to increase as existing competitors improve or expand their product offerings or as new competitors, including our customers, enter our markets. To remain competitive, we seek to evolve our business strategy or adopt new business models from time to time, such as the sale or leasing of AI racks or systems based on our XPUs, that require significant financial resources, which could have a material adverse effect on our results of operations. Moreover, we may offer and have offered alternative financings or other novel or deferred payment models for the leasing of AI racks or systems based on our XPUs to effectively complete, which could have a material adverse effect on our revenue, free cash flow and gross margin and expose us to credit or customer default risks.
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
Our operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. In addition to many of the risks described elsewhere in this “Risk Factors” section, these factors include, among others:
•the timing of launches by our customers of new products in which our products are included and changes in end-user demand for our customers’ products or services;
•fluctuations in the levels of component or product inventories held by our customers, which may lead to increased requests to delay shipment of our semiconductor products;
•the shift to cloud-based IT solutions and services, such as hyperscale computing, which may adversely affect the timing and volume of sales of our semiconductor products for use in enterprise data centers;
•the development and availability of AI data centers that could impact our ability to ship our products;
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
•fluctuations in our financial metrics to execute our current or new business strategies or models;
•the timing and extent to which we enter into and utilize factoring arrangements;
•the timing and extent of delivery of and payment for our semiconductor and semiconductor-based solutions, including AI racks or systems based on our XPUs;
•the inability of our customers to pay for our products or services due to their constrained resources or capital;
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
From time to time, we may be subject to warranty or product liability claims that may lead to significant expense. Our customer contracts typically contain warranty and indemnification provisions, and in certain cases may also contain liquidated damages provisions. The potential liabilities associated with such provisions are significant, and in some cases, including in agreements with some of our largest customers, are potentially unlimited. Any such liabilities may greatly exceed any revenue we receive from the relevant products. Costs, payments or damages incurred or paid by us in connection with warranty and product liability claims and product recalls could materially adversely affect our financial condition and results of operations. We may also be exposed to such claims as a result of any acquisition we may undertake in the future. Although we maintain self-insured retentions for reasonably estimable liabilities, our reserves may be inadequate to cover such claims.
The complexity of our products could result in unforeseen delays or expense or undetected defects or bugs, which could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.
Highly complex products, such as those we offer, have in the past contained, and may in the future contain, defects and bugs when they are first introduced or as new versions, software documentation or enhancements are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not discovered until after we have commenced commercial production or deployment, we may be required to incur additional development costs and product recall, repair or replacement costs. Significant technical challenges also arise with our software portfolio because our customers are managing more complex, larger cloud infrastructures for more complex computing environments, license and deploy our portfolio across a variety of computer platforms and integrate them with a number of third-party software applications, databases and environments. As a result, if there is system-wide failure or an actual or perceived breach of information integrity, security or availability occurs in one of our end-user customer’s system, it can be difficult to determine which product is at fault and we could ultimately be harmed by the failure of another supplier’s product. Consequently, our reputation may be damaged, customers may be reluctant to buy our products, and we may have to invest significant capital and other resources, which could materially and adversely affect our ability to retain existing customers or attract new customers. As a result, our financial results could be materially adversely affected.
We collect, use, store, or otherwise process personal information, which subjects us to privacy and data security laws and contractual commitments, and our actual or perceived failure to comply with such laws and commitments could harm our business.
We collect, use and store (collectively referred to as “process” in this paragraph) certain personal information in connection with the operation of our business. This creates various levels of privacy risks across different parts of our business, depending on the type of personal information, the jurisdiction in question and the purpose of their processing. The personal information we process is subject to an increasing number of federal, state, local, and foreign laws and regulations regarding privacy and data security, as well as contractual commitments. Privacy legislation and other data protection regulations, enforcement and policy activity in this area are expanding rapidly in many jurisdictions and creating a complex regulatory compliance environment. Sectoral legislation, certification requirements and technical standards applying to certain categories of our customers, such as those in the financial services or public sector, have exacerbated this trend. The cost of complying with and implementing these privacy-related and data governance measures could increase depending on any additional burdensome security, business processes, or business record or data localization requirements. Additionally, concerns about government interference and digital sovereignty, as well as expanding privacy, cybersecurity and data governance legislation, particularly in cloud computing and AI, could adversely affect our customers, our products and services and our own data management practices. The theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims. Any inadvertent failure or perceived failure by us to comply with privacy, data governance or cybersecurity obligations may result in governmental enforcement actions, litigation, substantial fines and damages, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Corporate responsibility matters may adversely affect our relationships with customers and investors and increase compliance costs.
Various jurisdictions, investors, customers and other stakeholders continue to focus on corporate responsibility matters. A number of our customers have adopted, or may adopt, procurement policies that include corporate responsibility provisions or requirements that their suppliers should comply with, or seek to include such provisions or requirements in their procurement terms and conditions. Some investors are asking companies to publicly disclose corporate responsibility-related policies, practices and metrics.
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
Various adopted or proposed regulations and customer requirements could also adversely affect the sourcing, availability and pricing of minerals and materials used in or for the manufacture of semiconductor products. As a result, we may face difficulties in satisfying our customers’ demands, which may harm our revenue and results of operations.
We must comply with technical standards and a variety of domestic and international laws and regulations in the manufacture and distribution of our semiconductors, the costs of which could have a material adverse effect on our business, financial condition and results of operations.
The manufacture and distribution of our semiconductors must comply with technical standards and a variety of domestic and international laws and regulations, including those related to the materials composition or packaging of our semiconductor products, and the use, disposal, clean-up of and human exposure to hazardous materials. This could increase the complexity and costs of our product design and procurement operations, require us to stop distributing our products commercially until they comply with such new standards, lead our customers to suspend imports of their products into that country, require us to re-engineer our products and disrupt cross-border manufacturing relationships. In addition, we may be required to modify our manufacturing process or equipment, or be restricted in our ability to expand our facilities. Any failure by us to comply with such requirements could result in litigation against us and the payment of significant fines and damages by us in the event of a significant adverse judgment. Any such event could have a material adverse effect on our business, financial condition and results of operations. Complying with any cleanup or remediation obligations for which we are or become responsible could also be costly and have a material adverse effect on our business, financial condition and results of operations.
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
Our global income is subject to tax in the U.S. In addition, many countries are implementing anti-base-erosion legislation and guidance aimed at standardizing and modernizing global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. Many countries have implemented or are in the process of implementing a global minimum tax, which we expect to materially increase our effective tax rate and cash tax costs for our fiscal year ending November 1, 2026. Substantial changes in domestic or international corporate tax policies, regulations or guidance, including the recently enacted One Big Beautiful Bill Act, as well as enforcement activities or legislative investigations and inquiries may materially adversely affect our business and impact our provision for income taxes, net income, cash flow and our results of operations generally.
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
Our operations benefit from the various tax incentives extended to us in various jurisdictions to encourage investment or employment. Each tax incentive and tax holiday is subject to our compliance with various conditions and may, in some instances, be amended or terminated prior to their scheduled termination date by the relevant governmental authority. If we cannot, or elect not to, comply with the conditions related to our tax incentive or tax holiday, we could be required to refund previously realized material tax benefits. If such tax incentive or tax holiday is modified or terminated prior to its expiration absent a new incentive applying, we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows. In addition, we may be required, or elect, to modify our operational structure and tax strategy in order to keep an incentive, which could result in a decrease in the benefits of the incentive. Adoption of global minimum tax provisions in a country in which we have an existing tax incentive could have a material adverse impact on the tax benefits of the incentive. Our tax incentives and tax holiday, before taking into consideration U.S. foreign tax credits, decreased the provision for income taxes by approximately $2,709 million in the aggregate and increased diluted net income per share by $0.56 for fiscal year 2025.
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
From time to time, we require significant expenditures to support our growth and respond to business challenges. As of November 2, 2025, the aggregate indebtedness was $67,120 million. Our substantial indebtedness and the instruments governing our indebtedness could have important consequences including:
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
•anticipated or actual demand for products used in AI-related solutions, including ASICs such as custom AI accelerators or XPUs;
•broad market, industry and competitor-related fluctuations;
•unsubstantiated news reports or other inaccurate publicity regarding us or our business, or that of our significant customers;

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
These fluctuations are often unrelated or disproportionate to our operating performance. Broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, market corrections or currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. In addition, we have been, and in the future we may be, subject to lawsuits stemming from our acquisitions. Securities litigation against us, including the lawsuits related to such acquisitions, could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
Risk Management and Strategy
Our cybersecurity risk management program is intended to protect the confidentiality, integrity and availability of our critical systems and information. At any given time, we face cybersecurity risks and threats, some of which are not fully mitigated, and we routinely address newly discovered vulnerabilities. We continuously work to enhance our information security program and risk management efforts. Our program includes processes for identifying, assessing and managing material risks from cybersecurity threats that are guided by the National Institute of Standards & Technology’s Cybersecurity Framework, the ISO 27001 international standard for information security and other applicable industry benchmarks.
Our cybersecurity risk management program is integrated into our overall enterprise risk management system and processes, and includes:
•a team of professionals within our Global Technology Organization who are responsible for identifying and mitigating cybersecurity risks and managing our security controls and response activities;
•risk assessment processes designed to identify cybersecurity risks to our critical systems, information, products, services and our broader enterprise IT environment;
•an annual tabletop exercise to simulate a response to a cybersecurity incident; and
•mandatory training annually and upon hiring for all employees and contractors on data privacy and cybersecurity topics.
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
As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about our cybersecurity-related risks, see Item 1A. Risk Factors in this Annual Report on Form 10-K.
Cybersecurity Governance
Our Board of Directors is actively involved in overseeing our cybersecurity risk management and shares oversight responsibility and processes with the Audit Committee of the Board of Directors (the “Audit Committee”).
Our management, including our Chief Information Officer (“CIO”), in consultation with our Chief Information Security Officer (“CISO”), reviews with the Audit Committee quarterly, or more frequently as determined to be necessary or advisable, regarding our cybersecurity security policies, practices and protective measures, threat intelligence, cybersecurity incidents and related risks. At least quarterly, our CIO also provides the Audit Committee with an update on our enterprise security program that includes procedures and policies for testing vulnerabilities, responding to cybersecurity threats, and training and evaluating our employees. The Audit Committee and management also update our Board of Directors at least quarterly on our cybersecurity performance and risk profile and the effectiveness of our cybersecurity processes. We also have protocols in place for escalating certain cybersecurity incidents to the Audit Committee and the Board of Directors.
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
As of November 2, 2025, our owned and leased facilities in excess of 100,000 square feet consisted of:

(In square feet)	United States	Other Countries	Total
Owned facilities (a)	2,919,706	928,888	3,848,594
Leased facilities (b)	735,706	1,881,685	2,617,391
Total facilities	3,655,412	2,810,573	6,465,985
_______________
(a) Includes 318,000 square feet and 153,000 square feet of property in Malaysia subject to a 60-year land lease with the state authority expiring in May 2051 and March 2077, respectively, subject to renewal at our option. Also includes 561,000 square feet of property in Palo Alto, California subject to a 40-year land lease with the Stanford University Board of Trustees expiring in May 2046 that does not have a renewal option.

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
Holders
As of November 28, 2025, there were 2,061 holders of record of our common stock. A substantially greater number of stockholders are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Issuer Purchases of Equity Securities
In April 2025, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2025, which was extended to December 31, 2026 subsequent to fiscal year 2025. No shares were repurchased during the fiscal quarter ended November 2, 2025. As of November 2, 2025, $7,550 million of the authorized amount remained available for repurchases.
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

Stock Performance Graph
The following graph shows a comparison of cumulative total return on our common stock, the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and the NASDAQ 100 Index for the five fiscal years ended November 2, 2025. The total return graph and table assume that $100 was invested on October 30, 2020 (the last trading day of our fiscal year 2020) in each of Broadcom Inc. common stock, the S&P 500 Index and the NASDAQ 100 Index and assume that all dividends are reinvested. Indexes are calculated on a month-end basis.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

Comparison of Five Year Cumulative Total Return
Among Broadcom Inc., the S&P 500 Index and the NASDAQ 100 Index

	November 1, 2020	October 31, 2021	October 30, 2022	October 29, 2023	November 3, 2024	November 2, 2025
Broadcom Inc.	$100.00	$156.83	$143.70	$261.58	$535.10	$1,182.35
S&P 500 Index	$100.00	$142.91	$122.94	$131.94	$186.28	$225.31
NASDAQ 100 Index	$100.00	$144.43	$106.05	$131.38	$187.18	$243.37
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
The following section generally discusses our financial condition and results of operations for our fiscal year ended November 2, 2025 (“fiscal year 2025”) compared to our fiscal year ended November 3, 2024 (“fiscal year 2024”). A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to our fiscal year ended October 29, 2023 can be found in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year 2024, filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2024.
Overview
We are a global technology leader that designs, develops and supplies a broad range of semiconductor and semiconductor-based solutions and infrastructure software solutions. Our semiconductor and semiconductor-based solutions include a broad portfolio of complex digital and mixed signal devices based on silicon wafers with complementary metal oxide semiconductor transistors, III-V based devices, network interface cards and other modules, switches, subsystems and, in some cases, racks. Our solutions are used in a wide array of environments, end products and applications, such as enterprise and artificial intelligence (“AI”) data centers, servers and networking and connectivity equipment, as well as storage systems, home connectivity devices, set-top boxes, broadband access, telecommunication equipment, wireless devices and base stations, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions help enterprises simplify their information technology environments. Our customers rely on our infrastructure and security software solutions to modernize, optimize, and secure the most complex private cloud, hybrid cloud and edge environments. This enables scalability, agility, automation, insights, resiliency and security, making it easy for customers to run their mission-critical workloads. We also offer mission-critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products.
We have two reportable segments: semiconductor solutions and infrastructure software. Our semiconductor solutions segment includes all of our semiconductor-based product lines and intellectual property (“IP”) licensing. Our infrastructure software segment includes our private cloud, mainframe software, cybersecurity and enterprise software portfolios, and our FC SAN business.
Our strategy is focused on sustained technology leadership and developing category-leading solutions to deliver a comprehensive suite of innovative infrastructure technology products to the world’s leading business and government customers. We seek to achieve this through extensive internal research and development, as well as strategic acquisitions of businesses and technologies, to ensure our products retain their technology market leadership. This strategy results in a robust business model designed to drive diversified and sustainable operating and financial results.
The demand for our solutions has been affected in the past, and is likely to continue to be affected in the future, by various factors, including the following:
•gain or loss of significant customers;
•general economic and market conditions in the industries and markets in which we compete;
•anticipated or actual demand for AI-related products and solutions;
•our distributors’ product inventory and end-user demand;
•the rate at which our present and future customers and end-users adopt our solutions in our target markets, including our AI-related solutions, and the rate at which our customers' products that include our solutions are accepted in their markets;
•the shift to cloud-based information technology solutions and services, such as hyperscale computing, which may adversely affect the timing and volume of sales of our solutions for use in traditional enterprise data centers; and
•the timing, rescheduling or cancellation of expected customer orders.

Fiscal Year Highlights
Highlights during fiscal year 2025 include the following:
•We generated $27,537 million of cash from operations.
•We paid $11,142 million in cash dividends.
•We repurchased $2,450 million of common stock.
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
Acquisition of Seagate’s System-on-Chip Operations
On April 23, 2024, we acquired certain assets related to the design, development, and manufacture of System-on-Chip operations of Seagate Technology Holdings plc for $600 million.
Net Revenue
A majority of our net revenue is derived from sales of a broad range of semiconductor and semiconductor-based solutions that are incorporated into electronic products, as well as from modules, switches and subsystems and, in some cases, racks. Net revenue is also generated from the sale of software solutions that enable our customers to plan, develop, deliver, automate, manage, and secure applications across mainframe, distributed, edge, mobile, and private and hybrid cloud platforms.
Our overall net revenue, as well as the percentage of total net revenue generated by sales in our semiconductor solutions and infrastructure software segments, have varied from quarter to quarter, due largely to fluctuations in end-market demand which are discussed in detail in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
Our software customers generally consist of large enterprises that have computing environments from multiple vendors and are highly complex. Our private cloud infrastructure suite of solutions is available directly from Broadcom, resellers and distributors, hyperscale cloud providers, value-added OEMs and VMware cloud service provider partners. VMware Cloud Foundation (“VCF”) provides license portability, which enables customers to purchase subscriptions of VCF software and move their VCF environments between on-premises data centers and supported cloud endpoints. We remain focused on strengthening relationships and increasing penetration within our existing core, mainframe, VMware, and Symantec endpoint customers and expanding the adoption of our enterprise software offerings with these customers. We believe our enterprise-wide license model will continue to offer our customers reduced complexity, more flexibility and an easier renewal process that will help drive revenue growth.
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
Research and development.  Research and development expense consists primarily of personnel costs for our engineers engaged in the design and development of our products and technologies, including stock-based compensation expense. These expenses also include project material costs, third-party fees paid to consultants, prototype development expense, allocated facilities costs and other corporate expenses, and computer services costs related to supporting computer tools used in the engineering and design process.
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
Restructuring and other charges. Restructuring and other charges consist primarily of non-recurring charges related to compensation costs associated with employee exit programs, IP litigation, alignment of our global manufacturing operations, rationalization of product development program costs, facility and lease abandonments, asset impairment, and other exit costs, including curtailment of service or supply agreements.
Interest expense.  Interest expense includes coupon interest, commitment fees, accretion of original issue discount, amortization of debt premiums and debt issuance costs, and expenses related to debt modifications or extinguishments.
Other income, net.  Other income, net includes interest income, gains and losses on investments or sales of businesses, foreign currency remeasurement, and other miscellaneous items.
Provision for (benefit from) income taxes.  We benefit from the tax incentives extended to us in various jurisdictions to encourage investment or employment. Our tax incentives from the Singapore Economic Development Board provide that any qualifying income earned in Singapore is subject to tax incentives or reduced rates of Singapore income tax, subject to our compliance with the conditions specified in these incentives and legislative developments. These Singapore tax incentives are scheduled to expire through November 2030. The corporate income tax rate in Singapore that would otherwise apply to us would be 17%. We also have a tax holiday from our qualifying income earned in Malaysia, which is scheduled to expire in 2028.
Each tax incentive and tax holiday is subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with any such operating conditions specified, we could, in some instances, be required to refund previously realized material tax benefits, or if such tax incentive or tax holiday is terminated prior to its expiration absent a new incentive applying, we will lose the related tax benefits earlier than scheduled. We may elect to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. Before taking into consideration the impacts of indirect taxes, the effect of these tax incentives and tax holiday decreased the provision for income taxes by approximately $2,709 million and $2,261 million for fiscal years 2025 and 2024, respectively.
Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect, the benefits of the tax incentives may be adversely affected.
Many countries have enacted or are in the process of enacting a global minimum tax, some of which became effective for us starting in our fiscal year 2025 and, more importantly, the enactment in Singapore will become effective in our fiscal year ending November 1, 2026 (“fiscal year 2026”). While the tax did not have a material impact on our fiscal year 2025 consolidated results of operations, we expect a material impact from the enactment of these laws on our consolidated results of operations and cash flows for our fiscal year 2026.
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

Valuation of goodwill and long-lived assets.  We perform an annual impairment review of our goodwill during the fourth fiscal quarter of each fiscal year, and more frequently if we believe indicators of impairment exist. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. To review for impairment, we first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more likely than not that the fair value of any of our reporting units is less than its carrying amount, no further assessment is performed. If we determine that it is more likely than not that the fair value of any of our reporting units is less than its carrying amount, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value.
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

Fiscal Year Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year 2025 was a 52-week fiscal year. Fiscal year 2024 was a 53-week fiscal year and fiscal year 2023 was a 52-week fiscal year.
The financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are presented in accordance with GAAP and expressed in U.S. dollars.

Results of Operations
Fiscal Year 2025 Compared to Fiscal Year 2024
The following table sets forth our results of operations for the periods presented:

	Fiscal Year Ended
	November 2, 2025	November 3, 2024	November 2, 2025	November 3, 2024

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$44,847	$34,960	70%	68%
Subscriptions and services	19,040	16,614	30	32
Total net revenue	63,887	51,574	100	100
Cost of revenue:
Cost of products sold	12,115	9,805	19	19
Cost of subscriptions and services	2,371	2,983	4	6
Amortization of acquisition-related intangible assets	6,031	6,023	9	12
Restructuring charges	76	254	—	—
Total cost of revenue	20,593	19,065	32	37
Gross margin	43,294	32,509	68	63
Research and development	10,977	9,310	17	18
Selling, general and administrative	4,211	4,959	7	10
Amortization of acquisition-related intangible assets	2,031	3,244	3	6
Restructuring and other charges	591	1,533	1	3
Total operating expenses	17,810	19,046	28	37
Operating income	$25,484	$13,463	40%	26%
In fiscal year 2025, we included upfront license revenue of $7,800 million within products revenue. To conform to the current year presentation, we reclassified $4,601 million of upfront license revenue from subscriptions and services revenue to products revenue for fiscal year 2024. We also reclassified the related costs for the upfront license revenue, which were immaterial, for the periods presented. See Note 3. “Revenue from Contracts with Customers” in Part II, Item 8. of this Annual Report on Form 10-K for additional information.
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to one semiconductor solutions customer, which is a distributor, accounted for 32% and 28% of our net revenue for fiscal years 2025 and 2024, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 40% of our net revenue for each of the fiscal years 2025 and 2024. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key semiconductor customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our products used in AI and wireless applications as fluctuations may be magnified by the timing of customer deployments, as well as product launches. For infrastructure software, the transition to subscription licenses, as well as whether or not a customer has the right to terminate, causes variations in revenue recognized in each period.
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose net revenue by country based primarily on the geographic shipment or delivery location specified by our distributors, OEMs, contract manufacturers, channel partners, or software customers. In fiscal years 2025 and 2024, 17% and 20%, respectively, of our net revenue came from shipments or deliveries to China (including Hong Kong). However, the end customers for either our products or for the end products into which our products are incorporated, are frequently located in countries other than China (including Hong Kong). As a result, we believe that a substantially smaller percentage of our net revenue is ultimately dependent on sales of either our product or our customers’ product incorporating our product, to end customers located in China (including Hong Kong).
The following tables set forth net revenue by segment for the periods presented:

	Fiscal Year Ended
Net Revenue by Segment	November 2, 2025	November 3, 2024	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$36,858	$30,096	$6,762	22%
Infrastructure software	27,029	21,478	5,551	26%
Total net revenue	$63,887	$51,574	$12,313	24%

	Fiscal Year Ended
Net Revenue by Segment	November 2, 2025	November 3, 2024

	(As a percentage of net revenue)
Semiconductor solutions	58%	58%
Infrastructure software	42	42
Total net revenue	100%	100%
Net revenue from our semiconductor solutions segment increased due to strong demand for our networking solutions, primarily custom AI accelerators and AI networking products. Net revenue from our infrastructure software segment increased primarily due to strong demand for our VCF product, including license revenue recognized on contracts where customers do not have the right to terminate and the transition to a subscription license model.
Gross Margin
Gross margin was $43,294 million for fiscal year 2025 compared to $32,509 million for fiscal year 2024. The increase was primarily due to higher software revenue and strong product demand for our AI-related semiconductor solutions.
As a percentage of net revenue, gross margin was 68% and 63% of net revenue for the fiscal years 2025 and 2024, respectively. The increase was primarily due to higher revenue impact on margin and higher infrastructure software gross margin percentage, driven by an increase in license revenue and lower infrastructure software labor costs following our integration of the VMware business.
Research and Development Expense
Research and development expense increased $1,667 million, or 18%, in fiscal year 2025, compared to the prior fiscal year. The increase was primarily due to higher stock-based compensation.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $748 million, or 15%, in fiscal year 2025, compared to the prior fiscal year. The decrease was primarily due to lower compensation resulting from a decrease in headcount and lower VMware acquisition-related costs, partially offset by higher stock-based compensation.
Amortization of Acquisition-Related Intangible Assets in Operating Expenses
Amortization of acquisition-related intangible assets recognized in operating expenses decreased $1,213 million, or 37%, in fiscal year 2025, compared to the prior fiscal year primarily due to full amortization of customer-related intangible assets from previous software acquisitions other than VMware.
Restructuring and Other Charges
Restructuring and other charges recognized in operating expenses decreased $942 million, or 61%, in fiscal year 2025, compared to the prior fiscal year primarily due to lower employee termination costs associated with the integration of the VMware business.
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
Total stock-based compensation expense was $7,568 million and $5,670 million for fiscal years 2025 and 2024, respectively. The increase was primarily due to the Two-Year Equity Awards granted at higher grant-date fair values, partially offset by the full vesting and forfeitures of certain equity awards assumed in the VMware acquisition.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of November 2, 2025. The remaining weighted-average service period was 3.4 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2026	$8,301
2027	7,118
2028	4,985
2029	2,689
2030	740
Total	$23,833
Segment Operating Results

	Fiscal Year Ended
Operating Income by Segment	November 2, 2025	November 3, 2024	$ Change	% Change

	(In millions, except percentages)
Semiconductor solutions	$21,232	$16,759	$4,473	27%
Infrastructure software	20,765	13,977	6,788	49%
Unallocated expenses	(16,513)	(17,273)	760	(4)%
Total operating income	$25,484	$13,463	$12,021	89%
Operating income from our semiconductor solutions segment increased due to strong demand for our networking solutions, primarily custom AI accelerators and AI networking products.
Higher operating income from our infrastructure software segment was primarily due to strong demand for our VCF product, including license revenue recognized on contracts where customers do not have the right to terminate and the transition to a subscription license model. In addition, labor costs were lower following our integration of the VMware business.
Unallocated expenses include amortization of acquisition-related intangible assets, stock-based compensation expense, restructuring and other charges, and acquisition-related costs which are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 4% in fiscal year 2025, compared to the prior fiscal year, primarily due to lower amortization of acquisition-related intangible assets, restructuring and other charges, and acquisition-related costs, partially offset by higher stock-based compensation expense.
Non-Operating Income and Expenses
Interest expense. Interest expense was $3,210 million and $3,953 million for fiscal years 2025 and 2024, respectively. The decrease was primarily from a reduction in outstanding debt balances and debt refinancing activities that drove lower effective interest rates compared to the prior fiscal year.
Other income, net. Other income, net includes interest income, gains and losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $455 million and $406 million for fiscal years 2025 and 2024, respectively. The increase was primarily due to a gain on the sale of a business, partially offset by lower interest income as a result of lower interest rates on lower invested balances.

Provision for (benefit from) income taxes. On July 4, 2025, the United States enacted the One Big Beautiful Bill Act, which allows for the immediate expensing of domestic research and development costs and certain capital expenditures, and changes the United States taxation of profits derived from foreign operations. As a result, it is no longer more-likely-than-not that we are able to utilize our federal corporate alternative minimum tax (“CAMT”) credits, and we established a $1,321 million valuation allowance against our CAMT credit carryforwards and CAMT credits generated in the current fiscal year. Our policy is to not consider the impact of future years’ CAMT in our valuation allowance assessment for regular deferred tax assets. Most of the provisions are effective beginning in our fiscal years ending November 1, 2026 or October 31, 2027, with the exception of immediate expensing of qualifying property being effective in fiscal year 2025.
The benefit from income taxes was $397 million for fiscal year 2025, and was primarily due to the recognition of uncertain tax benefits from expiration of statutes of limitations and audit settlements, and excess tax benefits from stock-based awards, partially offset by income from operations and a valuation allowance against our CAMT credits.
The provision for income taxes was $3,748 million for fiscal year 2024, and was primarily due to the impact of a non-recurring intra-group transfer of certain IP rights to the United States as a result of supply chain realignment and the resulting shift in the jurisdictional mix of income, partially offset by excess tax benefits from stock-based awards.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our primary liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of November 2, 2025 consisted of: (i) $16,178 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility. In addition, we may also generate cash from the sale of assets and debt or equity financings from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements, (ii) research and development and capital expenditure needs, (iii) cash dividend payments (if and when declared by our Board of Directors), (iv) interest and principal payments related to our $67,120 million of outstanding indebtedness with $3,152 million principal amounts payable within 12 months, (v) payment of income taxes, (vi) business acquisitions and investments we may make from time to time, and (vii) discretionary share repurchases. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control. We expect capital expenditures to be higher in fiscal year 2026 as compared to fiscal year 2025.
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
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction, or evaluation of potential transactions, could require significant use of our cash and cash equivalents, or require us to increase our borrowings to fund such transactions. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, or unanticipated capital expenditures, our business and financial condition could suffer. In such circumstances, we may seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service our outstanding indebtedness and any other indebtedness we may incur will depend on our ability to generate cash in the future. We may also elect to issue additional debt or equity securities for reasons other than those specified above. From time to time, we manage our indebtedness through financings, redemptions, repayments, exchanges, tender offers, and other transactions. Such transactions will depend on prevailing market conditions, our liquidity requirements, the terms of indentures, contractual restrictions and other factors.

Working Capital
Working capital increased to $13,059 million at November 2, 2025 from $2,898 million at November 3, 2024. The increase was primarily attributable to the following:
•Cash and cash equivalents increased to $16,178 million at November 2, 2025 from $9,348 million at November 3, 2024 primarily due to $27,537 million in net cash provided by operating activities, partially offset by $11,142 million of dividend payments, $3,860 million of employee withholding tax payments related to net settled equity awards, $2,812 million of net repayments of borrowings, and $2,450 million of common stock repurchases.
•Trade accounts receivable, net increased to $7,145 million at November 2, 2025 from $4,416 million at November 3, 2024 primarily due to higher billings.
•Other current assets increased to $5,980 million at November 2, 2025 from $4,071 million at November 3, 2024 primarily from higher software contract assets, offset in part by lower prepaid taxes and the sale of assets held for sale.
These increases in working capital were offset in part by the following:
•Short-term debt increased to $3,152 million at November 2, 2025 from $1,271 million at November 3, 2024 primarily due to certain senior notes becoming due within the next twelve months, offset in part by repayments.
Capital Returns

	Fiscal Year Ended
Cash Dividends Declared and Paid	November 2, 2025	November 3, 2024

	(In millions, except per share data)
Dividends per share to common stockholders	$2.360	$2.105
Dividends to common stockholders	$11,142	$9,814
In April 2025, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2025, which was extended to December 31, 2026 subsequent to fiscal year 2025. During fiscal year 2025, we repurchased and retired 16 million shares of our common stock for $2,450 million with a $7,550 million remaining authorized amount available for future purchases as of November 2, 2025.
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
In December 2021 and May 2022, our Board of Directors authorized stock repurchase programs to repurchase up to an aggregate of $20 billion of our common stock from time to time through December 31, 2023. During the first quarter of fiscal year 2024, we repurchased and retired 67 million shares of our common stock for $7,176 million, and all $20 billion of the aggregate authorized amount was utilized prior to expiration on December 31, 2023.
During fiscal years 2025 and 2024, we paid $3,860 million and $5,216 million, respectively, in employee withholding taxes due upon the vesting of net settled equity awards. We withheld 17 million and 38 million shares of common stock from employees in connection with such net share settlements during fiscal years 2025 and 2024, respectively. In the second half of fiscal year 2025, we settled withholding taxes upon the vesting of employee equity awards using proceeds from the sale of a portion of the vested shares.

Cash Flows

	Fiscal Year Ended
	November 2, 2025	November 3, 2024

	(In millions)
Net cash provided by operating activities	$27,537	$19,962
Net cash used in investing activities	(580)	(23,070)
Net cash used in financing activities	(20,127)	(1,733)
Net change in cash and cash equivalents	$6,830	$(4,841)
Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $7,575 million increase in cash provided by operations during fiscal year 2025 compared to fiscal year 2024 was primarily due to $17,231 million higher net income, offset in part by $5,973 million lower non-cash adjustments for deferred taxes and other non-cash taxes, as well as $3,863 million from changes in operating assets and liabilities.
Investing Activities
Cash flows from investing activities primarily consist of cash used for acquisitions, proceeds from sales of businesses, capital expenditures, and proceeds and payments related to investments. The $22,490 million decrease in cash used in investing activities during fiscal year 2025 compared to fiscal year 2024 was primarily due to $25,416 million cash paid in connection with the acquisition of VMware, net of cash acquired in fiscal year 2024, offset in part by $3,185 million lower proceeds from sales of businesses in fiscal year 2025 compared to fiscal year 2024.
Financing Activities
Cash flows from financing activities primarily consist of proceeds and payments related to our borrowings, dividend payments, employee withholding tax payments related to net settled equity awards and authorized stock repurchases. The $18,394 million increase in cash used in financing activities during fiscal year 2025 compared to fiscal year 2024 was primarily due to net proceeds from term loans issued in connection with the acquisition of VMware in fiscal year 2024, debt repayments and higher dividend payments in fiscal year 2025, offset in part by lower stock repurchases and employee withholding tax payments related to net settled equity awards in fiscal year 2025 compared to fiscal year 2024.
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
Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding fixed-rate borrowings. As of November 2, 2025 and November 3, 2024, we had $67.1 billion and $56.3 billion in principal amount of fixed-rate borrowings outstanding, and the estimated aggregate fair value of these borrowings was $64.6 billion and $51.4 billion, respectively. As of November 2, 2025 and November 3, 2024, a hypothetical 50 basis point increase or decrease in market interest rates would change the fair value of our fixed-rate borrowings by approximately $1.9 billion and $1.7 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on our borrowings outstanding. To hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances, we have entered, and in the future may enter, into treasury rate lock contracts.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BROADCOM INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Broadcom Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Broadcom Inc. and its subsidiaries (the “Company”) as of November 2, 2025 and November 3, 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended November 2, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of November 2, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 2, 2025 and November 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 2, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 2, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition — Certain Software and Support Revenue in the Infrastructure Software Segment

As disclosed in Note 13 to the consolidated financial statements, the Company’s net revenue for the infrastructure software segment for the year ended November 2, 2025 was $27,029 million, a significant portion of which related to certain software and support revenue. As disclosed in Note 2, revenue is recognized when, or as, performance obligations are satisfied by transferring control of a promised product or service to a customer. Software arrangements primarily consist of fees that provide customers with a right to use the Company’s software and access general support and maintenance. Certain software arrangements permit customers to unilaterally cancel these arrangements at any time at the customer’s convenience, referred to as termination for convenience provisions. For software arrangements without termination for convenience provisions, management recognizes revenue for the license portion of the agreements upfront upon transfer of control to the customer. For software arrangements with termination for convenience provisions, management accounts for these arrangements as a series of daily contracts, resulting in ratable revenue recognition over the contractual period. Support services consist primarily of telephone support and the provision of unspecified updates and upgrades on a when-and-if-available basis for which revenue is recognized ratably over the term of the arrangement. Management allocates total contract consideration to each distinct performance obligation in a bundled arrangement on a relative standalone selling price basis. Management uses directly observable transactions to determine the standalone selling prices for performance obligations.

The principal consideration for our determination that performing procedures relating to revenue recognition of certain software and support revenue in the infrastructure software segment is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as quotes, contracts, purchase orders, evidence of transfer of control, and invoices; (ii) recalculating revenue recognized for a sample of transactions, including, where applicable, the allocation of transaction price to the performance obligations based on relative standalone selling price; (iii) testing the completeness and accuracy of the historical selling price data used to determine the standalone selling price of the performance obligations and recalculating management’s determination of the standalone selling price; and (iv) confirming a sample of outstanding customer invoice balances as of November 2, 2025 and, for confirmations not returned, obtaining and inspecting source documents such as contracts, invoices, sales orders, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 18, 2025
We have served as the Company’s auditor since 2006.

BROADCOM INC.
CONSOLIDATED BALANCE SHEETS

	November 2, 2025	November 3, 2024

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$16,178	$9,348
Trade accounts receivable, net	7,145	4,416
Inventory	2,270	1,760
Other current assets	5,980	4,071
Total current assets	31,573	19,595
Long-term assets:
Property, plant and equipment, net	2,530	2,521
Goodwill	97,801	97,873
Intangible assets, net	32,273	40,583
Other long-term assets	6,915	5,073
Total assets	$171,092	$165,645
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,560	$1,662
Employee compensation and benefits	2,129	1,971
Short-term debt	3,152	1,271
Other current liabilities	11,673	11,793
Total current liabilities	18,514	16,697
Long-term liabilities:
Long-term debt	61,984	66,295
Other long-term liabilities	9,302	14,975
Total liabilities	89,800	97,967
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 29,000 shares authorized; 4,741 and 4,686 shares issued and outstanding as of November 2, 2025 and November 3, 2024, respectively	5	5
Additional paid-in capital	71,308	67,466
Retained earnings	9,761	—
Accumulated other comprehensive income	218	207
Total stockholders’ equity	81,292	67,678
Total liabilities and equity	$171,092	$165,645
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	November 2, 2025	November 3, 2024	October 29, 2023

	(In millions, except per share data)
Net revenue:
Products	$44,847	$34,960	$28,949
Subscriptions and services	19,040	16,614	6,870
Total net revenue	63,887	51,574	35,819
Cost of revenue:
Cost of products sold	12,115	9,805	8,641
Cost of subscriptions and services	2,371	2,983	631
Amortization of acquisition-related intangible assets	6,031	6,023	1,853
Restructuring charges	76	254	4
Total cost of revenue	20,593	19,065	11,129
Gross margin	43,294	32,509	24,690
Research and development	10,977	9,310	5,253
Selling, general and administrative	4,211	4,959	1,592
Amortization of acquisition-related intangible assets	2,031	3,244	1,394
Restructuring and other charges	591	1,533	244
Total operating expenses	17,810	19,046	8,483
Operating income	25,484	13,463	16,207
Interest expense	(3,210)	(3,953)	(1,622)
Other income, net	455	406	512
Income from continuing operations before income taxes	22,729	9,916	15,097
Provision for (benefit from) income taxes	(397)	3,748	1,015
Income from continuing operations	23,126	6,168	14,082
Loss from discontinued operations, net of income taxes	—	(273)	—
Net income	$23,126	$5,895	$14,082

Basic income per share:
Income per share from continuing operations	$4.91	$1.33	$3.39
Loss per share from discontinued operations	—	(0.06)	—
Net income per share	$4.91	$1.27	$3.39

Diluted income per share:
Income per share from continuing operations	$4.77	$1.29	$3.30
Loss per share from discontinued operations	—	(0.06)	—
Net income per share	$4.77	$1.23	$3.30

Weighted-average shares used in per share calculations:
Basic	4,712	4,624	4,149
Diluted	4,853	4,778	4,272
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	November 2, 2025	November 3, 2024	October 29, 2023

	(In millions)
Net income	$23,126	$5,895	$14,082
Other comprehensive income, net of tax:
Change in unrealized gain on derivative instruments	(4)	(1)	290
Change in actuarial loss and prior service costs associated with defined benefit plans	15	1	(29)
Other comprehensive income, net of tax	11	—	261
Comprehensive income	$23,137	$5,895	$14,343
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	November 2, 2025	November 3, 2024	October 29, 2023

	(In millions)
Cash flows from operating activities:
Net income	$23,126	$5,895	$14,082
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	8,201	9,417	3,333
Depreciation	574	593	502
Stock-based compensation	7,568	5,741	2,171
Deferred taxes and other non-cash taxes	(4,008)	1,965	(501)
Loss on debt extinguishment	138	157	—
Non-cash interest expense	344	427	132
Other	94	404	9
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(2,717)	2,327	(187)
Inventory	(510)	150	27
Accounts payable	(118)	121	209
Employee compensation and benefits	300	78	(279)
Other current assets and current liabilities	(1,837)	(5,323)	(628)
Other long-term assets and long-term liabilities	(3,618)	(1,990)	(785)
Net cash provided by operating activities	27,537	19,962	18,085
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(25,978)	(53)
Proceeds from sales of businesses	300	3,485	—
Purchases of property, plant and equipment	(623)	(548)	(452)
Purchases of investments	(597)	(175)	(346)
Sales of investments	248	156	228
Other	92	(10)	(66)
Net cash used in investing activities	(580)	(23,070)	(689)
Cash flows from financing activities:
Proceeds from long-term borrowings	15,666	39,954	—
Payments on debt obligations	(18,478)	(19,608)	(403)
Payments of dividends	(11,142)	(9,814)	(7,645)
Repurchases of common stock - repurchase program	(2,450)	(7,176)	(5,824)
Shares repurchased for tax withholdings on vesting of equity awards	(3,860)	(5,216)	(1,861)
Issuance of common stock	221	190	122
Other	(84)	(63)	(12)
Net cash used in financing activities	(20,127)	(1,733)	(15,623)
Net change in cash and cash equivalents	6,830	(4,841)	1,773
Cash and cash equivalents at beginning of period	9,348	14,189	12,416
Cash and cash equivalents at end of period	$16,178	$9,348	$14,189
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,672	$3,250	$1,503
Cash paid for income taxes	$2,589	$3,155	$1,782
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of October 30, 2022	4,179	$4	$21,155	$1,604	$(54)	$22,709
Net income	—	—	—	14,082	—	14,082
Other comprehensive income	—	—	—	—	261	261
Dividends to common stockholders	—	—	—	(7,645)	—	(7,645)
Common stock issued	77	—	122	—	—	122
Stock-based compensation	—	—	2,171	—	—	2,171
Repurchases of common stock	(91)	—	(481)	(5,359)	—	(5,840)
Shares repurchased for tax withholdings on vesting of equity awards	(26)	—	(1,872)	—	—	(1,872)
Balance as of October 29, 2023	4,139	4	21,095	2,682	207	23,988
Net income	—	—	—	5,895	—	5,895
Issuance of common stock upon the acquisition of VMware, Inc.	544	1	53,420	—	—	53,421
Fair value of partially vested equity awards assumed in connection with the acquisition of VMware, Inc.	—	—	750	—	—	750
Dividends to common stockholders	—	—	(2,809)	(7,005)	—	(9,814)
Common stock issued	108	—	190	—	—	190
Stock-based compensation	—	—	5,747	—	—	5,747
Repurchases of common stock	(67)	—	(5,604)	(1,572)	—	(7,176)
Shares repurchased for tax withholdings on vesting of equity awards	(38)	—	(5,323)	—	—	(5,323)
Balance as of November 3, 2024	4,686	5	67,466	—	207	67,678
Net income	—	—	—	23,126	—	23,126
Other comprehensive income	—	—	—	—	11	11
Dividends to common stockholders	—	—	—	(11,142)	—	(11,142)
Common stock issued	88	—	221	—	—	221
Stock-based compensation	—	—	7,570	—	—	7,570
Repurchases of common stock	(16)	—	(227)	(2,223)	—	(2,450)
Shares repurchased for tax withholdings on vesting of equity awards	(17)	—	(3,722)	—	—	(3,722)
Balance as of November 2, 2025	4,741	$5	$71,308	$9,761	$218	$81,292
The accompanying notes are an integral part of these consolidated financial statements.

BROADCOM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation
Overview
Broadcom Inc. (“Broadcom”), a Delaware corporation, is a global technology leader that designs, develops and supplies a broad range of semiconductor and semiconductor-based solutions and infrastructure software solutions. Our semiconductor and semiconductor-based solutions include a broad portfolio of complex digital and mixed signal devices based on silicon wafers with complementary metal oxide semiconductor transistors, III-V based devices, network interface cards and other modules, switches, subsystems and, in some cases, racks. Our solutions are used in a wide array of environments, end products and applications, such as enterprise and artificial intelligence (“AI”) data centers, servers and networking and connectivity equipment, as well as storage systems, home connectivity devices, set-top boxes, broadband access, telecommunication equipment, wireless devices and base stations, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions help enterprises simplify their information technology (“IT”) environments. Our customers rely on our infrastructure and security software solutions to modernize, optimize, and secure the most complex private cloud, hybrid cloud and edge environments. This enables scalability, agility, automation, insights, resiliency and security, making it easy for customers to run their mission-critical workloads. We also offer mission-critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our,” and “us” mean Broadcom and its consolidated subsidiaries.
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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ended November 2, 2025 (“fiscal year 2025”) was a 52-week fiscal year. Our fiscal year ended November 3, 2024 (“fiscal year 2024”) was a 53-week fiscal year. Our fiscal year ended October 29, 2023 (“fiscal year 2023”) was a 52-week fiscal year.
The accompanying consolidated financial statements include the accounts of Broadcom and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
Certain prior period amounts reported in our consolidated statements of operations have been reclassified to conform to the current year presentation. See Note 3. “Revenue from Contracts with Customers” for additional information.
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
Trade accounts receivable, net.  Trade accounts receivable are recognized at the invoiced amount and do not bear interest. Accounts receivable are reduced by an allowance for doubtful accounts, which is our best estimate of the expected credit losses in our existing accounts receivable. We determine the allowance based on historical experience and current economic conditions, among other factors. Allowances for doubtful accounts were not material as of November 2, 2025 or November 3, 2024. Accounts receivable are also recognized net of sales returns and distributor credit allowances. These amounts are recognized when it is both probable and estimable that discounts will be granted or products will be returned. Allowances for sales returns and distributor credit allowances as of November 2, 2025 and November 3, 2024 were $74 million and $101 million, respectively.
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
We use foreign exchange forward contracts to manage exposure to foreign exchange risk. These forward contracts are not designated as hedging instruments, and the changes in fair value are recognized in other income, net in the period of change. We did not have any material foreign exchange forward contracts outstanding as of November 2, 2025 or November 3, 2024. The gains and losses recorded in other income, net for derivative instruments not designated as hedges were not material.
During fiscal year 2023 and the fiscal year ended October 30, 2022, we entered into treasury rate lock contracts that mature in approximately one year to hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances. These treasury rate locks were designated and accounted for as cash flow hedging instruments. In August 2023, we early settled all treasury rate lock contracts, which had a $5.5 billion notional amount, for a cumulative gain of $371 million, net of $44 million of tax, as a component of accumulated other comprehensive income as of October 29, 2023. The cash receipts from the settlement were included in cash flows from operating activities in the consolidated statement of cash flows during fiscal year 2023. In fiscal years 2025 and 2024, upon the issuance of certain senior notes, as discussed in Note 10. “Borrowings”, we began amortizing a portion of the pre-tax cumulative gain in accumulated other comprehensive income to interest expense using the effective interest method through the maturity dates of the senior notes.

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
Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. Quantitative and qualitative information for Level 3 assets and liabilities reviewed at each reporting period includes indicators of significant deterioration in the earnings performance, credit rating, asset quality, business prospects of the investee, and financial indicators of the investee's ability to continue as a going concern.
Business combinations. We account for business combinations under the acquisition method of accounting, which requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition-date fair values, except for revenue contracts acquired, which are recognized in accordance with our revenue recognition policy. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our consolidated statements of operations. Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date, for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies, and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain acquired intangible assets include the present value of projected cash flows regarding the projected revenues, projected expenses which include cost of revenue, research and development and selling, general and administrative expenses, technology obsolescence rate, contributory asset charges, discount rate and income tax rate for developed technology; the projected revenues, customer retention rate, customer ramp up period, discount rate and income tax rate for the customer contracts and related relationships; the projected revenues, technology obsolescence rate, expected costs to develop in-process research and development (“IPR&D”) into commercially viable products, discount rate and income tax rate for the IPR&D; and the projected revenues, brand asset phase-out pattern, brand asset royalty rate, discount rate and the income tax rate for the trade name. Unanticipated events and circumstances may occur which could affect the accuracy or validity of such assumptions, estimates or actual results.
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
Products. Our products revenue consists of sales of semiconductor and semiconductor-based solutions and the license portion of software arrangements when we recognize revenue upfront.

We recognize semiconductor products revenue from sales to direct customers and distributors when control transfers to the customer. Rebates and incentives offered to distributors, which are earned when sales to end customers are completed, are estimated at the point of revenue recognition. We have elected to exclude from the transaction price any taxes collected from a customer and to account for shipping and handling activities performed after a customer obtains control of the product as activities to fulfill the promise to transfer the product. From time to time, certain customers agree to pay us secure supply fees in exchange for prioritized fulfillment of product orders. Such fees are included in the transaction price of the product orders and are recognized as revenue in the period that control over the products is transferred to the customer.
We recognize software products revenue for the upfront license portion of software arrangements sold. Our software arrangements primarily consist of fees, which may be paid either at contract inception or in installments over the contract term, that provide customers with a right to use the software, access general support and maintenance, and utilize our professional services. Our software licenses have standalone functionality from which customers derive benefit, and the customer obtains control of the software when it is delivered or made available for download. Certain of our software arrangements permit our customers to unilaterally terminate or cancel these arrangements at any time at the customer’s convenience, referred to as termination for convenience provisions, without substantive termination penalty and receive a pro-rata refund of any prepaid fees. For software arrangements without termination for convenience provisions, we recognize revenue for the license portion of the agreements upfront upon transfer of control to the customer, referred to as upfront license revenue, within products revenue. For software arrangements with termination for convenience provisions, we account for these arrangements as a series of daily contracts, resulting in ratable revenue recognition of software revenue over the contractual period, and include them within subscriptions and services revenue.
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
Stock-based compensation expense.  We recognize compensation expense for time-based restricted stock units (“RSUs”) using the straight-line amortization method based on the fair value of RSUs on the date of grant. The fair value of RSUs is the closing market price of Broadcom common stock on the date of grant, reduced by the present value of dividends expected to be paid on Broadcom common stock prior to vesting. We recognize compensation expense for employee stock purchase plan rights under the Broadcom Inc. Employee Stock Purchase Plan, as amended (“ESPP”) based on the estimated grant-date fair value determined using the Black-Scholes valuation model with a straight-line amortization method.
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
Net income per share. Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares outstanding include the dilutive effect of unvested RSUs and ESPP rights (together referred to as “equity awards”). Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share.
The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. Under the treasury stock method, the amount the employee must pay for purchasing shares under the ESPP and the amount of compensation expense for future service that we have not yet recognized are collectively assumed to be used to repurchase shares.
Recently Adopted Accounting Guidance. In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances disclosures about significant segment expenses. We adopted this standard in the fourth quarter of fiscal year 2025. See Note 13. “Segment Information” for additional information.
3. Revenue from Contracts with Customers
Reclassifications to Consolidated Statements of Operations
In fiscal year 2025, we included upfront license revenue of $7,800 million within products revenue in our consolidated statements of operations. To conform to the current year presentation, we reclassified $4,601 million and $1,058 million of upfront license revenue from subscriptions and services revenue to products revenue for fiscal years 2024 and 2023, respectively. We also reclassified the related costs for the upfront license revenue, which were immaterial, for the periods presented.
In the revenue disaggregation tables by type and by region presented below, we included $5,539 million, $559 million and $1,702 million of upfront license revenue in products revenue within the Americas; Asia Pacific; and Europe, the Middle East and Africa regions, respectively, for fiscal year 2025. To conform to the current year presentation, we reclassified $2,654 million, $650 million, and $1,297 million of upfront license revenue from subscriptions and services revenue to products revenue within the Americas; Asia Pacific; and Europe, the Middle East and Africa regions, respectively, for fiscal year 2024. We also reclassified $990 million, $9 million, and $59 million of upfront license revenue from subscriptions and services revenue to products revenue within the Americas; Asia Pacific; and Europe, the Middle East and Africa regions, respectively, for fiscal year 2023.
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

The following tables present revenue disaggregated by type of revenue and by region for the periods presented:

	Fiscal Year 2025
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$7,908	$33,596	$3,343	$44,847
Subscriptions and services	11,031	2,300	5,709	19,040
Total	$18,939	$35,896	$9,052	$63,887

	Fiscal Year 2024
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$4,898	$26,869	$3,193	$34,960
Subscriptions and services	10,072	1,553	4,989	16,614
Total	$14,970	$28,422	$8,182	$51,574

	Fiscal Year 2023
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$3,591	$23,272	$2,086	$28,949
Subscriptions and services	4,688	648	1,534	6,870
Total	$8,279	$23,920	$3,620	$35,819
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose revenue by region based primarily on the geographic shipment location or delivery location specified by our distributors, original equipment manufacturer (“OEM”) customers, contract manufacturers, channel partners, or software customers.
Contract Balances
Contract assets and contract liabilities balances were as follows:

	November 2, 2025	November 3, 2024

	(In millions)
Contract Assets	$8,922	$4,402

Contract Liabilities	$13,016	$14,495
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
As of November 2, 2025, approximately 67% of contract liabilities related to contracts subject to termination for convenience provisions. The amount of revenue recognized during fiscal year 2025 that was included in the contract liabilities balance as of November 3, 2024 was $9,205 million. The amount of revenue recognized during fiscal year 2024 that was included in the contract liabilities balance as of October 29, 2023 was $2,440 million.

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
Certain multi-year customer contracts in our semiconductor solutions segment and infrastructure software segment, including contracts where customers do not have termination rights, contain firmly committed amounts and the remaining performance obligations under these contracts as of November 2, 2025 were approximately $33.3 billion. We expect approximately 35% of this amount to be recognized as revenue over the next 12 months. For contracts with termination for convenience rights, our customers generally do not exercise those rights. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
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
Our results of continuing operations included $12,384 million of net revenue attributable to VMware for fiscal year 2024. It is impracticable to determine the effect on net income attributable to VMware as we immediately integrated VMware into our ongoing operations. Transaction costs related to the VMware Merger of $255 million were included in selling, general and administrative expense for fiscal year 2024.

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
____________________________
(a) Released during fiscal year 2024.
(b) $1,520 million and $1,380 million were released during fiscal years 2025 and 2024, respectively.
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
5. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $3,163 million and $1,716 million of time deposits and $2,239 million and $1,171 million of money-market funds as of November 2, 2025 and November 3, 2024, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $7,401 million, $5,900 million and $3,975 million during fiscal years 2025, 2024 and 2023, respectively. Factoring fees for the sales of receivables were recorded in other income, net and were not material for any of the periods presented.
Inventory

	November 2, 2025	November 3, 2024

	(In millions)
Finished goods	$682	$504
Work-in-process	1,280	970
Raw materials	308	286
Total inventory	$2,270	$1,760

Property, Plant and Equipment, Net

	November 2, 2025	November 3, 2024

	(In millions)
Land	$204	$204
Construction in progress	78	57
Buildings and leasehold improvements	1,488	1,518
Machinery and equipment	5,656	5,246
Total property, plant and equipment	7,426	7,025
Accumulated depreciation and amortization	(4,896)	(4,504)
Total property, plant and equipment, net	$2,530	$2,521
Depreciation expense was $574 million, $593 million and $502 million for fiscal years 2025, 2024 and 2023, respectively.
Other Current Assets

	November 2, 2025	November 3, 2024

	(In millions)
Current portion of contract assets	$5,005	$1,916
Prepaid expenses	518	1,391
Other	457	764
Total other current assets	$5,980	$4,071
Other Current Liabilities

	November 2, 2025	November 3, 2024

	(In millions)
Contract liabilities	$9,469	$9,395
Tax liabilities	921	720
Interest payable	620	535
Other	663	1,143
Total other current liabilities	$11,673	$11,793
Other Long-Term Liabilities

	November 2, 2025	November 3, 2024

	(In millions)
Contract liabilities	$3,547	$5,100
Deferred tax liabilities	2,704	4,703
Unrecognized tax benefits, interest and penalties	1,628	3,669
Other	1,423	1,503
Total other long-term liabilities	$9,302	$14,975

Other Income, Net

	Fiscal Year
	2025	2024	2023

	(In millions)
Interest income	$347	$461	$535
Other income	210	21	15
Gain (loss) on investments	(17)	(12)	11
Other expense	(85)	(64)	(49)
Other income, net	$455	$406	$512
Other income and other expense include gains on sales of businesses, foreign exchange gains and losses, factoring fees for the sales of receivables, and other miscellaneous items.
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
6. Leases
We have operating leases for our facilities, land, data centers and certain equipment. Operating lease expense was $182 million, $187 million and $91 million for fiscal years 2025, 2024 and 2023, respectively.
Other operating lease information, which included the impact of VMware leases acquired on November 22, 2023, was as follows:

	Fiscal Year
	2025	2024	2023
	(In millions)
Cash paid for leases included in operating cash flows	$277	$223	$90
ROU assets obtained in exchange for lease liabilities	$220	$1,165	$28

	November 2, 2025	November 3, 2024
Weighted-average remaining lease term (in years)	11	11
Weighted-average discount rate	4.78%	5.31%

Supplemental balance sheet information related to operating leases was as follows:

	Classification on the Consolidated Balance Sheets	November 2, 2025	November 3, 2024
		(In millions)
ROU assets	Other long-term assets	$1,318	$1,325
Short-term lease liabilities	Other current liabilities	$144	$207
Long-term lease liabilities	Other long-term liabilities	$1,181	$1,143
Future minimum operating lease payments under non-cancelable leases as of November 2, 2025 were as follows:

(In millions)
2026	$212
2027	196
2028	168
2029	144
2030	128
Thereafter	877
Total undiscounted liabilities	1,725
Less: interest	(400)
Present value of lease liabilities	$1,325
7. Goodwill and Intangible Assets
Goodwill

	Semiconductor Solutions	Infrastructure Software	Total

	(In millions)
Balance as of October 29, 2023	$26,001	$17,652	$43,653
Acquisition of VMware	—	54,206	54,206
Acquisition of Seagate's SoC operations	14	—	14
Balance as of November 3, 2024	26,015	71,858	97,873
Sales of businesses	(2)	(70)	(72)
Balance as of November 2, 2025	$26,013	$71,788	$97,801
During the fourth quarter of fiscal years 2025, 2024 and 2023, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of these years.

Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of November 2, 2025:
Purchased technology	$32,781	$(14,401)	$18,380
Customer contracts and related relationships	15,791	(4,003)	11,788
Trade names	1,612	(399)	1,213
Other	186	(114)	72
Intangible assets subject to amortization	50,370	(18,917)	31,453
IPR&D	820	—	820
Total	$51,190	$(18,917)	$32,273

As of November 3, 2024:
Purchased technology	$35,467	$(12,551)	$22,916
Customer contracts and related relationships	16,186	(2,271)	13,915
Trade names	1,720	(369)	1,351
Other	166	(105)	61
Intangible assets subject to amortization	53,539	(15,296)	38,243
IPR&D	2,340	—	2,340
Total	$55,879	$(15,296)	$40,583
Based on the amount of intangible assets subject to amortization at November 2, 2025, the expected amortization expense for each of the next five fiscal years and thereafter was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2026	$7,880
2027	6,805
2028	5,673
2029	4,547
2030	3,365
Thereafter	3,183
Total	$31,453
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	November 2, 2025

(In years)
Purchased technology	6
Customer contracts and related relationships	6
Trade names	11
Other	11

8. Net Income Per Share

	Fiscal Year
	2025	2024	2023

	(In millions, except per share data)
Numerator:
Income from continuing operations	$23,126	$6,168	$14,082
Loss from discontinued operations, net of income taxes	—	(273)	—
Net income	$23,126	$5,895	$14,082

Denominator:
Weighted-average shares outstanding - basic	4,712	4,624	4,149
Dilutive effect of equity awards	141	154	123
Weighted-average shares outstanding - diluted	4,853	4,778	4,272

Basic income per share:
Income per share from continuing operations	$4.91	$1.33	$3.39
Loss per share from discontinued operations	—	(0.06)	—
Net income per share	$4.91	$1.27	$3.39

Diluted income per share:
Income per share from continuing operations	$4.77	$1.29	$3.30
Loss per share from discontinued operations	—	(0.06)	—
Net income per share	$4.77	$1.23	$3.30
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
Net Periodic Benefit Cost

	Fiscal Year
	2025	2024	2023

	(In millions)
Service cost	$13	$17	$8
Interest cost	56	63	60
Expected return on plan assets	(53)	(60)	(59)
Other	(3)	(2)	—
Net periodic benefit cost	$13	$18	$9

Net actuarial (gain) loss	$(1)	$(3)	$20
The components of net periodic benefit cost other than the service cost are included in other income, net and service cost is recognized in operating expenses in the consolidated statements of operations.

Benefit Obligations and Plan Assets

	Pension Benefits
	November 2, 2025	November 3, 2024

	(In millions)
Change in plan assets:
Fair value of plan assets — beginning of period	$1,158	$1,105
Actual return on plan assets	120	123
Employer contributions	28	21
Plan participants’ contributions	1	1
Benefit payments	(107)	(108)
Plan assets acquired in VMware acquisition	—	18
Foreign currency impact	(3)	(2)
Fair value of plan assets — end of period	1,197	1,158
Change in benefit obligations:
Benefit obligations — beginning of period	1,194	1,101
Service cost	13	17
Interest cost	56	63
Actuarial loss	86	65
Plan participants’ contributions	1	1
Benefit payments	(107)	(108)
Curtailments	(4)	(13)
Benefit obligations assumed in VMware acquisition	—	72
Foreign currency impact	(3)	(4)
Benefit obligations — end of period	1,236	1,194

Underfunded status of benefit obligations (a)	$(39)	$(36)

Actuarial losses and prior service costs recognized in accumulated other comprehensive income, net of taxes	$(111)	$(106)
_______________________________
(a)Substantially all amounts recognized on the consolidated balance sheets were recorded in other long-term assets and other long-term liabilities for all periods presented.
Plans with benefit obligations less than plan assets:

	November 2, 2025	November 3, 2024

	(In millions)
Projected benefit obligations	$136	$1,064
Accumulated benefit obligations	$135	$1,063
Fair value of plan assets	$193	$1,118

Plans with benefit obligations in excess of plan assets:

	November 2, 2025	November 3, 2024

	(In millions)
Projected benefit obligations	$1,100	$130
Accumulated benefit obligations	$1,066	$99
Fair value of plan assets	$1,004	$40
The fair value of pension plan assets as of November 2, 2025 and November 3, 2024 included $299 million and $229 million, respectively, of assets for our non-U.S. pension plans.
The projected benefit obligations as of November 2, 2025 and November 3, 2024 included $329 million and $260 million, respectively, of obligations related to our non-U.S. pension plans. The accumulated benefit obligations as of November 2, 2025 and November 3, 2024 included $294 million and $229 million, respectively, of obligations related to our non-U.S. pension plans.
Expected Future Benefit Payments

Fiscal Years:	Expected Benefit Payments

(In millions)
2026	$102
2027	$96
2028	$95
2029	$94
2030	$92
2031-2035	$423
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
The target asset allocation for the U.S. qualified pension plan reflects a risk/return profile that we believe is appropriate relative to the liability structure and return goals for the plan. We periodically review the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. For both fiscal years 2025 and 2024, 100% of the U.S. qualified pension plan assets were allocated to fixed income, in line with the target allocation. The fixed income allocation is primarily directed toward long-term core bond investments, with smaller allocations to Treasury Inflation-Protected Securities and high-yield bonds.

Fair Value Measurement of Plan Assets

	November 2, 2025
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Total

	(In millions)
Cash equivalents	$17	(a)	$—		$17
Equity securities:
Non-U.S. equity securities	40	(b)	—		40
Fixed-income securities:
U.S. treasuries	—		116	(c)	116
Corporate bonds	—		820	(c)	820
Municipal bonds	—		18	(c)	18
Government bonds	—		47	(c)	47
Plan assets measured by fair value hierarchy	$57		$1,001		1,058
Plan assets measured at net asset value					139	(d)
Total plan assets					$1,197

	November 3, 2024
	Fair Value Measurements at Reporting Date Using
	Level 1		Level 2		Total

	(In millions)
Cash equivalents	$17	(a)	$—		$17
Equity securities:
Non-U.S. equity securities	83	(b)	—		83
Fixed-income securities:
U.S. treasuries	—		184	(c)	184
Corporate bonds	—		715	(c)	715
Municipal bonds	—		22	(c)	22
Government bonds	—		14	(c)	14
Asset-backed securities	—		1	(c)	1
Plan assets measured by fair value hierarchy	$100		$936		1,036
Plan assets measured at net asset value					122	(d)
Total plan assets					$1,158
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

	Assumptions for Benefit Obligations as of		Assumptions for Net Periodic Benefit Cost Fiscal Year
	November 2, 2025	November 3, 2024	2025	2024	2023
Discount rate	1.00%-6.75%	1.75%-6.75%	1.75%-6.75%	1.75%-7.10%	1.25%-7.25%
Average increase in compensation levels	1.50%-8.85%	2.00%-8.80%	2.00%-8.85%	2.00%-8.80%	2.00%-10.00%
Expected long-term return on assets	N/A	N/A	2.50%-6.75%	2.50%-7.25%	2.50%-7.00%
Defined Contribution Plans
Our eligible U.S. employees participate in a company-sponsored 401(k) plan. Under the plan, we match employee contributions dollar for dollar up to 6% of their eligible earnings. All matching contributions vest immediately. During fiscal years 2025, 2024 and 2023, we made contributions of $174 million, $210 million and $100 million, respectively, to the 401(k) plan. The increase in fiscal year 2024 was due to the VMware Merger.
In addition, other eligible employees outside of the U.S. receive retirement benefits under various defined contribution retirement plans.

10. Borrowings

	Effective Interest Rate		November 2, 2025	November 3, 2024

	(Dollars in millions)
September 2025 Senior Notes
4.200% notes due October 2030	4.34%		$1,000	$—
4.800% notes due February 2036	4.90%		2,250	—
4.900% notes due February 2038	4.99%		1,750	—
			5,000	—
July 2025 Senior Notes
4.600% notes due July 2030	4.49%	(a)	1,750	—
4.900% notes due July 2032	5.04%		1,750	—
5.200% notes due July 2035	4.77%	(a)	2,500	—
			6,000	—
January 2025 Senior Notes
4.800% notes due April 2028	5.03%		1,100	—
5.050% notes due April 2030	5.20%		800	—
5.200% notes due April 2032	5.34%		1,100	—
			3,000	—
October 2024 Senior Notes
4.150% notes due February 2028	4.36%		875	875
4.350% notes due February 2030	4.51%		1,500	1,500
4.550% notes due February 2032	4.70%		875	875
4.800% notes due October 2034	4.38%	(a)	1,750	1,750
			5,000	5,000
July 2024 Senior Notes
5.050% notes due July 2027	5.27%		1,250	1,250
5.050% notes due July 2029	5.23%		2,250	2,250
5.150% notes due November 2031	5.30%		1,500	1,500
			5,000	5,000
April 2022 Senior Notes
4.000% notes due April 2029	4.17%		750	750
4.150% notes due April 2032	4.30%		1,200	1,200
4.926% notes due May 2037	5.33%		2,500	2,500
			4,450	4,450
September 2021 Senior Notes
3.137% notes due November 2035	4.23%		3,250	3,250
3.187% notes due November 2036	4.79%		2,750	2,750
			6,000	6,000
March 2021 Senior Notes
3.419% notes due April 2033	4.66%		2,250	2,250
3.469% notes due April 2034	4.63%		3,250	3,250
			5,500	5,500

	Effective Interest Rate	November 2, 2025	November 3, 2024

	(Dollars in millions)
January 2021 Senior Notes
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
June 2020 Senior Notes
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	1,118	1,118
		1,870	1,870
May 2020 Senior Notes
3.150% notes due November 2025	3.29%	900	900
4.150% notes due November 2030	4.27%	1,856	1,856
4.300% notes due November 2032	4.39%	2,000	2,000
		4,756	4,756
April 2020 Senior Notes
5.000% notes due April 2030	5.18%	606	606

April 2019 Senior Notes
4.750% notes due April 2029	4.95%	1,655	1,655

2017 Senior Notes
3.125% notes due January 2025	3.23%	—	495
3.875% notes due January 2027	4.02%	—	2,922
3.500% notes due January 2028	3.60%	777	777
		777	4,194
Assumed VMware Senior Notes
4.500% notes due May 2025	5.81%	—	750
1.400% notes due August 2026	5.60%	1,500	1,500
4.650% notes due May 2027	5.60%	—	500
3.900% notes due August 2027	5.50%	1,250	1,250
1.800% notes due August 2028	5.44%	750	750
4.700% notes due May 2030	5.75%	750	750
2.200% notes due August 2031	5.74%	1,500	1,500
		5,750	7,000
Assumed CA Senior Notes
4.700% notes due March 2027	5.15%	—	215

Other senior notes
4.500% notes due August 2034	4.55%	6	6

Total senior notes outstanding		65,370	56,252

	Effective Interest Rate	November 2, 2025	November 3, 2024

	(Dollars in millions)
4.540% term loan due May 2028	4.59%	1,000	—

4.489% term loan due May 2028	4.55%	750	—

2023 Term Loans - floating rate
SOFR plus 1.125% term loan due November 2026	6.23%	—	5,595
SOFR plus 1.125% term loan due November 2028	5.63%	—	8,000
		—	13,595

Total term loans outstanding		1,750	13,595

Total debt principal outstanding		$67,120	$69,847

Current portion of principal amount outstanding		$3,152	$1,245
Short-term finance lease liabilities		—	26
Total short-term debt		$3,152	$1,271

Non-current portion of principal amount outstanding		$63,968	$68,602
Long-term finance lease liabilities		—	13
Unamortized discount and issuance costs		(1,984)	(2,320)
Total long-term debt		$61,984	$66,295

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
Senior Notes
We may redeem or purchase, in whole or in part, any of our senior notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indentures governing the respective notes, plus accrued and unpaid interest. With the exception of the senior notes issued in September 2025, in the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest. Each series of the senior notes pays interest semi-annually.
During fiscal year 2025, we issued senior unsecured notes for an aggregate principal amount of $3.0 billion in January 2025, $6.0 billion in July 2025, and $5.0 billion in September 2025. We repaid and redeemed a total of $4,882 million of senior notes.
Fixed-Rate Term Loans
We entered into a $750 million three-year term loan at a 4.489% fixed rate on May 2, 2025 and a $1.0 billion three-year term loan at a 4.540% fixed rate on May 9, 2025. Interest on the term loans is due quarterly. We are permitted to prepay the term loans at any time, subject to a specified make-whole premium determined in accordance with the credit agreements governing the respective term loans, plus accrued and unpaid interest.

2025 Credit Agreement
In January 2025, we entered into a credit agreement (the “2025 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit under the revolving credit facility would reduce the aggregate amount otherwise available under such facility for revolving loans. Subject to the terms of the 2025 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 13, 2030 or (b) the date that the commitments are terminated either at our request or, if an event of default occurs, by the lenders. In connection with the 2025 Credit Agreement, we terminated the credit agreement entered into in January 2021, which provided for a five-year $7.5 billion unsecured revolving credit facility. We had no borrowings outstanding under our revolving credit facility at either November 2, 2025 or November 3, 2024.
Commercial Paper
In January 2025, we increased the maximum amount of our commercial paper program, pursuant to which we may issue unsecured commercial paper notes in an aggregate principal amount of up to $4.0 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of issuance. The discount associated with the commercial paper is amortized to interest expense over its term. We had no commercial paper outstanding at either November 2, 2025 or November 3, 2024.
2023 Term Loans
On August 15, 2023, we entered into a credit agreement (the “2023 Credit Agreement”), which provided us with the ability to borrow term loans in connection with the VMware Merger. Upon completion of the VMware Merger, we entered a series of unsecured facilities for an aggregate principal amount of $30,390 million (the “2023 Term Loans”). The 2023 Term Loans bore interest, payable monthly or every three months at our election, at floating interest rates tied to the Secured Overnight Financing Rate (“SOFR”). Subject to the terms of the 2023 Credit Agreement, we were permitted to voluntarily make prepayments of the term loans without penalty. During fiscal year 2025, we repaid the remaining $13,595 million of 2023 Term Loans and terminated the 2023 Credit Agreement. As a result of these repayments, we wrote off unamortized discount and issuance costs of $118 million, which were included in interest expense in the consolidated statements of operations.
Fair Value of Debt
As of November 2, 2025, the estimated aggregate fair value of our debt was $64,609 million which was determined using quoted prices from less active markets or other observable inputs. All of our debt obligations are categorized as Level 2 instruments.
Future Principal Payments of Debt
The future scheduled principal payments of debt as of November 2, 2025 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2026	$3,152
2027	2,500
2028	7,120
2029	4,655
2030	6,406
Thereafter	43,287
Total	$67,120
    As of November 2, 2025 and November 3, 2024, we were in compliance with all debt covenants.

11. Stockholders’ Equity
Cash Dividends Declared and Paid

	Fiscal Year
	2025	2024	2023

	(In millions, except per share data)
Dividends per share to common stockholders	$2.360	$2.105	$1.840
Dividends to common stockholders	$11,142	$9,814	$7,645
Stock Repurchase Programs
In April 2025, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2025, which was extended to December 31, 2026 subsequent to fiscal year 2025. During fiscal year 2025, we repurchased and retired 16 million shares of our common stock for $2,450 million with a $7,550 million remaining authorized amount available for future purchases as of November 2, 2025. Repurchases under this stock repurchase program may be effected through a variety of methods, including open market or privately negotiated purchases. The timing and amount of shares repurchased will depend on the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities and other factors. We are not obligated to repurchase any specific amount of shares of common stock, and the stock repurchase program may be suspended or terminated at any time.
In December 2021 and May 2022, our Board of Directors authorized stock repurchase programs to repurchase up to an aggregate of $20 billion of our common stock from time to time through December 31, 2023. During fiscal years 2024 and 2023, we repurchased and retired 67 million and 91 million shares of our common stock for $7,176 million and $5,824 million, respectively. All $20 billion of the aggregate authorized amount was utilized prior to expiration on December 31, 2023.
Equity Incentive Award Plans
2012 Plan
Under the Broadcom Inc. 2012 Stock Incentive Plan (the “2012 Plan”), we may grant stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant, restricted stock awards, and RSUs to employees. No participant may be granted such awards for more than an aggregate of 40 million shares in any fiscal year. Equity awards granted generally vest over four years. The total shares authorized for issuance under the 2012 Plan are 450 million. Awards cancelled or forfeited and shares withheld to satisfy tax withholding obligations become available for future issuance. As of November 2, 2025, 299 million shares remained available for issuance under the 2012 Plan.
We may grant market-based RSUs with both a service condition and a market condition as part of our equity compensation programs. The market-based RSUs generally vest over four years, subject to satisfaction of market conditions. During fiscal years 2025, 2024 and 2023, we granted market-based RSUs under which grantees may receive the number of shares ranging from 0% to 200% of the original grant at vesting based upon the total stockholder return (“TSR”) on our common stock on an absolute basis and as compared to the TSR of an index group of companies. During fiscal year 2023, we also granted market-based RSUs vesting over five years, subject to satisfaction of stock price performance milestones.
2007 Plan
In connection with the VMware Merger, we assumed the VMware, Inc. Amended and Restated 2007 Equity and Incentive Plan (the “2007 Plan”) and outstanding unvested RSU awards and PSU awards originally granted by VMware under the 2007 Plan that were held by continuing employees. These assumed awards were converted into approximately 46 million Broadcom RSUs and will vest in accordance with their original terms, generally over four years. Under the 2007 Plan, we may grant stock options and stock appreciation rights with an exercise price that is no less than the fair market value on the date of grant, restricted stock, RSUs, and other stock-based or cash-based awards to employees. Equity awards granted under the 2007 Plan following the VMware Merger are expected to be on similar terms and consistent with similar grants made pursuant to the 2012 Plan. Awards cancelled or forfeited and shares withheld to satisfy tax withholding obligations become available for future issuance. As of November 2, 2025, 33 million shares remained available for issuance under the 2007 Plan.

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
Stock-Based Compensation Expense

	Fiscal Year
	2025	2024	2023

	(In millions)
Cost of products sold	$218	$119	$88
Cost of subscriptions and services	626	545	122
Research and development	5,020	3,460	1,513
Selling, general and administrative	1,704	1,546	448
Total stock-based compensation expense(a)	$7,568	$5,670	$2,171

Estimated income tax benefits for stock-based compensation	$1,278	$991	$367
Excess income tax benefits for stock-based awards exercised or released	$2,186	$1,296	$507
_____________________________
(a) Does not include stock-based compensation expense related to discontinued operations recognized during fiscal year 2024, which was included in loss from discontinued operations, net of income taxes in our consolidated statement of operations.
Stock-based compensation expense for fiscal years 2025 and 2024 included $479 million and $1,613 million, respectively, related to equity awards assumed in connection with the VMware Merger.
During the second quarter of fiscal year 2025, we granted two-year time- and market-based RSU awards (the “Two-Year Equity Awards”) in lieu of our annual employee equity awards historically granted in the second quarter of each fiscal year. Each of the Two-Year Equity Awards vests on the same basis as two annual grants with staggered vesting start dates of March 15, 2025 and March 15, 2026 and successive four-year vesting periods. We recognize stock-based compensation expense related to these awards from the grant date through their respective vesting date, ranging from four to five years. Stock-based compensation expense related to the Two-Year Equity Awards was $2,846 million for fiscal year 2025.
As of November 2, 2025, the total unrecognized compensation cost related to unvested stock-based awards was $23,833 million, which is expected to be recognized over the remaining weighted-average service period of 3.4 years.
The following table summarizes the weighted-average assumptions utilized to calculate the fair value of market-based awards granted in the periods presented:

	Fiscal Year
	2025	2024	2023
Risk-free interest rate	4.0%	4.2%	4.0%
Dividend yield	1.2%	1.7%	3.3%
Volatility	39.1%	32.0%	32.8%
Expected term (in years)	4.4	3.6	4.8
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
The expected term was commensurate with the awards’ contractual terms.

Restricted Stock Unit Awards
A summary of RSU activity was as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of October 30, 2022	175	$23.85
Granted	124	$51.98
Vested	(74)	$26.25
Forfeited	(7)	$30.79
Balance as of October 29, 2023	218	$38.92
Assumed in VMware Merger	46	$96.85
Granted	81	$115.58
Vested	(107)	$54.34
Forfeited	(25)	$88.62
Balance as of November 3, 2024	213	$66.44
Granted	120	$192.37
Vested	(87)	$71.63
Forfeited	(17)	$108.28
Balance as of November 2, 2025	229	$127.63
The aggregate fair value of RSUs that vested in fiscal years 2025, 2024 and 2023 was $21,721 million, $14,914 million and $5,423 million, respectively, which represented the market value of our common stock on the date that the RSUs vested. The number of RSUs vested included shares of common stock that we withheld for settlement of employees’ tax obligations due upon the vesting of RSUs.
12. Income Taxes
The components of income before income taxes by U.S. and foreign jurisdictions were as follows:

	Fiscal Year
	2025	2024	2023

	(In millions)
Domestic income (loss)	$2,507	$(4,851)	$(63)
Foreign income	20,222	14,767	15,160
Income from continuing operations before income taxes	$22,729	$9,916	$15,097

The components of the provision for (benefit from) income taxes were as follows:

	Fiscal Year
	2025	2024	2023

	(In millions)
Current tax provision:
Federal	$660	$1,030	$952
State	185	52	23
Foreign	791	701	541
Total	1,636	1,783	1,516
Deferred tax provision (benefit):
Federal	(1,844)	1,855	(499)
State	(257)	(70)	(31)
Foreign	68	180	29
Total	(2,033)	1,965	(501)
Total provision for (benefit from) income taxes	$(397)	$3,748	$1,015
The following is a reconciliation of our effective tax rate to the statutory federal tax rate:

	Fiscal Year
	2025	2024	2023
Statutory tax rate	21.0%	21.0%	21.0%
State, net of federal benefit	(0.2)	(0.1)	—
Foreign income taxed at different rates	(14.9)	(22.4)	(17.3)
Deemed inclusion of foreign earnings	7.1	16.3	9.9
Change in valuation allowance	5.8	—	—
Impact of non-recurring intra-group transfer of certain IP rights	—	39.6	—
Releases and settlements from statutes expirations	(7.9)	—	(2.2)
Tax contingency interest accrual	0.3	1.8	0.3
Excess tax benefits from stock-based compensation	(9.6)	(13.1)	(3.4)
Research and development credit	(3.8)	(6.0)	(1.8)
Other, net	0.5	0.7	0.2
Effective tax rate on income before income taxes	(1.7)%	37.8%	6.7%
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act, which allows for the immediate expensing of domestic research and development costs and certain capital expenditures, and changes the United States taxation of profits derived from foreign operations. As a result, it is no longer more-likely-than-not that we are able to utilize our federal corporate alternative minimum tax (“CAMT”) credits, and we established a $1,321 million valuation allowance against our CAMT credit carryforwards and CAMT credits generated in the current fiscal year. Our policy is to not consider the impact of future years’ CAMT in our valuation allowance assessment for regular deferred tax assets. Most of the provisions are effective beginning in our fiscal years ending November 1, 2026 or October 31, 2027, with the exception of immediate expensing of qualifying property being effective in fiscal year 2025.
The benefit from income taxes in fiscal year 2025 was primarily due to the recognition of uncertain tax benefits from expiration of statutes of limitations and audit settlements, and excess tax benefits from stock-based awards, partially offset by income from operations and a valuation allowance against our CAMT credits.
The increase in provision for income taxes in fiscal year 2024 compared to fiscal year 2023 was primarily due to the impact of a non-recurring intra-group transfer of certain IP rights to the United States as a result of supply chain realignment and the resulting shift in jurisdictional mix of income, partially offset by an increase in excess tax benefits from stock-based awards.
We derive the effective tax rate benefit attributed to foreign income taxed at different rates primarily from our operations in Singapore and Malaysia. Our tax incentives from the Singapore Economic Development Board provide that any qualifying income earned in Singapore is subject to tax incentives or reduced rates of Singapore income tax, subject to our compliance with the conditions specified in these incentives and legislative developments. These Singapore tax incentives are scheduled to expire through November 2030. We have also obtained a tax holiday on our qualifying income in Malaysia, which is scheduled to expire in fiscal year 2028. The tax holiday that we negotiated in Malaysia is also subject to our compliance with various operating and other conditions. Before taking into consideration the effects of the U.S. Tax Cuts and Jobs Act and other indirect tax impacts, the effect of these tax incentives and tax holiday was to decrease the provision for income taxes by approximately $2,709 million, $2,261 million and $2,104 million for fiscal years 2025, 2024 and 2023, respectively.
Significant components of our deferred tax assets and liabilities consisted of the following:

	November 2, 2025	November 3, 2024

	(In millions)
Deferred income tax assets:
Net operating loss, credits and other carryforwards	$4,261	$2,905
Capitalized research and development	3,581	2,459
Deferred revenue	490	776
Employee stock awards	474	291
Depreciation and amortization	80	81
Other deferred income tax assets	519	672
Gross deferred income tax assets	9,405	7,184
Less: valuation allowance	(3,983)	(2,218)
Deferred income tax assets	5,422	4,966
Deferred income tax liabilities:
Depreciation and amortization	7,157	8,772
Unamortized debt discount and issuance costs	359	420
Foreign earnings not indefinitely reinvested	131	105
Other deferred income tax liabilities	286	210
Deferred income tax liabilities	7,933	9,507

Net deferred income tax liabilities	$(2,511)	$(4,541)
The valuation allowance disclosed in the table above relates to all CAMT credit carryforwards and substantially all U.S. state and foreign net operating loss carryforwards and research and development tax credits that may not be realized.
We continue to indefinitely reinvest $1,606 million of certain accumulated foreign earnings. The unrecognized deferred income tax liability related to these earnings is estimated to be $169 million. All other current and future earnings of all our foreign subsidiaries are not considered permanently reinvested.
As of November 2, 2025, we had tax effected U.S. state net operating loss carryforwards of $182 million and foreign net operating loss carryforwards of $151 million, all of which expire in various years beginning in fiscal year ended November 1, 2026 ("fiscal year 2026"). We had $2,504 million of state research and development tax credits which begin to expire in fiscal year 2026. We had $1,321 million of CAMT credits which do not expire under the current law.

Uncertain Tax Positions
The following table reconciles the beginning and ending balance of gross unrecognized tax benefits:

	Fiscal Year
	2025	2024	2023

	(In millions)
Beginning balance	$5,843	$4,655	$5,117
Lapses of statutes of limitations	(3,162)	(39)	(634)
Increases in balances related to tax positions taken during prior periods (including those related to acquisitions made during the year)	184	844	26
Decreases in balances related to tax positions taken during prior periods	(10)	(9)	(13)
Increases in balances related to tax positions taken during current period	371	447	170
Decreases in balances related to settlements with taxing authorities	(52)	(55)	(11)
Ending balance	$3,174	$5,843	$4,655
We recognize interest and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes. Accrued interest and penalties were included within other long-term liabilities. In fiscal year 2025, we recognized a benefit of $118 million related to interest and penalties within the benefit from income taxes. During fiscal years 2024 and 2023, we recognized interest and penalties of $144 million and $22 million, respectively, within the provision for income taxes. As of November 2, 2025 and November 3, 2024, the total accrued interest and penalties was approximately $583 million and $701 million, respectively. The decrease in total accrued interest and penalties was primarily the result of the lapses of statutes of limitations.
As of November 2, 2025 and November 3, 2024, approximately $3,757 million and $6,544 million, respectively, of the unrecognized tax benefits and accrued interest and penalties would, if recognized, benefit our effective income tax rate. We are subject to U.S. income tax examination for the fiscal years ended October 30, 2022 and later. Certain of our acquired companies are subject to tax examinations in major jurisdictions outside of the U.S. for the fiscal years ended October 31, 2005 and later. It is possible that our existing unrecognized tax benefits may change up to $841 million as a result of lapses of the statute of limitations for certain audit periods and/or audit examinations expected to be completed within the next 12 months.
13. Segment Information
Reportable Segments
We have two reportable segments: semiconductor solutions and infrastructure software. Each segment has separate financial information. The CODM considers actual and expected results of regularly provided net revenue and operating income by segment during the budgeting and forecasting processes to support strategic decision-making and to evaluate the performance of and allocate resources to each of the segments. Operating income by segment includes items that are directly attributable to each segment and shared expenses such as marketing, general and administrative activities, facilities and IT expenses. Shared expenses are primarily allocated based on revenue and headcount. The CODM does not evaluate each segment using discrete asset information. The reportable segments are also determined based on several factors including, but not limited to, customer base, homogeneity of products, technology, delivery channels and similar economic characteristics.
Semiconductor solutions. Our semiconductor solutions are used in a wide array of environments, end products and applications such as enterprise and AI data centers, servers and networking and connectivity equipment, as well as storage systems, home connectivity devices, set-top boxes, broadband access, telecommunication equipment, wireless devices and base stations, factory automation, power generation and alternative energy systems, and electronic displays. Our semiconductor solutions segment also includes our IP licensing.
Infrastructure software. Our infrastructure software solutions include revenues from software arrangements, related support, and professional services that help enterprises simplify their IT environments. Our customers rely on our infrastructure and security software solutions to modernize, optimize, and secure the most complex private cloud, hybrid cloud and edge environments. This enables scalability, agility, automation, insights, resiliency and security, making it easy for customers to run their mission-critical workloads. We also offer mission-critical FC SAN products and related software.

Depreciation expense directly attributable to each reportable segment is included in the operating results of each segment. However, the CODM does not evaluate depreciation expense by segment and, therefore, it is not separately presented. Amortization of acquisition-related intangible assets, stock-based compensation expense, restructuring and other charges, and acquisition-related costs are not used in evaluating the results of, or in allocating resources to, our segments and therefore are not allocated to each segment. There was no inter-segment revenue for any of the periods presented. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Fiscal Year
	2025	2024	2023

	(In millions)
Semiconductor solutions:
Net revenue	$36,858	$30,096	$28,182
Cost of revenue	11,740	9,809	8,447
Research and development	3,407	3,140	2,896
Selling, general and administrative	479	388	353
Operating income	$21,232	$16,759	$16,486

Infrastructure software:
Net revenue	$27,029	$21,478	$7,637
Cost of revenue	1,902	2,306	615
Research and development	2,550	2,707	844
Selling, general and administrative	1,812	2,488	539
Operating income	$20,765	$13,977	$5,639

Total:
Net revenue	$63,887	$51,574	$35,819
Cost of revenue	13,642	12,115	9,062
Research and development	5,957	5,847	3,740
Selling, general and administrative	2,291	2,876	892
Unallocated expenses:
Amortization of acquisition-related intangible assets	8,062	9,267	3,247
Stock-based compensation	7,568	5,670	2,171
Restructuring and other charges	667	1,787	248
Acquisition-related costs	216	549	252
Operating income	$25,484	$13,463	$16,207
Geographic Information
Net revenue by country is based primarily on the geographic shipment or delivery location as specified by the distributors, OEMs, contract manufacturers, channel partners, or software customers who purchased our products or services. For the majority of our products, title and control transfer to our customers in Penang, Malaysia. The products are then transported to the customer specific locations. Net revenue from the United States for fiscal years 2025, 2024 and 2023 was $16,506 million, $12,887 million and $6,975 million, respectively. Net revenue from China (including Hong Kong) for fiscal years 2025, 2024 and 2023 was $11,155 million, $10,483 million and $11,533 million, respectively. Net revenue from Singapore for fiscal years 2025, 2024 and 2023 was $10,796 million, $9,559 million and $4,479 million, respectively. Net revenue from Taiwan for fiscal year 2025 was $6,451 million (the amount was less than 10% for fiscal years 2024 and 2023). Net revenue from other foreign countries for fiscal years 2025, 2024 and 2023 was $18,979 million, $18,645 million and $12,832 million, respectively. These geographic delivery locations are not necessarily indicative of the geographic location of our end customers or the country in which our end customers sell devices containing our products. For example, we believe a substantial portion of our products shipped or delivered to China (including Hong Kong) is included in devices sold by our end customers in the United States and Europe.

Long-lived assets include property, plant and equipment and are based on the physical location of the assets.

	November 2, 2025	November 3, 2024

	(In millions)
Long-lived assets:
United States	$1,697	$1,685
Taiwan	446	365
Other	387	471
Total long-lived assets	$2,530	$2,521
Significant Customer Information
We sell our products through our direct sales force and a select network of distributors and channel partners globally. During fiscal years 2025, 2024 and 2023, one customer accounted for 32%, 28% and 21% of our net revenue, respectively. Revenue from this customer was included in our semiconductor solutions segment. One customer accounted for 44% and 18% of our net accounts receivable balance as of November 2, 2025 and November 3, 2024, respectively.
14. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of November 2, 2025:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments
	(In millions)
2026	$106	$777
2027	12	650
2028	10	624
2029	4	890
2030	—	300
Thereafter	—	873
Total	$132	$4,114
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at November 2, 2025, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $1,628 million of unrecognized tax benefits and accrued interest and penalties as of November 2, 2025 have been excluded from the table above.

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

15. Restructuring and Other Charges
Restructuring Charges
The following table summarizes the significant activities within, and components of, the restructuring liabilities:

	Employee Termination Costs	Lease and Impairment Costs		Total

	(In millions)
Balance as of October 30, 2022	$4	$—		$4
Restructuring charges	20	24		44
Utilization	(22)	(24)		(46)
Balance as of October 29, 2023	2	—		2
Restructuring charges	1,510	277		1,787
Utilization	(1,393)	(277)		(1,670)
Balance as of November 3, 2024	119	—	(a)	119
Restructuring charges	428	169		597
Utilization	(471)	(169)		(640)
Balance as of November 2, 2025	$76	$—	(a)	$76
_____________________________
(a) As of November 2, 2025 and November 3, 2024, outstanding restructured lease liabilities of $172 million and $192 million, respectively, were primarily included in long-term lease liabilities within other long-term liabilities.
In connection with the VMware Merger, we initiated restructuring activities to integrate the acquired business, align our workforce and improve efficiencies in our operations. Restructuring charges in fiscal years 2025 and 2024 primarily related to employee termination costs. We also recognized lease and impairment charges primarily related to lease assets and property, plant and equipment of $169 million and $277 million during fiscal years 2025 and 2024, respectively. We have substantially completed these restructuring activities. These charges were recognized primarily in operating expenses.
Other Charges
Restructuring and other charges in our consolidated statements of operations included a $70 million non-recurring impairment charge related to an asset held-for-sale during fiscal year 2025 and $204 million of non-recurring charges related to IP litigation during fiscal year 2023.
16. Subsequent Events
Cash Dividends Declared
On December 9, 2025, our Board of Directors declared a quarterly cash dividend of $0.65 per share on our common stock, payable on December 31, 2025 to stockholders of record on December 22, 2025.

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions to Allowances	Charges Utilized/ Write-offs	Balance at End of Period

	(In millions)
Accounts receivable allowances:
Distributor credit allowances (a)
Fiscal year ended November 2, 2025	$94	$418	$(439)	$73
Fiscal year ended November 3, 2024	$133	$351	$(390)	$94
Fiscal year ended October 29, 2023	$125	$502	$(494)	$133

Other accounts receivable allowances (b)
Fiscal year ended November 2, 2025	$11	$11	$(19)	$3
Fiscal year ended November 3, 2024	$4	$17	$(10)	$11
Fiscal year ended October 29, 2023	$1	$5	$(2)	$4

Income tax valuation allowances:
Fiscal year ended November 2, 2025	$2,218	$1,867	$(102)	$3,983
Fiscal year ended November 3, 2024	$1,789	$3,151	$(2,722)	$2,218
Fiscal year ended October 29, 2023	$1,777	$117	$(105)	$1,789
________________________________
(a)Distributor credit allowances relate to price adjustments and other allowances.
(b)Other accounts receivable allowances primarily include sales returns and allowance for doubtful accounts.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of November 2, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 2, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Our management assessed the effectiveness of our internal control over financial reporting as of November 2, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of November 2, 2025, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of November 2, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended November 2, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
Insider Trading Arrangements
None.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from sections entitled “Board of Directors,” “Corporate Governance” and “Proposal 1 — Election of Directors” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders. Our executive officers are listed at the end of Item 1 of this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from sections entitled “Board of Directors — Director Compensation,” “Board of Directors — Board Committees — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “CEO Pay Ratio” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from sections entitled “Stockholder Information — Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from sections entitled “Board of Directors” and “Certain Relationships and Related Party Transactions” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:
1. Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:
2. Financial Statement Schedules
The financial statement schedule of the Registrant and its subsidiaries for fiscal years 2025, 2024 and 2023 required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K:

Page
Schedule II - Valuation and Qualifying Accounts	88
Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.
3. Exhibits
The documents set forth below are filed herewith or incorporated by reference to the location indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of May 26, 2022, by and among Broadcom Inc., VMware, Inc., Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC.	8-K	001-38449	2.1	05-26-2022
3.1	Amended and Restated Certificate of Incorporation (including all amendments thereto).	10-Q	001-38449	3.1	09-11-2024
3.2	Amended and Restated Bylaws.	8-K12B	001-38449	3.2	04-04-2018
4.1	Form of Common Stock Certificate.	10-Q	001-38449	4.1	06-14-2018
4.2	Description of Common Stock.	10-K	001-38449	3.1	12-20-2024
4.3	Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-37690	4.1	01-20-2017
4.4	First Supplemental Indenture to the January 2017 Indenture, dated as of April 9, 2018.	8-K	001-38449	4.1	04-09-2018
4.5	Second Supplemental Indenture to the January 2017 Indenture, dated as of January 25, 2019.	8-K	001-38449	4.1	01-25-2019

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.6	Form of 3.875% Senior Notes due 2027 (included in Exhibit 4.3).	8-K	001-37690	4.1	01-20-2017
4.7	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-37690	4.1	10-17-2017
4.8	Supplemental Indenture to the October 2017 Indenture, dated as of April 9, 2018.	8-K	001-38449	4.2	04-09-2018
4.9	Second Supplemental Indenture to the October 2017 Indenture, dated as of January 25, 2019.	8-K	001-38449	4.2	01-25-2019
4.10	Form of 3.125% Senior Notes due 2025 (included in Exhibit 4.7).	8-K	001-37690	4.1	10-17-2017
4.11	Form of 3.500% Senior Notes due 2028 (included in Exhibit 4.7).	8-K	001-37690	4.1	10-17-2017
4.12	Indenture, dated as of April 5, 2019, by and among the Company as Issuer, Broadcom Technologies Inc., Broadcom Corporation and Broadcom Cayman Finance Limited, and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-05-2019
4.13	Form of 4.750% Senior Notes due 2029 (included in Exhibit 4.12).	8-K	001-38449	4.1	04-05-2019
4.14	Indenture, dated as of April 9, 2020, by and among the Company, as Issuer, Broadcom Technologies Inc. and Broadcom Corporation (the “2020 Guarantors”), and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-09-2020
4.15	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.14).	8-K	001-38449	4.1	04-09-2020
4.16	Indenture, dated as of May 8, 2020, by and among the Company as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	05-08-2020
4.17	Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.16).	8-K	001-38449	4.1	05-08-2020
4.18	Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.16).	8-K	001-38449	4.1	05-08-2020
4.19	Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.16).	8-K	001-38449	4.1	05-08-2020
4.20	Indenture, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	05-21-2020
4.21	Form of 3.459% Senior Notes due 2026 (included in Exhibit 4.20).	8-K	001-38449	4.1	05-21-2020
4.22	Form of 4.110% Senior Notes due 2028 (included in Exhibit 4.20).	8-K	001-38449	4.1	05-21-2020
4.23	Indenture, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as Trustee.	8-K	001-38449	4.1	01-19-2021
4.24	Form of 1.950% Senior Notes due 2028 (included in Exhibit 4.23).	8-K	001-38449	4.1	01-19-2021

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.25	Form of 2.450% Senior Notes due 2031 (included in Exhibit 4.23).	8-K	001-38449	4.1	01-19-2021
4.26	Form of 2.600% Senior Notes due 2033 (included in Exhibit 4.23).	8-K	001-38449	4.1	01-19-2021
4.27	Form of 3.500% Senior Notes due 2041 (included in Exhibit 4.23).	8-K	001-38449	4.1	01-19-2021
4.28	Form of 3.750% Senior Notes due 2051 (included in Exhibit 4.23).	8-K	001-38449	4.1	01-19-2021
4.29	Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	8-K	001-38449	4.1	03-31-2021
4.30	Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.29).	8-K	001-38449	4.1	03-31-2021
4.31	Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.29).	8-K	001-38449	4.1	03-31-2021
4.32	Indenture, dated as of September 30, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	8-K	001-38449	4.1	09-30-2021
4.33	Form of 3.137% Senior Notes due 2035 (included in Exhibit 4.32).	8-K	001-38449	4.1	09-30-2021
4.34	Form of 3.187% Senior Notes due 2036 (included in Exhibit 4.32).	8-K	001-38449	4.1	09-30-2021
4.35	Registration Rights Agreement, dated as of September 30, 2021, by and among the Company and BNP Paribas Securities Corp., J.P. Morgan Securities LLC and TD Securities (USA) LLC, as dealer-mangers in connection with the September 2021 exchange offer.	8-K	001-38449	4.4	09-30-2021
4.36	Indenture, dated April 14, 2022, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-15-2022
4.37	Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.36).	8-K	001-38449	4.1	04-15-2022
4.38	Form of 4.15% Senior Notes due 2032 (included in Exhibit 4.36).	8-K	001-38449	4.1	04-15-2022
4.39	Registration Rights Agreement, dated as of April 14, 2022, between the Company and BofA Securities, Inc., HSBC Securities (USA) Inc., and RBC Capital Markets, LLC, as representatives of the several initial purchasers of the April 2022 Senior Notes.	8-K	001-38449	4.4	04-15-2022
4.40	Indenture, dated April 18, 2022, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-18-2022
4.41	Form of 4.926% Senior Notes due 2037 (included in Exhibit 4.40).	8-K	001-38449	4.1	04-18-2022
4.42	Registration Rights Agreement, dated April 18, 2022, between the Company and Barclays Capital Inc., BBVA Securities Inc., BNP Paribas Securities Corp. and J.P. Morgan Securities LLC, as dealer-managers in connection with the April 2022 Exchange Offer.	8-K	001-38449	4.3	04-18-2022

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.43	Indenture, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	07-12-2024
4.44	Supplemental Indenture No. 1, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	07-12-2024
4.45	Form of 5.050% Senior Notes due 2027 (included in Exhibit 4.44).	8-K	001-38449	4.2	07-12-2024
4.46	Form of 5.050% Senior Notes due 2029 (included in Exhibit 4.44).	8-K	001-38449	4.2	07-12-2024
4.47	Form of 5.150% Senior Notes due 2031 (included in Exhibit 4.44).	8-K	001-38449	4.2	07-12-2024
4.48	Supplemental Indenture No. 2, dated October 2, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	10-02-2024
4.49	Form of 4.150% Senior Notes due 2028 (included in Exhibit 4.48).	8-K	001-38449	4.2	10-02-2024
4.50	Form of 4.350% Senior Notes due 2030 (included in Exhibit 4.48).	8-K	001-38449	4.2	10-02-2024
4.51	Form of 4.550% Senior Notes due 2032 (included in Exhibit 4.48).	8-K	001-38449	4.2	10-02-2024
4.52	Form of 4.800% Senior Notes due 2034 (included in Exhibit 4.48).	8-K	001-38449	4.2	10-02-2024
4.53	Supplemental Indenture No. 3, dated January 10, 2025, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	01-10-2025
4.54	Form of 4.800% Senior Notes due 2028 (included in Exhibit 4.53).	8-K	001-38449	4.2	01-10-2025
4.55	Form of 5.050% Senior Notes due 2030 (included in Exhibit 4.53).	8-K	001-38449	4.2	01-10-2025
4.56	Form of 5.200% Senior Notes due 2032 (included in Exhibit 4.53).	8-K	001-38449	4.2	01-10-2025
4.57	Supplemental Indenture No. 4, dated July 11, 2025, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	07-11-2025
4.58	Form of 4.600% Senior Notes due 2030 (included in Exhibit 4.57).	8-K	001-38449	4.2	07-11-2025
4.59	Form of 4.900% Senior Notes due 2032 (included in Exhibit 4.57).	8-K	001-38449	4.2	07-11-2025
4.60	Form of 5.200% Senior Notes due 2035 (included in Exhibit 4.57).	8-K	001-38449	4.2	07-11-2025
4.61	Supplemental Indenture No. 5, dated September 29, 2025, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	09-29-2025
4.62	Form of 4.200% Senior Notes due 2030 (included in Exhibit 4.61).	8-K	001-38449	4.2	09-29-2025
4.63	Form of 4.800% Senior Notes due 2036 (included in Exhibit 4.61).	8-K	001-38449	4.2	09-29-2025
4.64	Form of 4.900% Senior Notes due 2038 (included in Exhibit 4.61).	8-K	001-38449	4.2	09-29-2025
10.1	Form of Indemnification and Advancement Agreement (effective 2018).	8-K12B	001-38449	10.1	04-04-2018

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2		Lease Agreement dated August 10, 2017 between Five Point Office Venture I, LLC and Broadcom Corporation.	10-K	001-37690	10.29	12-21-2017
10.3		First Amendment to Lease Agreement by and between Five Point Office Venture 1, LLC and Broadcom Corporation.	10-K	001-38449	10.18	12-18-2020
10.4	+	Avago Technologies Limited 2009 Equity Incentive Award Plan.	S-1/A	333-153127	10.18	07-27-2009
10.5	+	Broadcom Inc. Employee Stock Purchase Plan (as amended and restated on April 1, 2019).	Schedule 14A	001-38449	Appendix B-1	02-19-2019
10.6	+	LSI Corporation 2003 Equity Incentive Plan, as amended.	S-8	333-195741	4.1	05-06-2014
10.7	+	Amendment to the LSI Corporation 2003 Equity Incentive Plan (effective 2016).	10-K	001-37690	10.45	12-23-2016
10.8	+	Amendment to the LSI Corporation 2003 Equity Incentive Plan (effective 2018).	8-K12B	001-38449	10.10	04-04-2018
10.9	+	Broadcom Inc. 2012 Stock Incentive Plan (as amended and restated on April 5, 2021).	10-Q	001-38449	10.1	06-11-2021
10.10	+	VMware, Inc. Amended and Restated 2007 Equity and Incentive Plan.	S-8	333-275702	99.1	11-22-2023
10.11	+	Form of Annual Bonus Plan for Executive Employees.	10-K	001-37690	10.53	12-23-2016
10.12	+	Form of Agreement for Multi-Year Equity Award of Restricted Stock Unit Award under the Avago Technologies Limited 2009 Equity Incentive Award Plan (effective 2017).	8-K	001-38449	10.1	12-06-2018
10.13	+	Form of Agreement for Multi-Year Equity Award of Performance Stock Units under the Avago Technologies Limited 2009 Equity Incentive Award Plan (effective 2018).	8-K	001-38449	10.2	12-06-2018
10.14	+	Form of Restricted Stock Unit Award Agreement under LSI Corporation 2003 Equity Incentive Plan, as amended (effective 2020).	10-K	001-38449	10.51	12-18-2020
10.15	+	Form of Performance Stock Unit Award Agreement (Relative TSR) under LSI Corporation 2003 Equity Incentive Plan, as amended (effective 2020).	10-K	001-38449	10.52	12-18-2020
10.16	+	Form of Restricted Stock Unit Award Agreement under Broadcom Inc. 2012 Stock Incentive Plan (effective 2021).	10-Q	001-38449	10.3	06-11-2021
10.17	+	Form of Performance Stock Unit Award Agreement under the Broadcom Inc. 2012 Stock Incentive Plan (effective 2021).	10-Q	001-38449	10.4	06-11-2021
10.18	+	Form of Performance Stock Unit Award Agreement (Price Contingency) under Broadcom Inc. 2012 Stock Incentive Plan.	8-K	001-38449	10.1	11-02-2022
10.19	+	Form of Performance Stock Unit Award Agreement (Operating Metric) under Broadcom Inc. 2012 Stock Incentive Plan.	8-K	001-38449	10.1	09-09-2025
10.20	+	Broadcom Inc. 2023 Inducement Plan.	S-8	333-276053	99.1	12-14-2023
10.21	+	Form of Restricted Stock Unit Award Agreement under Broadcom Inc. 2023 Inducement Plan.	S-8	333-276053	99.2	12-14-2023

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.22	+	Form of Performance Stock Unit Award Agreement under Broadcom Inc. 2023 Inducement Plan.	S-8	333-276053	99.3	12-14-2023
10.23	+	Policy on Acceleration of Executive Staff Equity Awards in the Event of Permanent Disability (as amended June 2, 2021).	8-K	001-38449	10.1	06-03-2021
10.24	+	Policy on Acceleration of Equity Awards in the Event of Death (as amended January 1, 2023).	10-Q	001-38449	10.2	09-06-2023
10.25	+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Hock E. Tan.	8-K	001-38449	10.1	12-10-2020
10.26	+	Amended and Restated Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Charlie B. Kawwas.	8-K	001-38449	10.2	12-10-2020
10.27	+	Severance Benefits Agreement, dated September 26, 2017, between Broadcom Limited and Mark Brazeal.	10-Q	001-38449	10.18	06-16-2018
10.28	+	Severance Benefits Agreement, dated December 10, 2020, between Broadcom Inc. and Kirsten M. Spears.	8-K	001-38449	10.5	12-10-2020
19.1		Broadcom Inc. Insider Trading Compliance Policy					X
21.1		List of Subsidiaries.					X
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1		Power of Attorney (see signature page to this Form 10-K).					X
31.1		Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2		Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1		Clawback Policy.	10-K	001-38449	97.1	12-14-2023
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH		Inline XBRL Schema Document.					X
101.CAL		Inline XBRL Calculation Linkbase Document.					X
101.DEF		Inline XBRL Definition Linkbase Document.					X
101.LAB		Inline XBRL Labels Linkbase Document.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE	Inline XBRL Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

Notes:

+	Indicates a management contract or compensatory plan or arrangement.
*	Certain information omitted pursuant to a request for confidential treatment filed with the SEC.

ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADCOM INC.

By:	/s/ Hock E. Tan
	Name:	Hock E. Tan
	Title:	President and Chief Executive Officer

Date: December 18, 2025

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

Signature	Title	Date

/s/ Hock E. Tan	President, Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2025
Hock E. Tan

/s/ Kirsten M. Spears	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 18, 2025
Kirsten M. Spears

/s/ Henry Samueli	Chairman of the Board of Directors	December 18, 2025
Henry Samueli

/s/ Eddy W. Hartenstein	Lead Independent Director	December 18, 2025
Eddy W. Hartenstein

/s/ Diane M. Bryant	Director	December 18, 2025
Diane M. Bryant

/s/ Gayla J. Delly	Director	December 18, 2025
Gayla J. Delly

/s/ Kenneth Y. Hao	Director	December 18, 2025
Kenneth Y. Hao

/s/ Check Kian Low	Director	December 18, 2025
Check Kian Low

/s/ Justine F. Page	Director	December 18, 2025
Justine F. Page

/s/ Harry L. You	Director	December 18, 2025
Harry L. You