Form 10-Q
period 2026-02-01
Broadcom Inc.
filed 2026-03-11
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2026
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

As of February 27, 2026, there were 4,734,668,184 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 1, 2026

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	February 1, 2026	November 2, 2025

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$14,174	$16,178
Trade accounts receivable, net	8,460	7,145
Inventory	2,962	2,270
Other current assets	6,466	5,980
Total current assets	32,062	31,573
Long-term assets:
Property, plant and equipment, net	2,599	2,530
Goodwill	97,801	97,801
Intangible assets, net	30,302	32,273
Other long-term assets	7,139	6,915
Total assets	$169,903	$171,092
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,112	$1,560
Employee compensation and benefits	864	2,129
Short-term debt	2,252	3,152
Other current liabilities	11,631	11,673
Total current liabilities	16,859	18,514
Long-term liabilities:
Long-term debt	63,805	61,984
Other long-term liabilities	9,367	9,302
Total liabilities	90,031	89,800
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 29,000 shares authorized; 4,736 and 4,741 shares issued and outstanding as of February 1, 2026 and November 2, 2025, respectively	5	5
Additional paid-in capital	73,135	71,308
Retained earnings	6,520	9,761
Accumulated other comprehensive income	212	218
Total stockholders’ equity	79,872	81,292
Total liabilities and equity	$169,903	$171,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended
	February 1, 2026	February 2, 2025

	(In millions, except per share data)
Net revenue:
Products	$14,130	$10,143
Subscriptions and services	5,181	4,773
Total net revenue	19,311	14,916
Cost of revenue:
Cost of products sold	4,041	2,695
Cost of subscriptions and services	638	578
Amortization of acquisition-related intangible assets	1,462	1,484
Restructuring charges	13	14
Total cost of revenue	6,154	4,771
Gross margin	13,157	10,145
Research and development	2,965	2,253
Selling, general and administrative	1,019	949
Amortization of acquisition-related intangible assets	507	511
Restructuring and other charges	103	172
Total operating expenses	4,594	3,885
Operating income	8,563	6,260
Interest expense	(801)	(873)
Other income, net	433	103
Income before income taxes	8,195	5,490
Provision for (benefit from) income taxes	846	(13)
Net income	$7,349	$5,503

Net income per share:
Basic	$1.55	$1.17
Diluted	$1.50	$1.14

Weighted-average shares used in per share calculations:
Basic	4,741	4,695
Diluted	4,888	4,836
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended
	February 1, 2026	February 2, 2025

	(In millions)
Net income	$7,349	$5,503
Other comprehensive loss, net of tax:
Change in unrealized gain on derivative instruments	(4)	(1)
Change in actuarial loss and prior service costs associated with defined benefit plans	(2)	1
Other comprehensive loss, net of tax	(6)	—
Comprehensive income	$7,343	$5,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Fiscal Quarter Ended
	February 1, 2026	February 2, 2025

	(In millions)
Cash flows from operating activities:
Net income	$7,349	$5,503
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	2,003	2,032
Depreciation	150	142
Stock-based compensation	2,176	1,280
Deferred taxes and other non-cash taxes	(455)	(696)
Loss on debt extinguishment	55	65
Non-cash interest expense	72	97
Other	15	41
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(1,315)	(539)
Inventory	(692)	(148)
Accounts payable	534	241
Employee compensation and benefits	(1,261)	(908)
Other current assets and current liabilities	(692)	26
Other long-term assets and long-term liabilities	321	(1,023)
Net cash provided by operating activities	8,260	6,113
Cash flows from investing activities:
Purchases of property, plant and equipment	(250)	(100)
Purchases of investments	(114)	(105)
Sales of investments	244	18
Other	5	13
Net cash used in investing activities	(115)	(174)
Cash flows from financing activities:
Proceeds from long-term borrowings	4,474	2,986
Payments on debt obligations	(3,650)	(8,090)
Proceeds from commercial paper, net	—	3,980
Payments of dividends	(3,086)	(2,774)
Repurchases of common stock - repurchase program	(7,850)	—
Shares repurchased for tax withholdings on vesting of equity awards	—	(2,036)
Other	(37)	(46)
Net cash used in financing activities	(10,149)	(5,980)
Net change in cash and cash equivalents	(2,004)	(41)
Cash and cash equivalents at beginning of period	16,178	9,348
Cash and cash equivalents at end of period	$14,174	$9,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — UNAUDITED
Fiscal Quarter Ended February 1, 2026

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of November 2, 2025	4,741	$5	$71,308	$9,761	$218	$81,292
Net income	—	—	—	7,349	—	7,349
Other comprehensive loss	—	—	—	—	(6)	(6)
Dividends to common stockholders	—	—	—	(3,086)	—	(3,086)
Common stock issued	18	—	—	—	—	—
Stock-based compensation	—	—	2,176	—	—	2,176
Repurchases of common stock	(23)	—	(346)	(7,504)	—	(7,850)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(3)	—	—	(3)
Balance as of February 1, 2026	4,736	$5	$73,135	$6,520	$212	$79,872

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
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal years ending November 1, 2026 (“fiscal year 2026”) and November 2, 2025 (“fiscal year 2025”) are both 52-week fiscal years.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 2, 2025 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2025 as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. The operating results for the fiscal quarter ended February 1, 2026 are not necessarily indicative of the results that may be expected for fiscal year 2026, or for any other future period.
Certain prior period amounts reported in our condensed consolidated statements of operations have been reclassified to conform to the current period presentation. See Note 2. “Revenue from Contracts with Customers” for additional information.
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
Reclassifications to Condensed Consolidated Statements of Operations
For software arrangements without termination for convenience provisions, we recognize revenue for the license portion of the agreements upfront upon transfer of control to the customer, referred to as upfront license revenue. In the fiscal quarter ended February 1, 2026, we included upfront license revenue of $1,755 million within products revenue, and the related costs, which were immaterial, in cost of products sold, in our condensed consolidated statements of operations. To conform to the current period presentation, we reclassified $1,972 million of upfront license revenue from subscriptions and services revenue to products revenue for the fiscal quarter ended February 2, 2025. We also reclassified the related costs for the upfront license revenue, which were immaterial.
In the revenue disaggregation tables by type and by region presented below, we included $1,061 million, $124 million and $570 million of upfront license revenue in products revenue within the Americas; Asia Pacific; and Europe, the Middle East and Africa regions, respectively, for the fiscal quarter ended February 1, 2026. To conform to the current period presentation, we reclassified $1,445 million, $64 million and $463 million of upfront license revenue from subscriptions and services revenue to products revenue within the Americas; Asia Pacific; and Europe, the Middle East and Africa regions, respectively, for the fiscal quarter ended February 2, 2025.
Disaggregation
We have considered (1) information that is regularly reviewed by our Chief Executive Officer, who has been identified as the chief operating decision maker (the “CODM”) as defined by the authoritative guidance on segment reporting, in evaluating financial performance and (2) disclosures presented outside of our financial statements in our earnings releases and used in investor presentations to disaggregate revenues. The principal category we use to disaggregate revenues is the nature of our products and subscriptions and services, as presented in our condensed consolidated statements of operations. In addition, revenues by reportable segment are presented in Note 9. “Segment Information.”
The following tables present revenue disaggregated by type and by region for the periods presented:

	Fiscal Quarter Ended February 1, 2026
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$2,164	$10,950	$1,016	$14,130
Subscriptions and services	2,917	665	1,599	5,181
Total	$5,081	$11,615	$2,615	$19,311

	Fiscal Quarter Ended February 2, 2025
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,935	$7,333	$875	$10,143
Subscriptions and services	2,697	699	1,377	4,773
Total	$4,632	$8,032	$2,252	$14,916
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose revenue by region based primarily on the geographic shipment location or delivery location specified by our distributors, original equipment manufacturer customers, contract manufacturers, channel partners, or software customers.

Contract Balances
Contract assets and contract liabilities balances were as follows:

	February 1, 2026	November 2, 2025

	(In millions)
Contract Assets	$9,347	$8,922

Contract Liabilities	$12,855	$13,016
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
As of February 1, 2026, approximately 67% of contract liabilities related to contracts subject to termination for convenience provisions. The amount of revenue recognized during the fiscal quarter ended February 1, 2026 that was included in the contract liabilities balance as of November 2, 2025 was $3,915 million. The amount of revenue recognized during the fiscal quarter ended February 2, 2025 that was included in the contract liabilities balance as of November 3, 2024 was $3,583 million.
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
Certain multi-year customer contracts in our semiconductor solutions segment and infrastructure software segment, including contracts where customers do not have termination rights, contain firmly committed amounts and the remaining performance obligations under these contracts as of February 1, 2026 were approximately $45.0 billion. We expect approximately 33% of this amount to be recognized as revenue over the next 12 months. For contracts with termination for convenience rights, our customers generally do not exercise those rights. Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.
3. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $2,901 million and $3,163 million of time deposits and $2,290 million and $2,239 million of money-market funds as of February 1, 2026 and November 2, 2025, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $1,750 million and $2,201 million during the fiscal quarters ended February 1, 2026 and February 2, 2025, respectively.

Inventory

	February 1, 2026	November 2, 2025

	(In millions)
Finished goods	$842	$682
Work-in-process	1,544	1,280
Raw materials	576	308
Total inventory	$2,962	$2,270
Other Current Assets

	February 1, 2026	November 2, 2025

	(In millions)
Current portion of contract assets	$5,536	$5,005
Prepaid expenses	641	518
Other	289	457
Total other current assets	$6,466	$5,980
Other Current Liabilities

	February 1, 2026	November 2, 2025

	(In millions)
Contract liabilities	$9,188	$9,469
Tax liabilities	1,088	921
Interest payable	673	620
Other	682	663
Total other current liabilities	$11,631	$11,673
Other Long-Term Liabilities

	February 1, 2026	November 2, 2025

	(In millions)
Contract liabilities	$3,667	$3,547
Deferred tax liabilities	2,222	2,704
Unrecognized tax benefits	1,668	1,628
Other	1,810	1,423
Total other long-term liabilities	$9,367	$9,302
Supplemental Cash Flow Information

	Fiscal Quarter Ended
	February 1, 2026	February 2, 2025

	(In millions)
Cash paid for interest	$619	$671
Cash paid for income taxes	$782	$404

4. Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of February 1, 2026:
Purchased technology	$32,851	$(15,862)	$16,989
Customer contracts and related relationships	15,791	(4,482)	11,309
Trade names	1,612	(427)	1,185
Other	186	(117)	69
Intangible assets subject to amortization	50,440	(20,888)	29,552
In-process research and development	750	—	750
Total	$51,190	$(20,888)	$30,302

As of November 2, 2025:
Purchased technology	$32,781	$(14,401)	$18,380
Customer contracts and related relationships	15,791	(4,003)	11,788
Trade names	1,612	(399)	1,213
Other	186	(114)	72
Intangible assets subject to amortization	50,370	(18,917)	31,453
In-process research and development	820	—	820
Total	$51,190	$(18,917)	$32,273
Based on the amount of intangible assets subject to amortization as of February 1, 2026, the expected amortization expense was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2026 (remainder)	$5,911
2027	6,818
2028	5,688
2029	4,562
2030	3,377
Thereafter	3,196
Total	$29,552
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	February 1, 2026

(In years)
Purchased technology	6
Customer contracts and related relationships	6
Trade names	11
Other	11
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
The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended
	February 1, 2026	February 2, 2025

	(In millions, except per share data)
Numerator:
Net income	$7,349	$5,503

Denominator:
Weighted-average shares outstanding - basic	4,741	4,695
Dilutive effect of equity awards	147	141
Weighted-average shares outstanding - diluted	4,888	4,836

Net income per share:
Basic	$1.55	$1.17
Diluted	$1.50	$1.14

6. Borrowings

	Effective Interest Rate		February 1, 2026	November 2, 2025

			(In millions)
January 2026 Senior Notes
4.300% notes due January 2031	4.41%		$750	$—
4.600% notes due January 2033	4.72%		1,250	—
4.950% notes due January 2036	5.03%		1,250	—
5.700% notes due January 2056	5.79%		1,250	—
			4,500	—
September 2025 Senior Notes
4.200% notes due October 2030	4.34%		1,000	1,000
4.800% notes due February 2036	4.90%		2,250	2,250
4.900% notes due February 2038	4.99%		1,750	1,750
			5,000	5,000
July 2025 Senior Notes
4.600% notes due July 2030	4.49%	(a)	1,750	1,750
4.900% notes due July 2032	5.04%		1,750	1,750
5.200% notes due July 2035	4.77%	(a)	2,500	2,500
			6,000	6,000
January 2025 Senior Notes
4.800% notes due April 2028	5.03%		1,100	1,100
5.050% notes due April 2030	5.20%		800	800
5.200% notes due April 2032	5.34%		1,100	1,100
			3,000	3,000
October 2024 Senior Notes
4.150% notes due February 2028	4.36%		—	875
4.350% notes due February 2030	4.51%		1,500	1,500
4.550% notes due February 2032	4.70%		875	875
4.800% notes due October 2034	4.38%	(a)	1,750	1,750
			4,125	5,000
July 2024 Senior Notes
5.050% notes due July 2027	5.27%		493	1,250
5.050% notes due July 2029	5.23%		2,250	2,250
5.150% notes due November 2031	5.30%		1,500	1,500
			4,243	5,000
April 2022 Senior Notes
4.000% notes due April 2029	4.17%		750	750
4.150% notes due April 2032	4.30%		1,200	1,200
4.926% notes due May 2037	5.33%		2,500	2,500
			4,450	4,450
September 2021 Senior Notes
3.137% notes due November 2035	4.23%		3,250	3,250
3.187% notes due November 2036	4.79%		2,750	2,750
			6,000	6,000

	Effective Interest Rate	February 1, 2026	November 2, 2025

		(In millions)
March 2021 Senior Notes
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
June 2020 Senior Notes
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	—	1,118
		752	1,870
May 2020 Senior Notes
3.150% notes due November 2025	3.29%	—	900
4.150% notes due November 2030	4.27%	1,856	1,856
4.300% notes due November 2032	4.39%	2,000	2,000
		3,856	4,756
April 2020 Senior Notes
5.000% notes due April 2030	5.18%	606	606

April 2019 Senior Notes
4.750% notes due April 2029	4.95%	1,655	1,655

2017 Senior Notes
3.500% notes due January 2028	3.60%	777	777

Assumed VMware Senior Notes
1.400% notes due August 2026	5.60%	1,500	1,500
3.900% notes due August 2027	5.50%	1,250	1,250
1.800% notes due August 2028	5.44%	750	750
4.700% notes due May 2030	5.75%	750	750
2.200% notes due August 2031	5.74%	1,500	1,500
		5,750	5,750
Other senior notes
4.500% notes due August 2034	4.55%	6	6

Total senior notes outstanding		66,220	65,370

4.540% term loan due May 2028	4.59%	1,000	1,000

4.489% term loan due May 2028	4.55%	750	750

	Effective Interest Rate	February 1, 2026	November 2, 2025

		(In millions)

Total term loans outstanding		1,750	1,750

Total debt principal outstanding		67,970	67,120
Less: Unamortized discount and issuance costs		(1,913)	(1,984)
Total debt		$66,057	$65,136

Short-term debt		$2,252	$3,152
Long-term debt		63,805	61,984
Total debt		$66,057	$65,136
__________________________
(a) In addition to contractual interest, discount and issuance costs, the effective interest rate includes the impact of previously deferred gains on derivatives.
Senior Notes
We may redeem or purchase, in whole or in part, any of our senior notes prior to their respective maturities, subject to a specified make-whole premium determined in accordance with the indentures governing the respective notes, plus accrued and unpaid interest. With the exception of the senior notes issued in September 2025 and January 2026, in the event of a change in control, note holders will have the right to require us to repurchase their notes at a price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest. Interest is paid semi-annually.
In January 2026, we issued senior unsecured notes for an aggregate principal amount of $4,500 million. During the fiscal quarter ended February 1, 2026, we repaid and redeemed a total of $3,650 million of our senior notes.
Fixed-Rate Term Loans
Interest on the term loans is due quarterly. We are permitted to prepay the term loans at any time, subject to a specified make-whole premium determined in accordance with the credit agreements governing the respective term loans, plus accrued and unpaid interest.
2025 Credit Agreement
In January 2025, we entered into a credit agreement (the “2025 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit under the revolving credit facility would reduce the aggregate amount otherwise available under such facility for revolving loans. Subject to the terms of the 2025 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 13, 2030 or (b) the date that the commitments are terminated either at our request or, if an event of default occurs, by the lenders. We had no borrowings outstanding under our revolving credit facility at either February 1, 2026 or November 2, 2025.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes in an aggregate principal amount of up to $4.0 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of issuance. The discount associated with the commercial paper is amortized to interest expense over its term. We had no commercial paper outstanding at either February 1, 2026 or November 2, 2025.
Fair Value of Debt
As of February 1, 2026, the estimated aggregate fair value of our debt was $65,738 million, which was determined using quoted prices from less active markets or other observable inputs. All of our debt obligations are categorized as Level 2 instruments.

Future Principal Payments of Debt
The future scheduled principal payments of our debt as of February 1, 2026 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2026 (remainder)	$2,252
2027	1,743
2028	5,127
2029	4,655
2030	6,406
Thereafter	47,787
Total	$67,970
As of February 1, 2026 and November 2, 2025, we were in compliance with all debt covenants.
7. Stockholders’ Equity
Cash Dividends Declared and Paid

	Fiscal Quarter Ended
	February 1, 2026	February 2, 2025

	(In millions, except per share data)
Dividends per share to common stockholders	$0.65	$0.59
Dividends to common stockholders	$3,086	$2,774
Stock Repurchase Programs
In April 2025, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock through December 31, 2025, which was subsequently extended through December 31, 2026 and increased to $11 billion. During the fiscal quarter ended February 1, 2026, we repurchased and retired 23 million shares for $7,850 million. As of February 1, 2026, $700 million of the authorized amount remained available for repurchase under this program.
Subsequent to the fiscal quarter ended February 1, 2026, our Board of Directors in March 2026 authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2026.
Stock-Based Compensation Expense

	Fiscal Quarter Ended
	February 1, 2026	February 2, 2025

	(In millions)
Cost of products sold	$66	$33
Cost of subscriptions and services	170	120
Research and development	1,447	822
Selling, general and administrative	493	305
Total stock-based compensation expense	$2,176	$1,280
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
As of February 1, 2026, the total unrecognized compensation cost related to unvested stock-based awards was $21,971 million, which is expected to be recognized over the remaining weighted-average service period of 3.2 years.

Restricted Stock Unit Awards
A summary of RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 2, 2025	229	$127.63
Granted	2	$330.46
Vested	(18)	$92.14
Forfeited	(5)	$134.41
Balance as of February 1, 2026	208	$132.52
The aggregate fair value of RSUs that vested during the fiscal quarter ended February 1, 2026 was $6,255 million, which represented the market value of our common stock on the date that the RSUs vested.
8. Income Taxes
The provision for income taxes was $846 million for the fiscal quarter ended February 1, 2026 and was primarily due to income before income taxes, partially offset by excess tax benefits from stock-based awards.
The benefit from income taxes was $13 million for the fiscal quarter ended February 2, 2025 and was primarily due to excess tax benefits from stock-based awards, partially offset by income before income taxes and a shift in the jurisdictional location mix of revenue and expenses.
9. Segment Information
Reportable Segments
We have two reportable segments: semiconductor solutions and infrastructure software. Each segment has separate financial information. The CODM considers actual and expected results of regularly provided net revenue, cost of revenue, operating expenses and operating income by segment during the budgeting and forecasting processes to support strategic decision-making and to evaluate the performance of and allocate resources to each of the segments. Operating income by segment includes items that are directly attributable to each segment and shared expenses such as marketing, general and administrative activities, facilities and IT expenses. Shared expenses are primarily allocated based on revenue and headcount.
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

Stock-based compensation expense, amortization of acquisition-related intangible assets, restructuring and other charges, and acquisition-related costs are not used in evaluating the results of, or in allocating resources to, our segments and therefore are not allocated to each segment. The CODM does not evaluate each segment using discrete asset information. Depreciation expense directly attributable to each reportable segment is included in the operating results of each segment. However, the CODM does not evaluate depreciation expense by segment and, therefore, it is not separately presented. There was no inter-segment revenue for any of the periods presented. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Annual Report on Form 10-K for fiscal year 2025.

	Fiscal Quarter Ended
	February 1, 2026	February 2, 2025

	(In millions)
Semiconductor solutions:
Net revenue	$12,515	$8,212
Cost of revenue	3,949	2,616
Research and development	941	791
Selling, general and administrative	122	99
Operating income	$7,503	$4,706

Infrastructure software:
Net revenue	$6,796	$6,704
Cost of revenue	494	504
Research and development	577	640
Selling, general and administrative	402	438
Operating income	$5,323	$5,122

Total:
Net revenue	$19,311	$14,916
Cost of revenue	4,443	3,120
Research and development	1,518	1,431
Selling, general and administrative	524	537
Unallocated expenses:
Stock-based compensation	2,176	1,280
Amortization of acquisition-related intangible assets	1,969	1,995
Restructuring and other charges	116	186
Acquisition-related costs	2	107
Operating income	$8,563	$6,260

10. Commitments and Contingencies
Commitments
The following table summarizes contractual obligations and commitments as of February 1, 2026:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments

	(In millions)
2026 (remainder)	$28	$763
2027	12	718
2028	10	736
2029	4	890
2030	—	300
Thereafter	—	873
Total	$54	$4,280
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits as of February 1, 2026, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $1,668 million of unrecognized tax benefits and accrued interest and penalties as of February 1, 2026 have been excluded from the table above.
Contingencies
From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our lines of business, including but not limited to commercial disputes, employment issues, tax disputes and disputes involving claims by third parties that our activities infringe their patent, copyright, trademark or other IP rights, as well as regulatory investigations or inquiries. Legal proceedings and regulatory investigations or inquiries are often complex, may require the expenditure of significant funds and other resources, and the outcomes of such proceedings are inherently uncertain, with material adverse outcomes possible. IP claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing IP. Claims that our products or processes infringe or misappropriate any third-party IP rights (including claims arising through our contractual indemnification of our customers) often involve highly complex, technical issues, the outcome of which is inherently uncertain. Moreover, from time to time, we pursue litigation to assert our IP rights. Regardless of the merit or resolution of any such litigation, complex IP litigation is generally costly and diverts the efforts and attention of our management and technical personnel.
Contingency Assessment
We are currently engaged in a number of legal actions in the ordinary course of our business; however, we do not believe, based on currently available facts and circumstances, that the final outcome of any pending legal proceedings, ongoing regulatory investigations or tax disputes, taken individually or as a whole, will have a material adverse effect on our condensed consolidated financial statements. However, lawsuits may involve complex questions of fact and law and may require the expenditure of significant funds and other resources to defend. The results of litigation, regulatory investigations or tax disputes are inherently uncertain, and material adverse outcomes are possible. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits. Any settlement of pending litigation could require us to incur substantial costs and other ongoing expenses, such as future royalty payments in the case of an IP dispute.

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
11. Subsequent Events
Cash Dividends Declared
On March 3, 2026, our Board of Directors declared a quarterly cash dividend of $0.65 per share on our common stock, payable on March 31, 2026 to stockholders of record on March 23, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 2, 2025 (“fiscal year 2025”) included in our Annual Report on Form 10-K for fiscal year 2025 (“2025 Annual Report on Form 10-K”). This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements are indicated by words or phrases such as “anticipate,” “expect,” “estimate,” “seek,” “plan,” “believe,” “could,” “intend,” “will,” and similar words or phrases. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These forward-looking statements may include our projected financial results or expectations regarding acquisitions, business strategies and models, and developments in technology, solutions and products. Such statements are based on current expectations, estimates, forecasts and projections of our industry performance and macroeconomic conditions, based on management’s judgment, beliefs, current trends and market conditions, and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Accordingly, we caution you not to place undue reliance on these statements. Material factors that could cause actual results to differ materially from our expectations include, but are not limited to, those disclosed under “Risk Factors” in Part II, Item 1A of this Form 10-Q, and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). We undertake no intent or obligation to publicly update or revise any forward-looking statements for any reason, except as required by law.
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
Quarterly Highlights
Highlights during the fiscal quarter ended February 1, 2026 include the following:
•We generated $8,260 million of cash from operations.
•We paid $3,086 million in cash dividends.
•We repurchased $7,850 million of common stock.

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
There were no significant changes in our critical accounting estimates during the fiscal quarter ended February 1, 2026 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Annual Report on Form 10-K.
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

Results of Operations
Fiscal Quarter Ended February 1, 2026 Compared to Fiscal Quarter Ended February 2, 2025
The following table sets forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	February 1, 2026	February 2, 2025	February 1, 2026	February 2, 2025

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$14,130	$10,143	73%	68%
Subscriptions and services	5,181	4,773	27	32
Total net revenue	19,311	14,916	100	100
Cost of revenue:
Cost of products sold	4,041	2,695	21	18
Cost of subscriptions and services	638	578	3	4
Amortization of acquisition-related intangible assets	1,462	1,484	8	10
Restructuring charges	13	14	—	—
Total cost of revenue	6,154	4,771	32	32
Gross margin	13,157	10,145	68	68
Research and development	2,965	2,253	15	15
Selling, general and administrative	1,019	949	5	7
Amortization of acquisition-related intangible assets	507	511	3	3
Restructuring and other charges	103	172	1	1
Total operating expenses	4,594	3,885	24	26
Operating income	$8,563	$6,260	44%	42%
In the fiscal quarter ended February 1, 2026, we included upfront license revenue of $1,755 million within products revenue, and the related costs, which were immaterial, in cost of products sold. To conform to the current period presentation, we reclassified $1,972 million of upfront license revenue from subscriptions and services revenue to products revenue for the fiscal quarter ended February 2, 2025. We also reclassified the related costs for the upfront license revenue, which were immaterial. See Note 2. “Revenue from Contracts with Customers” in Part I, Item 1. of this Form 10-Q for additional information.
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to one semiconductor solutions customer, which is a distributor, accounted for 42% and 29% of our net revenue for the fiscal quarters ended February 1, 2026 and February 2, 2025, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 50% and 40% of our net revenue for the fiscal quarters ended February 1, 2026 and February 2, 2025, respectively. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key semiconductor customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our products used in AI and wireless applications as fluctuations may be magnified by the timing of customer deployments, as well as product launches. For infrastructure software, whether or not a customer has the right to terminate causes variations in revenue recognized in each period.

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended
Net Revenue by Segment	February 1, 2026	February 2, 2025	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$12,515	$8,212	$4,303	52%
Infrastructure software	6,796	6,704	92	1%
Total net revenue	$19,311	$14,916	$4,395	29%

	Fiscal Quarter Ended
Net Revenue by Segment	February 1, 2026	February 2, 2025

	(As a percentage of net revenue)
Semiconductor solutions	65%	55%
Infrastructure software	35	45
Total net revenue	100%	100%
Net revenue from our semiconductor solutions segment increased in the fiscal quarter ended February 1, 2026 compared to the prior year fiscal period due to strong demand for our networking solutions, primarily custom AI accelerators and AI networking products.
Gross Margin
Gross margin was $13,157 million for the fiscal quarter ended February 1, 2026 compared to $10,145 million for the fiscal quarter ended February 2, 2025. The increase was primarily due to strong product demand for our AI-related semiconductor solutions.
As a percentage of net revenue, gross margin was relatively flat. The gross margin benefit from our net revenue growth was offset by a higher mix of semiconductor solutions net revenue.
Research and Development Expense
Research and development expense increased $712 million, or 32%, for the fiscal quarter ended February 1, 2026 compared to the prior year fiscal period. The increase was primarily due to higher stock-based compensation.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $70 million, or 7%, for the fiscal quarter ended February 1, 2026 compared to the prior year fiscal period. The increase was primarily due to higher stock-based compensation.
Stock-Based Compensation Expense
During the second quarter of fiscal year 2025, we granted two-year time- and market-based restricted stock unit awards (the “Two-Year Equity Awards”), in lieu of our annual employee equity awards historically granted in the second quarter of each fiscal year. Each of the Two-Year Equity Awards vests on the same basis as two annual grants with staggered vesting start dates of March 15, 2025 and March 15, 2026 and successive four-year vesting periods. We recognize stock-based compensation expense related to these awards from the grant date through their respective vesting date, ranging from four to five years.
Total stock-based compensation expense was $2,176 million and $1,280 million for the fiscal quarters ended February 1, 2026 and February 2, 2025, respectively. The increase was due to the Two-Year Equity Awards granted at higher grant-date fair values.

The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of February 1, 2026. The remaining weighted-average service period was 3.2 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2026 (remainder)	$6,168
2027	7,184
2028	5,072
2029	2,795
2030	752
Total	$21,971
Segment Operating Results

	Fiscal Quarter Ended
Operating Income by Segment	February 1, 2026	February 2, 2025	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$7,503	$4,706	$2,797	59%
Infrastructure software	5,323	5,122	201	4%
Unallocated expenses	(4,263)	(3,568)	(695)	19%
Total operating income	$8,563	$6,260	$2,303	37%
Operating income from our semiconductor solutions segment increased for the fiscal quarter ended February 1, 2026 compared to the prior year fiscal period due to strong demand for our networking solutions, primarily custom AI accelerators and AI networking products.
Unallocated expenses include stock-based compensation expense, amortization of acquisition-related intangible assets, restructuring and other charges, acquisition-related costs, and other costs, which are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 19% for the fiscal quarter ended February 1, 2026 compared to the prior year fiscal period primarily due to higher stock-based compensation expense.
Non-Operating Income and Expenses
Interest expense. Interest expense was $801 million and $873 million for the fiscal quarters ended February 1, 2026 and February 2, 2025, respectively. The decrease was primarily due to an overall reduction in outstanding debt balances and debt refinancing activities.
Other income, net. Other income, net includes interest income, gains and losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $433 million and $103 million for the fiscal quarters ended February 1, 2026 and February 2, 2025, respectively. Other income, net included a $315 million gain from the reversal of excise tax charges on our acquisition of VMware, Inc. (“VMware”), as the final Inflation Reduction Act of 2022 regulations exempted purchases of common stock on acquisitions from excise tax. In addition, interest income increased as a result of higher invested balances.
Provision for (benefit from) income taxes. The provision for income taxes was $846 million for the fiscal quarter ended February 1, 2026 and was primarily due to income before income taxes, partially offset by excess tax benefits from stock-based awards. The benefit from income taxes was $13 million for the fiscal quarter ended February 2, 2025 and was primarily due to excess tax benefits from stock-based awards, partially offset by income before income taxes and a shift in the jurisdictional location mix of revenue and expenses.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our primary liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.

Our primary sources of liquidity as of February 1, 2026 consisted of: (i) $14,174 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility. In addition, we may also generate cash from the sale of assets, and debt or equity financings from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements, (ii) research and development and capital expenditure needs, (iii) cash dividend payments (if and when declared by our Board of Directors), (iv) interest and principal payments related to our $67,970 million of outstanding indebtedness with $2,252 million principal amounts payable within 12 months, (v) payment of income taxes, (vi) discretionary stock repurchases, and (vii) business acquisitions and investments we may make from time to time. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
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
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction, or evaluation of potential transactions, could require significant use of our cash and cash equivalents, or require us to increase our borrowings to fund such transactions. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, expansions of new business strategies and models, or unanticipated capital expenditures, our business and financial condition could suffer. In addition, we may agree to financial obligations, including guarantees, or increase our exposure to credit or customer default risks to support our strategic initiatives or other corporate purposes. In such circumstances, we may seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service our outstanding indebtedness and any other indebtedness we may incur will depend on our ability to generate cash in the future. We may also elect to issue additional debt or equity securities for reasons other than those specified above. From time to time, we manage our indebtedness through financings, redemptions, repayments, exchanges, tender offers and other transactions. Such transactions will depend on prevailing market conditions, our liquidity requirements, the terms of indentures, contractual restrictions and other factors.
Working Capital
Working capital increased to $15,203 million at February 1, 2026 from $13,059 million at November 2, 2025. The increase was primarily attributable to the following:
•Trade accounts receivable, net increased to $8,460 million at February 1, 2026 from $7,145 million at November 2, 2025 primarily due to higher billings and the timing of collections.
•Employee compensation and benefits decreased to $864 million at February 1, 2026 from $2,129 million at November 2, 2025 primarily due to annual employee bonus plan payments.
These increases in working capital were offset in part by the following:
•Cash and cash equivalents decreased to $14,174 million at February 1, 2026 from $16,178 million at November 2, 2025, primarily due to $7,850 million of stock repurchases and $3,086 million of dividend payments, offset in part by $8,260 million in net cash provided by operating activities.

Capital Returns

	Fiscal Quarter Ended
Cash Dividends Declared and Paid	February 1, 2026	February 2, 2025

	(In millions, except per share data)
Dividends per share to common stockholders	$0.65	$0.59
Dividends to common stockholders	$3,086	$2,774
In April 2025, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock through December 31, 2025, which was subsequently extended through December 31, 2026 and increased to $11 billion. During the fiscal quarter ended February 1, 2026, we repurchased and retired 23 million shares for $7,850 million. As of February 1, 2026, $700 million of the authorized amount remained available for repurchase under this program.
Subsequent to the fiscal quarter ended February 1, 2026, our Board of Directors in March 2026 authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2026.
During the fiscal quarter ended February 2, 2025, we paid $2,036 million in employee withholding taxes due upon the vesting of net settled equity awards and withheld 8 million shares from employees in connection with such net share settlements. In the fiscal quarter ended February 1, 2026, we settled withholding taxes upon the vesting of employee equity awards using proceeds from the sale of a portion of the vested shares.
Cash Flows

	Fiscal Quarter Ended
	February 1, 2026	February 2, 2025

	(In millions)
Net cash provided by operating activities	$8,260	$6,113
Net cash used in investing activities	(115)	(174)
Net cash used in financing activities	(10,149)	(5,980)
Net change in cash and cash equivalents	$(2,004)	$(41)
Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $2,147 million increase in cash provided by operations during the fiscal quarter ended February 1, 2026 compared to the prior year fiscal period was primarily due to $1,846 million higher net income and $1,055 million higher non-cash adjustments including stock-based compensation and deferred taxes and other non-cash taxes, offset in part by $754 million from changes in operating assets and liabilities.
Investing Activities
Cash flows from investing activities primarily consist of capital expenditures and proceeds and payments related to investments. The cash flows from investing activities during the fiscal quarter ended February 1, 2026 was relatively flat compared to the prior year fiscal period as an increase in net proceeds from investments in the current year fiscal period was substantially offset by higher capital expenditures compared to the prior year fiscal period.
Financing Activities
Cash flows from financing activities primarily consist of proceeds and payments related to our borrowings, dividend payments, authorized stock repurchases, and employee withholding tax payments related to net settled equity awards. The $4,169 million increase in cash used in financing activities during the fiscal quarter ended February 1, 2026 compared to the prior year fiscal period was primarily due to stock repurchases in the current year fiscal period, offset in part by a decrease in employee withholding tax payments related to net settled equity awards and an increase in net proceeds from borrowings in the current year fiscal period compared to the prior year fiscal period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risks from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2025 Annual Report on Form 10-K, except as disclosed below.
Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding borrowings. As of February 1, 2026 and November 2, 2025, we had $68.0 billion and $67.1 billion in principal amount of borrowings outstanding, and the estimated aggregate fair value of these borrowings was $65.7 billion and $64.6 billion, respectively. As of February 1, 2026 and November 2, 2025, a hypothetical 50 basis point change in market interest rates would change the fair value of our borrowings by approximately $2.0 billion and $1.9 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on our borrowings outstanding. To hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances, we have entered, and in the future may enter, into treasury rate lock contracts.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of February 1, 2026. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of February 1, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•Dependence on a limited number of contract manufacturers and suppliers of critical materials, including components, within our supply chain, and potential failure to adjust such manufacturing and supply chain to meet customer demand, may adversely affect our ability to bring products to market and our results of operations.
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
•If our software does not successfully address market trends and competitive developments, demand for our software and services could decrease and materially adversely affect us.
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
A general weakening of the economy globally or in a particular region or industry, uncertainty and volatility in financial markets, efforts of governments to stimulate or stabilize the economy or to achieve specific policy objectives such as onshoring of semiconductor manufacturing and other unfavorable changes in economic conditions, such as inflation, higher interest rates, tightening of the credit markets, recession or slowing growth, as well as an increase in geopolitical conflicts, trade tensions and related tariffs with U.S. trading partners, could negatively impact our business, financial condition, cash flows and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty may also make it more difficult to accurately forecast operating results, and market volatility stemming from current macroeconomic events may materially impact our cash flow and our ability to raise or refinance debt at favorable rates. An escalation of trade tensions between the U.S. and its trading partners may continue to result in trade restrictions and increased protectionism on both ends that harm our ability to participate in some markets or compete effectively.
Sustained uncertainty about, or worsening of, current global economic conditions, further tariffs and escalations of trade tensions between the U.S. and its trading partners, especially China, increased geopolitical volatility and conflicts, such as in the Middle East, and the decoupling of the global economies could result in a global economic slowdown and long-term changes to global trade. Such events may also (i) cause our customers and end-users to reduce, delay or forgo technology spending, (ii) result in customers sourcing products from other suppliers not subject to such restrictions or tariffs or to develop these products themselves, (iii) lead to the insolvency or consolidation of key suppliers and customers, and (iv) intensify pricing pressures. Any or all of these factors could negatively affect demand for our products and our business, financial condition and results of operations.
Our business is subject to various governmental regulations. Compliance with these regulations may cause us to incur significant expense and failure to maintain compliance with applicable regulations could adversely affect our business.
Our business is subject to various domestic and international laws and other legal requirements, including antitrust and import/export regulations, such as the U.S. Export Administration Regulations, and applicable executive orders. These laws, regulations, orders, tariffs, federal policies and other governmental actions are complex, continue to evolve and change frequently with limited notice and generally become more stringent over time. We may be required to incur significant expenses to comply with these legal requirements or respond to governmental actions. In addition, if our suppliers or customers fail or choose not to comply with these legal requirements or governmental actions, we may be required to suspend purchasing from such suppliers or selling to such customers, which could damage our reputation and have a material adverse impact on our results of operations. The U.S. government continues to add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries and impose other restrictions or requirements, which have had and may in the future have an adverse effect on our revenue, supply chain and our ability to manufacture or sell our products. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with U.S. trading partners, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products and services. Furthermore, foreign government authorities have proposed and may take retaliatory actions, impose conditions for the supply of products or require the license or other transfer of IP, which could have a material adverse effect on our business. Uncertainty due to such evolving policies or actions also may disrupt our supply chain and if we are unable to effectively mitigate any adverse impacts from such measures, this could adversely affect our business, financial condition and results of operations.

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
A majority of our products are produced, sourced and sold internationally and our international revenue represents a significant percentage of our overall revenue. Multiple factors relating to our international operations and to particular countries in which we or our customers operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:
•changes in political, regulatory, legal or economic conditions, geopolitical turmoil or conflict (including China-Taiwan relations), including terrorism, war or political or military coups, state-sponsored or politically motivated cyber-attacks, civil disturbances, or political instability (foreign and domestic);
•restrictive or retaliatory governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments, data privacy, AI and sustainability-related regulations, trade protection measures, including increasing protectionism and economic nationalism, import/export restrictions (including with regards to advanced technologies), import/export duties and quotas, trade sanctions, and customs duties and tariffs, all of which have increased and may further increase;
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
The semiconductor industry is highly cyclical and is subject to rapid price increase or erosion, wide fluctuations in product supply and demand, constant and rapid technological change and evolving technical standards and product applications. The semiconductor industry is undergoing profound change due to the adoption and proliferation of AI and has experienced a significant upturn, which may not be sustainable. The growth of AI is creating pressure on the semiconductor industry to timely design, manufacture and deliver semiconductor products and solutions to meet customer demand for computing power and AI infrastructure. Some of these AI customers may have constrained resources or capital and may be unable to pay for their required AI infrastructure and/or seek alternative financings or novel or deferred payment models from their vendors and suppliers, which could result in credit or customer default risks and negatively impact our business, financial condition or results of operations. If our AI customers substantially reduce their expansion plans, cancel, reduce or delay their orders, are unable to generate the profit required to offset their spending or are otherwise unable to meet their obligations and we cannot offset the downturn in their business, it could have a material adverse effect on our business, operating results, financial condition and stock price.
A significant reduction in demand from certain customers or loss of one or more of our significant customers may adversely affect our business.
We have historically depended on a small number of end customers, original equipment manufacturers (“OEMs”), their respective contract manufacturers (“CMs”) and certain distributors for a majority of our business and revenue. For fiscal quarter ended February 1, 2026, sales to distributors accounted for 55% of our net revenue. We believe aggregate sales, through all channels, to our top five end customers accounted for approximately 50% of our net revenue for the fiscal quarter ended February 1, 2026. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material adverse developments experienced by these customers. In addition, some customers may cancel, reduce or delay their orders or decline to purchase from us due to reduced capital expenditure spending, lack of access to sufficient capital, downturn in their business, governmental actions such as being designated a “supply chain risk,” purchases from our competitors or their internal development of competing products or customer-owned tooling.
When our semiconductor customers agree to purchase specific quantities of products or source an agreed portion of their product needs from us, such arrangements often include pricing schedules or methodologies that apply regardless of the volume of products purchased, and those customers from time to time may not or do not purchase the amount of product we expect. Moreover, our top customers, including our AI solutions customers, may make and have made greater demands on us with regards to pricing and contractual terms, such as seeking to lease AI racks or systems based on our XPUs instead of purchasing, as well as alternative financings for such leases or other novel or deferred payment models. As a result, we may not generate the amount of revenue or free cash flow or achieve the level of profitability that we or investors expect under such arrangements. In addition, such arrangements may impose financial obligations, including guarantees, upon us or increase our exposure to credit or customer default risks, and failure to mitigate these risks could negatively impact our business, financial condition or results of operations. The loss of, or any substantial reduction in our sales to, any of our top customers, including our customers for our custom AI accelerators or XPUs or AI racks or systems based on our XPUs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development, expand our business strategy and adopt new business models. If we fail to timely develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, if new competitive technologies that we do not support become widely accepted, if we are unable to successfully execute on new business strategies or models such as the sale or leasing of AI racks or systems based on our XPUs, or customers proceed with customer-owned tooling, demand for our products and solutions such as our custom AI accelerators or XPUs, network switches or other AI-related products may be reduced. To support our new business strategies or models, we may enter into leasing or other arrangements with customers or other third-parties that could increase our costs and operational complexity. Slow or unsuccessful investments in our research and development efforts or expansion or modification of our business strategies and models and incurring significant expenses for these actions, would have a negative impact on our business, financial condition and margins.

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
We depend on our CMs to allocate sufficient manufacturing capacity and critical components to meet our needs, to produce products of acceptable quality at acceptable yields and prices, and to deliver those products to us on a timely basis. We do not generally have long-term capacity commitments with our CMs and substantially all of our manufacturing services are on a purchase order basis with no minimum quantities. Further, from time to time, our CMs may raise their prices, cease to, or become unable to, manufacture a component for us, and have had and may continue to have capacity constraints in times of unprecedented demand. Our CMs may also fail to timely develop or successfully implement new, advanced manufacturing processes, including transitions to smaller geometry process technologies.
During the fiscal quarter ended February 1, 2026, approximately 95% of the wafers manufactured by our CMs were produced by Taiwan Semiconductor Manufacturing Company Limited (“TSMC”). We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to materially prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has raised, and may in the future raise, their prices to manufacture our wafers.
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
Our manufacturing processes and those of our CMs rely on many materials, including memory chips, silicon, gallium arsenide and indium phosphide (“InP”) wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages, various chemicals and gases, and other components. During the fiscal quarter ended February 1, 2026, we purchased more than three-quarters of our manufacturing materials from five materials suppliers, some of which are single source suppliers. The lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials suppliers and substantially all of our purchases are on a purchase order basis. Suppliers have previously, and may in the future, extend lead times, limit supplies, place products on allocation, increase prices, or prioritize supplies for other customers, including with respect to memory chips, any of which could disrupt supply or increase demand in the industry and negatively impact our results of operations and our ability to fully meet our customers’ demand. Additionally, the supply of these materials has been, from time to time, impacted by increased trade tensions between the U.S. and its trading partners, particularly China, and the uncertainty due to evolving trade restrictions. Any such supply constraints could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
Winning business in the semiconductor solutions industry is an unpredictable process that is often lengthy and requires us to incur significant expenses, evolve our business strategy or adopt a new business model, which may negatively impact our results of operations, gross margin or cash flows.
Our semiconductor business is dependent on us winning competitive bid selection processes. These selection processes are often lengthy and can require us to dedicate significant development expenditures and scarce engineering resources in pursuit of a single customer opportunity. Failure to obtain a particular design win may prevent us from obtaining design wins in subsequent generations of a particular product. This can result in lost revenue and can weaken our position in future selection processes.
Winning a product design does not guarantee sales or subsequent sales to a customer. Customers could accelerate, delay or cancel plans, develop and use their own products, purchase products from our competitors, fail to qualify our products, reduce or discontinue use of our products, or fail to successfully market and sell their products, which could reduce demand for our products and cause us to hold a material amount of excess inventory, materially adversely affecting our business, financial condition and results of operations. In addition, we may also be unable to materially recoup our costs or resell our products to other customers due to the custom nature of certain products.

The timing of design wins is unpredictable and implementing production for a particular design win or multiple design wins at the same time, such as for our custom AI accelerators or XPUs, network switches and other AI-related products, may strain our resources and those of our CMs. Some of our customers who have selected us may also have constrained resources or capital but require immediate availability of our custom XPUs. We have dedicated, and expect to continue dedicating, significant additional resources to execute on new business strategies or models such as the sale or leasing of AI racks or systems based on our XPUs to our customers with alternative financings or novel or deferred payment models, which could result in additional costs, expenses, credit or customer default risks, reduced gross margin and cash flows.
Failure to adjust our manufacturing and supply chain to meet customer demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on CMs and outsourcing, internal fabrication utilization and other resource requirements, and evolving our business strategy or adopting new business models such as the sale or leasing of AI racks or systems based on our XPUs, based on customer requirements or estimates thereof, which may not be accurate and could result in reallocation of resources. Many factors could impact our estimates of customers’ demands, including changes in product development cycles, competing technologies and product releases, new or unexpected end-user products or applications, such as demand for AI-related products and solutions, and changes in business, regulatory and economic conditions. Our customers may also underestimate the data center or related power or water capacity needed to address end-user demand, which may impact our ability to timely satisfy their requirements. In addition, where our products are part of larger infrastructure projects like data centers, any supply constraints or availability issues with respect to any one component may impact our revenue or our results of operations. The Creating Helpful Incentives to Produce Semiconductors for America Act could also result in an increase in supply leading to excess inventory and a decrease in average selling prices. If we are unable to timely respond to changes in customer demand or execute on new business strategies or models, this could damage our customer relationships, harm our reputation, prevent us from taking advantage of opportunities and adversely impact our business, financial condition and results of operations.
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
Our gross margin is highly dependent on our product mix, as well as the timing and amount of our revenue from our semiconductor solutions, software licensing and other products or solutions. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand, shifts in spending priorities, constrained resources or capital of our customers, supply constraints, unfavorable changes in economic conditions, industry oversupply or reductions in our technological lead compared to our competitors, and other factors have in the past and may in the future lead to further price erosion, lower revenue and lower gross margin. The gross margin for our semiconductor solutions has typically been lower than our infrastructure software solutions. The sale or leasing of AI racks or systems based on our XPUs will likely increase our operating margin but compress or lower future gross margin, which would adversely impact our stock price.
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
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 55% of our net revenue in the fiscal quarter ended February 1, 2026 and are subject to a number of risks, including:

•fluctuations in demand based on our distributors’ product inventory levels, and the timing of delivery to and demand of end customers;
•our distributors and other channel partners are generally not subject to minimum sales requirements or any obligation to market our products to their customers and may market and distribute competing products; and
•our distributors’ and other channel partners’ agreements are generally nonexclusive and some may be terminated at any time without cause.
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
Many of our software solutions and services are based on data center virtualization and related hybrid-cloud technologies used to manage distributed computing architectures, which form the foundation for private and hybrid cloud computing. Enabling businesses to modernize applications and efficiently implement their private and hybrid cloud services presents new and difficult technological, operational and compliance challenges. If businesses build new or shift existing compute workloads off-premises to public cloud providers, this could limit the market for deployments of our data center virtualization portfolio. Current and future customers may not accept our subscription licensing model or perceive benefits associated with adopting our enterprise-grade private and hybrid cloud platform or our simplified product portfolios, including new version releases.
If demand, adoption and continued usage of our software is significantly less than anticipated or we fail to realize the expected returns on our business strategy, the investments we have made to implement our strategy may be of no or limited value, we may lose significant customers and our business, financial condition, results of operations and cash flows may be adversely affected.
If our software does not successfully address market trends and competitive developments, demand for our software and services could decrease, which could materially adversely affect our business.
The infrastructure software solutions industry is a very competitive industry and we expect more competition as AI continues to advance and be integrated into the markets in which we compete. We must continually address the challenges of dynamic and accelerating market trends and competitive developments, such as the emergence of advanced persistent threats in the security space and AI capabilities, to compete effectively. We may also be required to make substantial modifications to our software to maintain compatibility with operating systems, systems software and computer hardware used by our customers or to provide our customers with desired features or capabilities. While we continue to enhance our software solutions and capabilities, there can be no assurance that we will successfully adapt our software in response to these developments. Further, our competitors may develop or incorporate solutions, including AI capabilities, into their products more rapidly or effectively than we do.
In addition, our software solutions interact with a variety of software and hardware developed by third parties, as well as cloud providers. If we lose access to third-party code and specifications for the development of code or cloud providers fail to support our software or otherwise limit the functionality, compatibility or certification of our software or otherwise impose unfavorable terms and conditions, this could negatively impact our ability to develop compatible software. This could result in higher research and development costs for the enhancement and modification of our existing software or development of new software solutions. Any additional restrictions could materially adversely affect our business, financial condition and operating results and cash flow.
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
Our contracts signed with the U.S. federal, state and local government and non-U.S. government agencies are generally subject to annual fiscal funding approval and may be renegotiated or terminated at the discretion of the government. Termination, renegotiation or the lack of funding approval for a contract could adversely affect our sales, revenue and reputation. If personnel critical to our performance of these contracts are unable to obtain or maintain the security clearance level required under such contracts, we may be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our results of operations. Additionally, our government contracts and our arrangements with channel partners who may sell directly to government customers are generally subject to requirements that may generally not be present in commercial contracts and/or may be complex, as well as audits and investigations. Failure to meet contractual requirements could result in various civil and criminal actions and penalties, and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government, which could materially adversely affect our business, financial condition, operating results and cash flow.
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
The industries in which we operate are highly competitive and characterized by rapid technological changes, evolving industry standards, changes in customer requirements, often aggressive pricing practices and, in some cases, new delivery methods. Competition in these industries continues to increase as existing competitors improve or expand their product offerings, as new competitors, including our customers, enter our markets or as AI continues to advance and be integrated into the markets in which we compete. To remain competitive, we seek to evolve our business strategy or adopt new business models from time to time, such as the sale or leasing of AI racks or systems based on our XPUs, that require significant financial resources, which could have a material adverse effect on our results of operations. Moreover, we may offer and have offered alternative financings or other novel or deferred payment models for the leasing of AI racks or systems based on our XPUs to effectively compete, which could have a material adverse effect on our revenue, free cash flow and gross margin and expose us to credit or customer default risks.
Some of our competitors, including our customers, have longer operating histories, greater name recognition or presence in key markets, a larger installed customer base, larger technical staff, a more comprehensive IP portfolio or better patent protection, more established relationships with vendors or suppliers, or greater manufacturing, distribution, financial, research and development, technical and marketing resources than us. We face competition from companies that receive financial and other support from their home country government, customers who develop competing products, public cloud providers, numerous smaller companies that specialize in specific aspects of the highly fragmented software industry, including AI, open source authors who provide software and IP for free, and competitors who offer their products through try-and-buy or freemium models. Our competitors, including cloud-based and AI-native vendors, may develop competitive software or AI solutions that could impact our ability to retain existing customers and attract new customers. In addition, the trend toward consolidation is also changing the competitive landscape. We expect this trend to continue, which may result in combined competitors having greater resources than we do.
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
The foregoing factors are often difficult to predict, and these, as well as other factors, could materially adversely affect our quarterly or annual operating results. In addition, a significant amount of our operating expenses are relatively fixed in nature. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful or reliable indicators of our future performance. If our operating results in one or more future quarters fail to meet our forecasts or the expectations of securities analysts or investors, a significant decline in the trading price of our common stock may occur, which may happen immediately or over time.
We have pursued, and may in the future pursue, mergers, acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.
Our growth strategy includes acquiring or investing in businesses that offer complementary products, services and technologies, or enhance our market coverage, business strategy or technological capabilities. Any acquisitions we may undertake and their integration involve risks and uncertainties, which could impede the execution of our business strategy, such as:
•U.S. and non-U.S. regulatory approval may take longer than anticipated, not be forthcoming or contain burdensome conditions, including due to U.S.-international relationships and other geopolitical events;
•incurring additional debt related to acquisitions or other strategic transactions;
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
Our income taxes are subject to volatility and could be adversely affected by numerous factors, including reorganization or restructuring of our business, tax structure, business combinations, jurisdictional location mix of our income and assets, and changes in tax legislation or accounting policies or related interpretations.
Our global income is subject to tax in the U.S. In addition, many countries are implementing anti-base-erosion legislation and guidance aimed at standardizing and modernizing global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. Many countries have implemented or are in the process of implementing a global minimum tax, which have materially increased and we expect may further materially increase our effective tax rate and cash tax costs. Substantial changes in domestic or international corporate tax policies, regulations or guidance, including the One Big Beautiful Bill Act, as well as enforcement activities or legislative investigations and inquiries may materially adversely affect our business and impact our provision for income taxes, net income, cash flow and our results of operations generally.
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
Our operations have benefitted from various tax incentives extended to us in various jurisdictions to encourage investment or employment. If a tax incentive or tax holiday is modified or terminated prior to its expiration absent a new incentive, we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows. In addition, we may be required, or elect, to modify our operational structure and tax strategy in order to keep an incentive, which could result in a decrease in the benefits of the incentive. Adoption of global minimum tax provisions in a country in which we have an existing tax incentive has materially increased our provision for income taxes. If additional countries in which we have tax incentives adopt similar tax provisions, this could have a further material adverse impact on our provision for income taxes.
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
From time to time, we require significant expenditures to support our growth and respond to business challenges, and as a result we have additional cash requirements to support the payment of interest on our outstanding indebtedness. As of February 1, 2026, the aggregate indebtedness was $67,970 million. Our substantial indebtedness and the instruments governing our indebtedness could have important consequences including:
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
Furthermore, we may enter into other financing arrangements, such as guarantees, to support our strategic initiatives or other corporate purposes, which could increase our fixed obligations, have a negative impact on our financial condition and reduce our financial and business flexibility.
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
•anticipated or actual demand for products used in AI-related solutions, including ASICs such as custom AI accelerators or XPUs and network switches;
•broad market, industry and competitor-related fluctuations;

•negative publicity regarding us or our business, or that of our significant customers, whether accurate or not;
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
The following table presents our repurchases during the fiscal quarter ended February 1, 2026 pursuant to a stock repurchase program to repurchase up to $10 billion of our common stock through December 31, 2025 authorized by our Board of Directors in the second quarter of fiscal year 2025, which was subsequently extended through December 31, 2026 and increased to $11 billion.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan

	(In millions, except per share data)
November 3, 2025 - November 30, 2025	—	$—	—	$7,550
December 1, 2025 - December 28, 2025	15	$337.23	15	$2,550
December 29, 2025 - February 1, 2026	8	$345.40	8	$700
	23	$340.15	23
Subsequent to the fiscal quarter ended February 1, 2026, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2026.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangement
Henry Samueli, Ph.D., our Chairman of the Board, has voting and dispositive power over the shares held by D95GT, LLC (“D95GT”) and H&S Investments I, L.P. (“H&S Investments”) and disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. Dr. Samueli does not have a pecuniary interest in the shares held by the Samueli Foundation or The Rinks Foundation, but the Samueli Foundation and The Rinks Foundation may be deemed an affiliate of Dr. Samueli. On December 16, 2025, D95GT, H&S Investments, the Samueli Foundation and The Rinks Foundation adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act (the “Trading Plan”). Pursuant to the Trading Plan, (i) D95GT will gift up to $105,678,000 in shares of Broadcom common stock to the Samueli Foundation and (ii) H&S Investments will gift up to $94,322,000 in shares of Broadcom common stock to the Samueli Foundation, up to $9,000,000 in shares of Broadcom common stock to The Rinks Foundation and up to $105,000,000 in shares of Broadcom common stock to a charity. The Samueli Foundation and The Rinks Foundation will subsequently sell all shares donated to them as provided above. Pursuant to the Trading Plan, D95GT will also sell up to $660,000,000 in shares of Broadcom common stock and H&S Investments will also sell up to $340,000,000 in shares of Broadcom common stock. The Trading Plan will expire on December 31, 2026, subject to early termination for certain specified events set forth in the Trading Plan.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of May 26, 2022, by and among Broadcom Inc., VMware, Inc., Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC.	8-K	001-38449	2.1	05-26-2022
3.1	Amended and Restated Certificate of Incorporation (including all amendments thereto).	10-Q	001-38449	3.1	09-11-2024
3.2	Amended and Restated Bylaws.	8-K12B	001-38449	3.2	04-04-2018
4.1	Form of Common Stock Certificate.	10-Q	001-38449	4.1	06-14-2018
4.2	Description of Common Stock.	10-K	001-38449	4.2	12-20-2024
4.3	Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-37690	4.1	01-20-2017
4.4	First Supplemental Indenture to the January 2017 Indenture, dated as of April 9, 2018.	8-K	001-38449	4.1	04-09-2018
4.5	Second Supplemental Indenture to the January 2017 Indenture, dated as of January 25, 2019.	8-K	001-38449	4.1	01-25-2019
4.6	Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-37690	4.1	10-17-2017
4.7	Supplemental Indenture to the October 2017 Indenture, dated as of April 9, 2018.	8-K	001-38449	4.2	04-09-2018
4.8	Second Supplemental Indenture to the October 2017 Indenture, dated as of January 25, 2019.	8-K	001-38449	4.2	01-25-2019
4.9	Form of 3.500% Senior Notes due 2028 (included in Exhibit 4.7).	8-K	001-37690	4.1	10-17-2017
4.10	Indenture, dated as of April 5, 2019, by and among the Company as Issuer, Broadcom Technologies Inc., Broadcom Corporation and Broadcom Cayman Finance Limited, and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-05-2019
4.11	Form of 4.750% Senior Notes due 2029 (included in Exhibit 4.10).	8-K	001-38449	4.1	04-05-2019
4.12	Indenture, dated as of April 9, 2020, by and among the Company, as Issuer, Broadcom Technologies Inc. and Broadcom Corporation (the “2020 Guarantors”), and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-09-2020
4.13	Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.12).	8-K	001-38449	4.1	04-09-2020
4.14	Indenture, dated as of May 8, 2020, by and among the Company as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	05-08-2020
4.15	Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.14).	8-K	001-38449	4.1	05-08-2020
4.16	Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.14).	8-K	001-38449	4.1	05-08-2020
4.17	Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.14).	8-K	001-38449	4.1	05-08-2020
4.18	Indenture, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	05-21-2020
4.19	Form of 3.459% Senior Notes due 2026 (included in Exhibit 4.18).	8-K	001-38449	4.1	05-21-2020
4.20	Indenture, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as Trustee.	8-K	001-38449	4.1	01-19-2021
4.21	Form of 1.950% Senior Notes due 2028 (included in Exhibit 4.20).	8-K	001-38449	4.1	01-19-2021
4.22	Form of 2.450% Senior Notes due 2031 (included in Exhibit 4.20).	8-K	001-38449	4.1	01-19-2021
4.23	Form of 2.600% Senior Notes due 2033 (included in Exhibit 4.20).	8-K	001-38449	4.1	01-19-2021
4.24	Form of 3.500% Senior Notes due 2041 (included in Exhibit 4.20).	8-K	001-38449	4.1	01-19-2021
4.25	Form of 3.750% Senior Notes due 2051 (included in Exhibit 4.20).	8-K	001-38449	4.1	01-19-2021
4.26	Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	8-K	001-38449	4.1	03-31-2021
4.27	Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.26).	8-K	001-38449	4.1	03-31-2021
4.28	Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.26).	8-K	001-38449	4.1	03-31-2021
4.29	Indenture, dated as of September 30, 2021, by and between the Company and Wilmington Trust, National Association, as Trustee.	8-K	001-38449	4.1	09-30-2021
4.30	Form of 3.137% Senior Notes due 2035 (included in Exhibit 4.29).	8-K	001-38449	4.1	09-30-2021
4.31	Form of 3.187% Senior Notes due 2036 (included in Exhibit 4.29).	8-K	001-38449	4.1	09-30-2021
4.32	Registration Rights Agreement, dated as of September 30, 2021, by and among the Company and BNP Paribas Securities Corp., J.P. Morgan Securities LLC and TD Securities (USA) LLC, as dealer-mangers in connection with the September 2021 exchange offer.	8-K	001-38449	4.4	09-30-2021
4.33	Indenture, dated April 14, 2022, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-15-2022
4.34	Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.33).	8-K	001-38449	4.1	04-15-2022
4.35	Form of 4.15% Senior Notes due 2032 (included in Exhibit 4.33).	8-K	001-38449	4.1	04-15-2022
4.36	Registration Rights Agreement, dated as of April 14, 2022, between the Company and BofA Securities, Inc., HSBC Securities (USA) Inc., and RBC Capital Markets, LLC, as representatives of the several initial purchasers of the April 2022 Senior Notes.	8-K	001-38449	4.4	04-15-2022
4.37	Indenture, dated April 18, 2022, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-18-2022
4.38	Form of 4.926% Senior Notes due 2037 (included in Exhibit 4.37).	8-K	001-38449	4.1	04-18-2022
4.39	Registration Rights Agreement, dated April 18, 2022, between the Company and Barclays Capital Inc., BBVA Securities Inc., BNP Paribas Securities Corp. and J.P. Morgan Securities LLC, as dealer-managers in connection with the April 2022 Exchange Offer.	8-K	001-38449	4.3	04-18-2022
4.40	Indenture, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	07-12-2024
4.41	Supplemental Indenture No. 1, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	07-12-2024
4.42	Form of 5.050% Senior Notes due 2027 (included in Exhibit 4.41).	8-K	001-38449	4.2	07-12-2024
4.43	Form of 5.050% Senior Notes due 2029 (included in Exhibit 4.41).	8-K	001-38449	4.2	07-12-2024
4.44	Form of 5.150% Senior Notes due 2031 (included in Exhibit 4.41).	8-K	001-38449	4.2	07-12-2024
4.45	Supplemental Indenture No. 2, dated October 2, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	10-02-2024
4.46	Form of 4.350% Senior Notes due 2030 (included in Exhibit 4.45).	8-K	001-38449	4.2	10-02-2024
4.47	Form of 4.550% Senior Notes due 2032 (included in Exhibit 4.45).	8-K	001-38449	4.2	10-02-2024
4.48	Form of 4.800% Senior Notes due 2034 (included in Exhibit 4.45).	8-K	001-38449	4.2	10-02-2024
4.49	Supplemental Indenture No. 3, dated January 10, 2025, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	01-10-2025
4.50	Form of 4.800% Senior Notes due 2028 (included in Exhibit 4.49).	8-K	001-38449	4.2	01-10-2025
4.51	Form of 5.050% Senior Notes due 2030 (included in Exhibit 4.49).	8-K	001-38449	4.2	01-10-2025
4.52	Form of 5.200% Senior Notes due 2032 (included in Exhibit 4.49).	8-K	001-38449	4.2	01-10-2025
4.53	Supplemental Indenture No. 4, dated July 11, 2025, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	07-11-2025
4.54	Form of 4.600% Senior Notes due 2030 (included in Exhibit 4.53).	8-K	001-38449	4.2	07-11-2025
4.55	Form of 4.900% Senior Notes due 2032 (included in Exhibit 4.53).	8-K	001-38449	4.2	07-11-2025
4.56	Form of 5.200% Senior Notes due 2035 (included in Exhibit 4.53).	8-K	001-38449	4.2	07-11-2025
4.57	Supplemental Indenture No. 5, dated September 29, 2025, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	09-29-2025
4.58	Form of 4.200% Senior Notes due 2030 (included in Exhibit 4.57).	8-K	001-38449	4.2	09-29-2025
4.59	Form of 4.800% Senior Notes due 2036 (included in Exhibit 4.57).	8-K	001-38449	4.2	09-29-2025
4.60	Form of 4.900% Senior Notes due 2038 (included in Exhibit 4.57).	8-K	001-38449	4.2	09-29-2025
4.61	Supplemental Indenture No. 6, dated January 13, 2026, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	1-13-2026
4.62	Form of 4.300% Senior Notes due 2031 (included in Exhibit 4.61).	8-K	001-38449	4.2	1-13-2026
4.63	Form of 4.600% Senior Notes due 2033 (included in Exhibit 4.61).	8-K	001-38449	4.2	1-13-2026
4.64	Form of 4.950% Senior Notes due 2036 (included in Exhibit 4.61).	8-K	001-38449	4.2	1-13-2026
4.65	Form of 5.700% Senior Notes due 2056 (included in Exhibit 4.61).	8-K	001-38449	4.2	1-13-2026
10.1+	Severance Benefit Agreement, dated January 1, 2026, between Broadcom Inc. and Ram Velaga.					X
31.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer of Broadcom Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Schema Document					X
101.CAL	Inline XBRL Calculation Linkbase Document					X
101.DEF	Inline XBRL Definition Linkbase Document					X
101.LAB	Inline XBRL Labels Linkbase Document					X
101.PRE	Inline XBRL Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
Notes:
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Kirsten M. Spears
Kirsten M. Spears
Chief Financial Officer
Date: March 11, 2026