Form 10-Q
period 2026-05-03
Broadcom Inc.
filed 2026-06-09
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2026
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

As of May 29, 2026, there were 4,757,580,198 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended May 3, 2026

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	May 3, 2026	November 2, 2025

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$19,628	$16,178
Trade accounts receivable, net	10,830	7,145
Inventory	4,328	2,270
Other current assets	7,427	5,980
Total current assets	42,213	31,573
Long-term assets:
Property, plant and equipment, net	2,788	2,530
Goodwill	97,801	97,801
Intangible assets, net	28,333	32,273
Other long-term assets	8,023	6,915
Total assets	$179,158	$171,092
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,337	$1,560
Employee compensation and benefits	1,134	2,129
Short-term debt	2,252	3,152
Other current liabilities	13,139	11,673
Total current liabilities	18,862	18,514
Long-term liabilities:
Long-term debt	62,655	61,984
Other long-term liabilities	9,950	9,302
Total liabilities	91,467	89,800
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 29,000 shares authorized; 4,758 and 4,741 shares issued and outstanding as of May 3, 2026 and November 2, 2025, respectively	5	5
Additional paid-in capital	75,312	71,308
Retained earnings	12,166	9,761
Accumulated other comprehensive income	208	218
Total stockholders’ equity	87,691	81,292
Total liabilities and equity	$179,158	$171,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2026	May 4, 2025	May 3, 2026	May 4, 2025

	(In millions, except per share data)
Net revenue:
Products	$16,892	$10,309	$31,022	$20,452
Subscriptions and services	5,295	4,695	10,476	9,468
Total net revenue	22,187	15,004	41,498	29,920
Cost of revenue:
Cost of products sold	4,665	2,722	8,706	5,417
Cost of subscriptions and services	636	574	1,274	1,152
Amortization of acquisition-related intangible assets	1,461	1,483	2,923	2,967
Restructuring charges	10	28	23	42
Total cost of revenue	6,772	4,807	12,926	9,578
Gross margin	15,415	10,197	28,572	20,342
Research and development	2,995	2,693	5,960	4,946
Selling, general and administrative	1,055	1,083	2,074	2,032
Amortization of acquisition-related intangible assets	506	506	1,013	1,017
Restructuring and other charges	71	86	174	258
Total operating expenses	4,627	4,368	9,221	8,253
Operating income	10,788	5,829	19,351	12,089
Interest expense	(776)	(769)	(1,577)	(1,642)
Other income, net	118	25	551	128
Income before income taxes	10,130	5,085	18,325	10,575
Provision for income taxes	820	120	1,666	107
Net income	$9,310	$4,965	$16,659	$10,468

Net income per share:
Basic	$1.96	$1.05	$3.51	$2.23
Diluted	$1.91	$1.03	$3.41	$2.17

Weighted-average shares used in per share calculations:
Basic	4,747	4,707	4,744	4,701
Diluted	4,876	4,826	4,882	4,831
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2026	May 4, 2025	May 3, 2026	May 4, 2025

	(In millions)
Net income	$9,310	$4,965	$16,659	$10,468
Other comprehensive loss, net of tax:
Change in unrealized gain on derivative instruments	(4)	(2)	(8)	(3)
Change in actuarial loss and prior service costs associated with defined benefit plans	—	1	(2)	2
Other comprehensive loss, net of tax	(4)	(1)	(10)	(1)
Comprehensive income	$9,306	$4,964	$16,649	$10,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Two Fiscal Quarters Ended
	May 3, 2026	May 4, 2025

	(In millions)
Cash flows from operating activities:
Net income	$16,659	$10,468
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	4,005	4,056
Depreciation	313	284
Stock-based compensation	4,268	3,051
Deferred taxes and other non-cash taxes	(1,058)	(1,267)
Loss on debt extinguishment	86	65
Non-cash interest expense	139	191
Other	18	81
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(3,685)	(1,129)
Inventory	(2,058)	(257)
Accounts payable	683	(372)
Employee compensation and benefits	(991)	(621)
Other current assets and current liabilities	(218)	(29)
Other long-term assets and long-term liabilities	592	(1,853)
Net cash provided by operating activities	18,753	12,668
Cash flows from investing activities:
Purchases of property, plant and equipment	(481)	(244)
Purchases of investments	(137)	(162)
Sales of investments	283	96
Other	12	3
Net cash used in investing activities	(323)	(307)
Cash flows from financing activities:
Proceeds from long-term borrowings	4,474	3,735
Payments on debt obligations	(4,900)	(8,090)
Proceeds from commercial paper, net	—	3,861
Payments of dividends	(6,178)	(5,559)
Repurchases of common stock - repurchase program	(8,450)	(2,450)
Shares repurchased for tax withholdings on vesting of equity awards	—	(3,802)
Issuance of common stock	113	118
Other	(39)	(50)
Net cash used in financing activities	(14,980)	(12,237)
Net change in cash and cash equivalents	3,450	124
Cash and cash equivalents at beginning of period	16,178	9,348
Cash and cash equivalents at end of period	$19,628	$9,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Two Fiscal Quarters Ended May 3, 2026

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of November 2, 2025	4,741	$5	$71,308	$9,761	$218	$81,292
Net income	—	—	—	7,349	—	7,349
Other comprehensive loss	—	—	—	—	(6)	(6)
Dividends to common stockholders	—	—	—	(3,086)	—	(3,086)
Common stock issued	18	—	—	—	—	—
Stock-based compensation	—	—	2,176	—	—	2,176
Repurchases of common stock	(23)	—	(346)	(7,504)	—	(7,850)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(3)	—	—	(3)
Balance as of February 1, 2026	4,736	5	73,135	6,520	212	79,872
Net income	—	—	—	9,310	—	9,310
Other comprehensive loss	—	—	—	—	(4)	(4)
Dividends to common stockholders	—	—	—	(3,092)	—	(3,092)
Common stock issued	24	—	113	—	—	113
Stock-based compensation	—	—	2,092	—	—	2,092
Repurchases of common stock	(2)	—	(28)	(572)	—	(600)
Balance as of May 3, 2026	4,758	$5	$75,312	$12,166	$208	$87,691

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
Broadcom Inc. (“Broadcom”), a Delaware corporation, is a global technology leader that designs, develops and supplies a broad range of semiconductor and semiconductor-based solutions and infrastructure software solutions. Our semiconductor and semiconductor-based solutions include a broad portfolio of complex digital and mixed signal devices based on silicon wafers with complementary metal oxide semiconductor transistors, III-V based devices, network interface cards and other modules, switches, and subsystems. Our solutions are used in a wide array of environments, end products and applications, such as enterprise and artificial intelligence (“AI”) data centers, servers and networking and connectivity equipment, as well as storage systems, home connectivity devices, set-top boxes, broadband access, telecommunication equipment, wireless devices and base stations, factory automation, power generation and alternative energy systems, and electronic displays. Our infrastructure software solutions help enterprises simplify their information technology (“IT”) environments. Our customers rely on our infrastructure and security software solutions to modernize, optimize, and secure the most complex private cloud, hybrid cloud and edge environments. This enables scalability, agility, automation, insights, resiliency and security, making it easy for customers to run their mission-critical workloads. We also offer mission-critical fibre channel storage area networking (“FC SAN”) products and related software in the form of modules, switches and subsystems incorporating multiple semiconductor products. Unless stated otherwise or the context otherwise requires, references to “Broadcom,” “we,” “our,” and “us” mean Broadcom and its consolidated subsidiaries.
Basis of Presentation
We operate on a 52- or 53-week fiscal year ending on the Sunday closest to October 31. Our fiscal years ending November 1, 2026 (“fiscal year 2026”) and November 2, 2025 (“fiscal year 2025”) are both 52-week fiscal years.
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 2, 2025 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2025 as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. The operating results for the fiscal quarter ended May 3, 2026 are not necessarily indicative of the results that may be expected for fiscal year 2026, or for any other future period.
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

Reclassifications to Condensed Consolidated Statements of Operations
For software arrangements without termination for convenience provisions, we recognize revenue for the license portion of the agreements upfront upon transfer of control to the customer, referred to as upfront license revenue. In the fiscal quarter and two fiscal quarters ended May 3, 2026, we included upfront license revenue of $1,964 million and $3,719 million, respectively, within products revenue, and the related costs, which were immaterial, in cost of products sold, in our condensed consolidated statements of operations. To conform to the current period presentation, we reclassified $1,803 million and $3,775 million of upfront license revenue from subscriptions and services revenue to products revenue for the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively. We also reclassified the related costs for the upfront license revenue, which were immaterial for the periods presented.
In the revenue disaggregation tables by type and by region presented below, we included $1,456 million, $137 million and $371 million of upfront license revenue in products revenue within the Americas; Asia Pacific; and Europe, the Middle East and Africa regions, respectively, for the fiscal quarter ended May 3, 2026. We included $2,517 million, $261 million and $941 million of upfront license revenue in products revenue within the Americas; Asia Pacific; and Europe, the Middle East and Africa regions, respectively, for the two fiscal quarters ended May 3, 2026.
To conform to the current period presentation, we reclassified $1,256 million, $178 million and $369 million of upfront license revenue from subscriptions and services revenue to products revenue within the Americas; Asia Pacific; and Europe, the Middle East and Africa regions, respectively, for the fiscal quarter ended May 4, 2025. We reclassified $2,701 million, $242 million and $832 million of upfront license revenue from subscriptions and services revenue to products revenue within the Americas; Asia Pacific; and Europe, the Middle East and Africa regions, respectively, for the two fiscal quarters ended May 4, 2025.
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
The following tables present revenue disaggregated by type and by region for the periods presented:

	Fiscal Quarter Ended May 3, 2026
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$2,187	$13,956	$749	$16,892
Subscriptions and services	3,015	579	1,701	5,295
Total	$5,202	$14,535	$2,450	$22,187

	Fiscal Quarter Ended May 4, 2025
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,891	$7,632	$786	$10,309
Subscriptions and services	2,815	468	1,412	4,695
Total	$4,706	$8,100	$2,198	$15,004

	Two Fiscal Quarters Ended May 3, 2026
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$4,351	$24,906	$1,765	$31,022
Subscriptions and services	5,932	1,244	3,300	10,476
Total	$10,283	$26,150	$5,065	$41,498

	Two Fiscal Quarters Ended May 4, 2025
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$3,826	$14,965	$1,661	$20,452
Subscriptions and services	5,512	1,167	2,789	9,468
Total	$9,338	$16,132	$4,450	$29,920
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose revenue by region based primarily on the geographic shipment location or delivery location specified by our distributors, original equipment manufacturer customers, contract manufacturers, channel partners, or software customers.
Contract Balances
Contract assets and contract liabilities balances were as follows:

	May 3, 2026	November 2, 2025

	(In millions)
Contract Assets	$10,399	$8,922

Contract Liabilities	$14,242	$13,016
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
As of May 3, 2026, approximately 64% of contract liabilities related to contracts subject to termination for convenience provisions. The amount of revenue recognized during the two fiscal quarters ended May 3, 2026 that was included in the contract liabilities balance as of November 2, 2025 was $6,445 million. The amount of revenue recognized during the two fiscal quarters ended May 4, 2025 that was included in the contract liabilities balance as of November 3, 2024 was $6,103 million.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. Remaining performance obligations include unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Certain multi-year customer contracts in our semiconductor solutions segment and infrastructure software segment, including contracts where customers do not have termination rights, contain firmly committed amounts and the remaining performance obligations under these contracts as of May 3, 2026 were approximately $164.6 billion. These commitments include obligations under a long-term contract for custom AI accelerators entered in the fiscal quarter ended May 3, 2026. We expect approximately 30% of this amount to be recognized as revenue over the next 12 months.
Remaining performance obligations do not include contracts for software, subscriptions or services where the customer is not committed. The customer is not considered committed when the customer contract permits termination for convenience. For contracts with termination for convenience rights, our customers generally do not exercise those rights. Additionally, as a practical expedient, we have not included contracts that have an original duration of one year or less, nor have we included contracts with sales-based or usage-based royalties promised in exchange for a license of intellectual property (“IP”). Accordingly, our remaining performance obligations disclosed above are not indicative of revenue for future periods.

3. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $4,003 million and $3,163 million of time deposits and $2,801 million and $2,239 million of money-market funds as of May 3, 2026 and November 2, 2025, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
As of May 3, 2026, cash equivalents also included $2,985 million of U.S. Treasury Bills which were carried at fair value. Due to the short-term nature of the instruments, their amortized cost approximates fair value. As of May 3, 2026, $995 million and $1,990 million of the U.S. Treasury Bills were classified as Level 1 assets and Level 2 assets in the fair value hierarchy, respectively, depending on whether the instruments were traded in active or less active markets.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $600 million and $2,350 million during the fiscal quarter and two fiscal quarters ended May 3, 2026, respectively, and $1,750 million and $3,951 million during the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively.
Inventory

	May 3, 2026	November 2, 2025

	(In millions)
Finished goods	$1,858	$682
Work-in-process	1,801	1,280
Raw materials	669	308
Total inventory	$4,328	$2,270
Other Current Assets

	May 3, 2026	November 2, 2025

	(In millions)
Current portion of contract assets	$5,918	$5,005
Prepaid expenses	1,140	518
Other	369	457
Total other current assets	$7,427	$5,980
Other Current Liabilities

	May 3, 2026	November 2, 2025

	(In millions)
Contract liabilities	$10,038	$9,469
Tax liabilities	1,217	921
Interest payable	656	620
Other	1,228	663
Total other current liabilities	$13,139	$11,673

Other Long-Term Liabilities

	May 3, 2026	November 2, 2025

	(In millions)
Contract liabilities	$4,204	$3,547
Unrecognized tax benefits	1,662	1,628
Deferred tax liabilities	1,615	2,704
Other	2,469	1,423
Total other long-term liabilities	$9,950	$9,302
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2026	May 4, 2025	May 3, 2026	May 4, 2025

	(In millions)
Cash paid for interest	$695	$700	$1,314	$1,371
Cash paid for income taxes	$1,099	$608	$1,881	$1,012
4. Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of May 3, 2026:
Purchased technology	$32,851	$(17,322)	$15,529
Customer contracts and related relationships	15,791	(4,961)	10,830
Trade names	1,612	(455)	1,157
Other	188	(121)	67
Intangible assets subject to amortization	50,442	(22,859)	27,583
In-process research and development	750	—	750
Total	$51,192	$(22,859)	$28,333

As of November 2, 2025:
Purchased technology	$32,781	$(14,401)	$18,380
Customer contracts and related relationships	15,791	(4,003)	11,788
Trade names	1,612	(399)	1,213
Other	186	(114)	72
Intangible assets subject to amortization	50,370	(18,917)	31,453
In-process research and development	820	—	820
Total	$51,190	$(18,917)	$32,273

Based on the amount of intangible assets subject to amortization as of May 3, 2026, the expected amortization expense was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2026 (remainder)	$3,940
2027	6,818
2028	5,689
2029	4,562
2030	3,378
Thereafter	3,196
Total	$27,583
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	May 3, 2026

(In years)
Purchased technology	5
Customer contracts and related relationships	6
Trade names	11
Other	10
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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2026	May 4, 2025	May 3, 2026	May 4, 2025

	(In millions, except per share data)
Numerator:
Net income	$9,310	$4,965	$16,659	$10,468

Denominator:
Weighted-average shares outstanding - basic	4,747	4,707	4,744	4,701
Dilutive effect of equity awards	129	119	138	130
Weighted-average shares outstanding - diluted	4,876	4,826	4,882	4,831

Net income per share:
Basic	$1.96	$1.05	$3.51	$2.23
Diluted	$1.91	$1.03	$3.41	$2.17

6. Borrowings

	Effective Interest Rate		May 3, 2026	November 2, 2025

			(In millions)
January 2026 Senior Notes
4.300% notes due January 2031	4.41%		$750	$—
4.600% notes due January 2033	4.72%		1,250	—
4.950% notes due January 2036	5.03%		1,250	—
5.700% notes due January 2056	5.79%		1,250	—
			4,500	—
September 2025 Senior Notes
4.200% notes due October 2030	4.34%		1,000	1,000
4.800% notes due February 2036	4.90%		2,250	2,250
4.900% notes due February 2038	4.99%		1,750	1,750
			5,000	5,000
July 2025 Senior Notes
4.600% notes due July 2030	4.49%	(a)	1,750	1,750
4.900% notes due July 2032	5.04%		1,750	1,750
5.200% notes due July 2035	4.77%	(a)	2,500	2,500
			6,000	6,000
January 2025 Senior Notes
4.800% notes due April 2028	5.03%		1,100	1,100
5.050% notes due April 2030	5.20%		800	800
5.200% notes due April 2032	5.34%		1,100	1,100
			3,000	3,000
October 2024 Senior Notes
4.150% notes due February 2028	4.36%		—	875
4.350% notes due February 2030	4.51%		1,500	1,500
4.550% notes due February 2032	4.70%		875	875
4.800% notes due October 2034	4.38%	(a)	1,750	1,750
			4,125	5,000
July 2024 Senior Notes
5.050% notes due July 2027	5.27%		493	1,250
5.050% notes due July 2029	5.23%		2,250	2,250
5.150% notes due November 2031	5.30%		1,500	1,500
			4,243	5,000
April 2022 Senior Notes
4.000% notes due April 2029	4.17%		750	750
4.150% notes due April 2032	4.30%		1,200	1,200
4.926% notes due May 2037	5.33%		2,500	2,500
			4,450	4,450
September 2021 Senior Notes
3.137% notes due November 2035	4.23%		3,250	3,250
3.187% notes due November 2036	4.79%		2,750	2,750
			6,000	6,000

	Effective Interest Rate	May 3, 2026	November 2, 2025

		(In millions)
March 2021 Senior Notes
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
2020 Senior Notes
3.150% notes due November 2025	3.29%	—	900
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	—	1,118
5.000% notes due April 2030	5.18%	606	606
4.150% notes due November 2030	4.27%	1,856	1,856
4.300% notes due November 2032	4.39%	2,000	2,000
		5,214	7,232
2019 Senior Notes
4.750% notes due April 2029	4.95%	1,655	1,655

2017 Senior Notes
3.500% notes due January 2028	3.60%	777	777

Assumed VMware Senior Notes
1.400% notes due August 2026	5.60%	1,500	1,500
3.900% notes due August 2027	5.50%	—	1,250
1.800% notes due August 2028	5.44%	750	750
4.700% notes due May 2030	5.75%	750	750
2.200% notes due August 2031	5.74%	1,500	1,500
		4,500	5,750
Other senior notes
4.500% notes due August 2034	4.55%	6	6

Total senior notes outstanding		64,970	65,370

4.540% term loan due May 2028	4.59%	1,000	1,000

4.489% term loan due May 2028	4.55%	750	750

Total term loans outstanding		1,750	1,750

	Effective Interest Rate	May 3, 2026	November 2, 2025

		(In millions)

Total debt principal outstanding		66,720	67,120
Less: Unamortized discount and issuance costs		(1,813)	(1,984)
Total debt		$64,907	$65,136

Short-term debt		$2,252	$3,152
Long-term debt		62,655	61,984
Total debt		$64,907	$65,136
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
During the fiscal quarter ended February 1, 2026, we issued senior unsecured notes for an aggregate principal amount of $4,500 million and repaid and redeemed a total of $3,650 million of our senior notes. During the fiscal quarter ended May 3, 2026, we redeemed $1,250 million of our senior notes.
Fixed-Rate Term Loans
Interest on the term loans is due quarterly. We are permitted to prepay the term loans at any time, subject to a specified make-whole premium determined in accordance with the credit agreements governing the respective term loans, plus accrued and unpaid interest.
2025 Credit Agreement
In January 2025, we entered into a credit agreement (the “2025 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit under the revolving credit facility would reduce the aggregate amount otherwise available under such facility for revolving loans. Subject to the terms of the 2025 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 13, 2030 or (b) the date that the commitments are terminated either at our request or, if an event of default occurs, by the lenders. We had no borrowings outstanding under our revolving credit facility at either May 3, 2026 or November 2, 2025.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes in an aggregate principal amount of up to $4.0 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of issuance. The discount associated with the commercial paper is amortized to interest expense over its term. We had no commercial paper outstanding at either May 3, 2026 or November 2, 2025.
Fair Value of Debt
As of May 3, 2026, the estimated aggregate fair value of our debt was $62,505 million, which was determined using quoted prices from less active markets or other observable inputs. All of our debt obligations are categorized as Level 2 instruments in the fair value hierarchy.

Future Principal Payments of Debt
The future scheduled principal payments of our debt as of May 3, 2026 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2026 (remainder)	$2,252
2027	493
2028	5,127
2029	4,655
2030	6,406
Thereafter	47,787
Total	$66,720
As of May 3, 2026 and November 2, 2025, we were in compliance with all debt covenants.
7. Stockholders’ Equity
Cash Dividends Declared and Paid

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2026	May 4, 2025	May 3, 2026	May 4, 2025

	(In millions, except per share data)
Dividends per share to common stockholders	$0.65	$0.59	$1.30	$1.18
Dividends to common stockholders	$3,092	$2,785	$6,178	$5,559
Stock Repurchase Programs
In April 2025, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock through December 31, 2025, which was subsequently extended through December 31, 2026 and increased to $11 billion. In March 2026, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2026. We repurchased and retired 2 million and 25 million shares for $600 million and $8,450 million during the fiscal quarter and two fiscal quarters ended May 3, 2026, respectively. We also repurchased 16 million shares for $2,450 million during the fiscal quarter ended May 4, 2025. As of May 3, 2026, $10.1 billion of the authorized amount remained available for repurchase.
Stock-Based Compensation Expense

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2026	May 4, 2025	May 3, 2026	May 4, 2025

	(In millions)
Cost of products sold	$64	$50	$130	$83
Cost of subscriptions and services	159	153	329	273
Research and development	1,395	1,169	2,842	1,991
Selling, general and administrative	474	399	967	704
Total stock-based compensation expense	$2,092	$1,771	$4,268	$3,051
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
As of May 3, 2026, the total unrecognized compensation cost related to unvested stock-based awards was $20,106 million, which is expected to be recognized over the remaining weighted-average service period of 3.0 years.

Restricted Stock Unit Awards
A summary of RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 2, 2025	229	$127.63
Granted	4	$323.86
Vested	(41)	$85.50
Forfeited	(9)	$137.42
Balance as of May 3, 2026	183	$140.26
The aggregate fair value of RSUs that vested during the two fiscal quarters ended May 3, 2026 was $13,527 million, which represented the market value of our common stock on the date that the RSUs vested.
8. Income Taxes
The provision for income taxes was $820 million and $1,666 million for the fiscal quarter and two fiscal quarters ended May 3, 2026, respectively, compared to $120 million and $107 million for the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively. The increase in the provision for income taxes in both the fiscal quarter and two fiscal quarters ended May 3, 2026, as compared to the prior year fiscal periods, was primarily due to higher income before income taxes. We expect to remain subject to the Corporate Alternative Minimum Tax (“CAMT”) for fiscal year 2026 and subsequent years. Accordingly, we continue to maintain a full valuation allowance against our CAMT credit carryforwards and CAMT credits generated in the current fiscal year.
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

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	May 3, 2026	May 4, 2025	May 3, 2026	May 4, 2025

	(In millions)
Semiconductor solutions:
Net revenue	$15,009	$8,408	$27,524	$16,620
Cost of revenue	4,573	2,631	8,522	5,247
Research and development	999	847	1,940	1,638
Selling, general and administrative	156	124	278	223
Operating income	$9,281	$4,806	$16,784	$9,512

Infrastructure software:
Net revenue	$7,178	$6,596	$13,974	$13,300
Cost of revenue	505	462	999	966
Research and development	601	677	1,178	1,317
Selling, general and administrative	425	470	827	908
Operating income	$5,647	$4,987	$10,970	$10,109

Total:
Net revenue	$22,187	$15,004	$41,498	$29,920
Cost of revenue	5,078	3,093	9,521	6,213
Research and development	1,600	1,524	3,118	2,955
Selling, general and administrative	581	594	1,105	1,131
Unallocated expenses:
Stock-based compensation	2,092	1,771	4,268	3,051
Amortization of acquisition-related intangible assets	1,967	1,989	3,936	3,984
Restructuring and other charges	81	114	197	300
Acquisition-related costs	—	90	2	197
Operating income	$10,788	$5,829	$19,351	$12,089

10. Commitments and Contingencies
Commitments
The following table summarizes contractual commitments as of May 3, 2026:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments

	(In millions)
2026 (remainder)	$22	$516
2027	55,214	744
2028	72,870	763
2029	4	894
2030	—	303
Thereafter	—	885
Total	$128,110	$4,105
Purchase Commitments. Represent unconditional purchase commitments to purchase goods or services, primarily inventory, that are enforceable and legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased, price provisions, and the approximate timing of the transaction. Purchase commitments exclude agreements that are cancelable without penalty and unconditional purchase commitments with a remaining term of one year or less.
Other Contractual Commitments. Represent amounts payable pursuant to agreements related to IT and other service agreements.
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits as of May 3, 2026, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $1,662 million of unrecognized tax benefits and accrued interest and penalties as of May 3, 2026 have been excluded from the table above.
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
11. Subsequent Events
On June 8, 2026, we arranged for an investor partner to take on certain agreements to purchase AI racks based on custom AI accelerators designed by us and the related lease agreements with a customer that enable access to compute capacity. In connection with the arrangement, we entered into a backstop agreement with the investor partner for the customer’s lease obligations over 5-year terms. The backstop will increase over time as the AI racks are deployed and decrease as the customer makes payments on its lease obligations, with a maximum exposure of $29 billion. In the event of default by the customer, we have various remedies, including the assumption of the lease or effecting a sale of the AI racks, which would reduce our maximum exposure.
Cash Dividends Declared
On June 2, 2026, our Board of Directors declared a quarterly cash dividend of $0.65 per share on our common stock, payable on June 30, 2026 to stockholders of record on June 22, 2026.

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
Quarterly Highlights
Highlights during the fiscal quarter ended May 3, 2026 include the following:
•We generated $10,493 million of cash from operations.
•We paid $3,092 million in cash dividends.
•We repurchased $600 million of common stock.

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
There were no significant changes in our critical accounting estimates during the two fiscal quarters ended May 3, 2026 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Annual Report on Form 10-K.
Macroeconomic Factors
We are subject to risks and exposures from evolving macroeconomic conditions, including uncertainty and volatility in financial markets, geopolitical events, supply constraints, efforts of governments to stimulate or stabilize the economy and other unfavorable changes in economic conditions, as well as an increase in trade tensions and related tariffs with U.S. trading partners. While difficult to isolate and quantify, these risks and exposures may cause our net revenue to fluctuate significantly and disrupt supply chain operations, and we continuously monitor the broader impacts of these circumstances on our business, our supply chain and our results of operations.

Results of Operations
Fiscal Quarter and Two Fiscal Quarters Ended May 3, 2026 Compared to Fiscal Quarter and Two Fiscal Quarters Ended May 4, 2025
The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	May 3, 2026	May 4, 2025	May 3, 2026	May 4, 2025

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$16,892	$10,309	76%	69%
Subscriptions and services	5,295	4,695	24	31
Total net revenue	22,187	15,004	100	100
Cost of revenue:
Cost of products sold	4,665	2,722	21	18
Cost of subscriptions and services	636	574	3	4
Amortization of acquisition-related intangible assets	1,461	1,483	7	10
Restructuring charges	10	28	—	—
Total cost of revenue	6,772	4,807	31	32
Gross margin	15,415	10,197	69	68
Research and development	2,995	2,693	13	18
Selling, general and administrative	1,055	1,083	5	7
Amortization of acquisition-related intangible assets	506	506	2	3
Restructuring and other charges	71	86	—	1
Total operating expenses	4,627	4,368	20	29
Operating income	$10,788	$5,829	49%	39%

	Two Fiscal Quarters Ended
	May 3, 2026	May 4, 2025	May 3, 2026	May 4, 2025

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$31,022	$20,452	75%	68%
Subscriptions and services	10,476	9,468	25	32
Total net revenue	41,498	29,920	100	100
Cost of revenue:
Cost of products sold	8,706	5,417	21	18
Cost of subscriptions and services	1,274	1,152	3	4
Amortization of acquisition-related intangible assets	2,923	2,967	7	10
Restructuring charges	23	42	—	—
Total cost of revenue	12,926	9,578	31	32
Gross margin	28,572	20,342	69	68
Research and development	5,960	4,946	14	17
Selling, general and administrative	2,074	2,032	5	7
Amortization of acquisition-related intangible assets	1,013	1,017	3	3
Restructuring and other charges	174	258	—	1
Total operating expenses	9,221	8,253	22	28
Operating income	$19,351	$12,089	47%	40%
We included upfront license revenue of $1,964 million and $3,719 million within products revenue for the fiscal quarter and two fiscal quarters ended May 3, 2026, respectively. We included the related costs, which were immaterial, in cost of products sold. To conform to the current period presentation, we reclassified $1,803 million and $3,775 million of upfront license revenue from subscriptions and services revenue to products revenue for the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively. We also reclassified the related costs for the upfront license revenue, which were immaterial for the periods presented. See Note 2. “Revenue from Contracts with Customers” in Part I, Item 1. of this Form 10-Q for additional information.
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to one semiconductor solutions customer, which is a distributor, accounted for 42% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 3, 2026, and 29% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 4, 2025.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 45% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 3, 2026 and 40% of our net revenue for each of the fiscal quarter and two fiscal quarters ended May 4, 2025. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key semiconductor customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our products used in AI and wireless applications as fluctuations may be magnified by the timing of customer deployments, as well as product launches. For infrastructure software, the relative volume of customer contracts signed with the right to terminate causes variations in revenue recognized in each period.

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Net Revenue by Segment	May 3, 2026	May 4, 2025	$ Change	% Change	May 3, 2026	May 4, 2025	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$15,009	$8,408	$6,601	79%	$27,524	$16,620	$10,904	66%
Infrastructure software	7,178	6,596	582	9%	13,974	13,300	674	5%
Total net revenue	$22,187	$15,004	$7,183	48%	$41,498	$29,920	$11,578	39%

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
Net Revenue by Segment	May 3, 2026	May 4, 2025	May 3, 2026	May 4, 2025

	(As a percentage of net revenue)
Semiconductor solutions	68%	56%	66%	56%
Infrastructure software	32	44	34	44
Total net revenue	100%	100%	100%	100%
Net revenue from our semiconductor solutions segment increased in the fiscal quarter and two fiscal quarters ended May 3, 2026 compared to the prior year fiscal periods due to strong demand for our networking solutions, primarily custom AI accelerators and AI networking products.
Net revenue from our infrastructure software segment increased in the fiscal quarter and two fiscal quarters ended May 3, 2026 compared to the prior year fiscal periods primarily due to strong demand for our VMware Cloud Foundation (“VCF”) product.
Gross Margin
Gross margin was $15,415 million for the fiscal quarter ended May 3, 2026 compared to $10,197 million for the fiscal quarter ended May 4, 2025 and $28,572 million for the two fiscal quarters ended May 3, 2026 compared to $20,342 million for the two fiscal quarters ended May 4, 2025. The increases were primarily due to strong product demand for our AI-related semiconductor solutions.
As a percentage of net revenue, gross margin was 69% for each of the fiscal quarter and two fiscal quarters ended May 3, 2026, and 68% for each of the fiscal quarter and two fiscal quarters ended May 4, 2025. The increases were primarily due to the gross margin benefit from our net revenue growth, partially offset by a higher mix of semiconductor solutions net revenue, which has a lower gross margin than infrastructure software.
Research and Development Expense
Research and development expense increased $302 million, or 11%, and $1,014 million or 21%, for the fiscal quarter and two fiscal quarters ended May 3, 2026, respectively, compared to the prior year fiscal periods. The increases were primarily due to higher stock-based compensation.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $28 million, or 3%, and increased $42 million or 2% for the fiscal quarter and two fiscal quarters ended May 3, 2026, respectively, compared to the prior year fiscal periods. These modest changes principally result from two factors. In the current fiscal year periods, higher stock-based compensation was substantially offset by lower acquisition-related costs compared to the prior year fiscal periods.
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
Total stock-based compensation expense was $2,092 million and $1,771 million for the fiscal quarters ended May 3, 2026 and May 4, 2025, respectively, and $4,268 million and $3,051 million for the two fiscal quarters ended May 3, 2026 and

May 4, 2025, respectively. The increases were due to the full impact in the current year fiscal periods of the Two-Year Equity Awards granted during the second quarter of fiscal year 2025.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of May 3, 2026. The remaining weighted-average service period was 3.0 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2026 (remainder)	$4,078
2027	7,235
2028	5,137
2029	2,873
2030	783
Total	$20,106
Segment Operating Results

	Fiscal Quarter Ended				Two Fiscal Quarters Ended
Operating Income by Segment	May 3, 2026	May 4, 2025	$ Change	% Change	May 3, 2026	May 4, 2025	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$9,281	$4,806	$4,475	93%	$16,784	$9,512	$7,272	76%
Infrastructure software	5,647	4,987	660	13%	10,970	10,109	861	9%
Unallocated expenses	(4,140)	(3,964)	(176)	4%	(8,403)	(7,532)	(871)	12%
Total operating income	$10,788	$5,829	$4,959	85%	$19,351	$12,089	$7,262	60%
Operating income from our semiconductor solutions segment increased for the fiscal quarter and two fiscal quarters ended May 3, 2026 compared to the prior year fiscal periods due to strong demand for our networking solutions, primarily custom AI accelerators and AI networking products.
Higher operating income from our infrastructure software segment in the fiscal quarter and two fiscal quarters ended May 3, 2026 compared to the prior year fiscal periods was primarily due to strong demand for our VCF product.
Unallocated expenses include stock-based compensation expense, amortization of acquisition-related intangible assets, restructuring and other charges, acquisition-related costs, and other costs, which are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses increased 4% and 12% for the fiscal quarter and two fiscal quarters ended May 3, 2026, respectively, compared to the prior year fiscal periods due to higher stock-based compensation expense.
Non-Operating Income and Expenses
Interest expense. Interest expense was $776 million and $769 million for the fiscal quarters ended May 3, 2026 and May 4, 2025, respectively. The increase was due to a loss on debt extinguishment. Interest expense was $1,577 million and $1,642 million for the two fiscal quarters ended May 3, 2026 and May 4, 2025, respectively. The decrease was primarily due to an overall reduction in outstanding debt balances and debt refinancing activities.
Other income, net. Other income, net includes interest income, gains and losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $118 million and $551 million for the fiscal quarter and two fiscal quarters ended May 3, 2026, respectively, and $25 million and $128 million for the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively. Interest income increased compared to the prior year fiscal periods as a result of higher invested balances. In addition, for the two fiscal quarters ended May 3, 2026, other income, net included a $315 million gain from the reversal of excise tax charges on our acquisition of VMware, Inc. (“VMware”), as the final Inflation Reduction Act of 2022 regulations exempted purchases of common stock on acquisitions from excise tax.

Provision for income taxes. The provision for income taxes was $820 million and $1,666 million for the fiscal quarter and two fiscal quarters ended May 3, 2026, respectively, compared to $120 million and $107 million for the fiscal quarter and two fiscal quarters ended May 4, 2025, respectively. The increase in the provision for income taxes in both the fiscal quarter and two fiscal quarters ended May 3, 2026, as compared to the prior year fiscal periods, was primarily due to higher income before income taxes.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our primary liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of May 3, 2026 consisted of: (i) $19,628 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility. In addition, we may also generate cash from the sale of assets, and debt or equity financings from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements, (ii) research and development and capital expenditure needs, (iii) cash dividend payments (if and when declared by our Board of Directors), (iv) interest and principal payments related to our $66,720 million of outstanding indebtedness with $2,252 million principal amounts payable within 12 months, (v) payment of income taxes, (vi) discretionary stock repurchases, and (vii) business acquisitions and investments we may make from time to time. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
We believe that our cash and cash equivalents on hand, cash flows from operations and our revolving credit facility will provide sufficient liquidity to operate our business and fund our current obligations for at least the next 12 months. For additional information regarding our cash requirement from indebtedness, contractual commitments and backstops, see Note 6. “Borrowings,” Note 10. “Commitments and Contingencies” and Note 11. “Subsequent Events” in Part I, Item 1 of this Form 10-Q, as well as our disclosure in Part II, Item 5 of this Form 10-Q.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction, or evaluation of potential transactions, could require significant use of our cash and cash equivalents, or require us to increase our borrowings to fund such transactions. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, expansions of new business strategies and models, or unanticipated capital expenditures, our business and financial condition could suffer. In addition, we may agree to financial obligations, including backstops, or increase our exposure to credit or customer default risks to support our strategic initiatives or other corporate purposes. In such circumstances, we may seek to obtain new debt or equity financing. However, we cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service our outstanding indebtedness and any other indebtedness we may incur will depend on our ability to generate cash in the future. We may also elect to issue additional debt or equity securities for reasons other than those specified above. From time to time, we manage our indebtedness through financings, redemptions, repayments, exchanges, tender offers and other transactions. Such transactions will depend on prevailing market conditions, our liquidity requirements, the terms of indentures, contractual restrictions and other factors.
Working Capital
Working capital increased to $23,351 million at May 3, 2026 from $13,059 million at November 2, 2025. The increase was primarily attributable to the following:
•Trade accounts receivable, net increased to $10,830 million at May 3, 2026 from $7,145 million at November 2, 2025 primarily due to higher semiconductor revenue, the timing of billings and lower receivables sold through factoring arrangements.
•Cash and cash equivalents increased to $19,628 million at May 3, 2026 from $16,178 million at November 2, 2025, primarily due to $18,753 million in net cash provided by operating activities, offset in part by $8,450 million of stock repurchases and $6,178 million of dividend payments.
•Inventory increased to $4,328 million at May 3, 2026 from $2,270 million at November 2, 2025 primarily to support higher expected shipments for custom AI accelerators.
•Other current assets increased to $7,427 million at May 3, 2026 from $5,980 million at November 2, 2025 primarily from higher software contract assets and prepaid taxes.
These increases in working capital were offset in part by the following:

•Other current liabilities increased to $13,139 million at May 3, 2026 from $11,673 million at November 2, 2025 primarily from higher contract liabilities.
Capital Returns

	Two Fiscal Quarters Ended
Cash Dividends Declared and Paid	May 3, 2026	May 4, 2025

	(In millions, except per share data)
Dividends per share to common stockholders	$1.30	$1.18
Dividends to common stockholders	$6,178	$5,559
In April 2025, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock through December 31, 2025, which was subsequently extended through December 31, 2026 and increased to $11 billion. In March 2026, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2026. During the two fiscal quarters ended May 3, 2026 and May 4, 2025, we repurchased and retired 25 million and 16 million shares for $8,450 million and $2,450 million, respectively. As of May 3, 2026, $10.1 billion of the authorized amount remained available for repurchase.
During the two fiscal quarters ended May 4, 2025, we paid $3,802 million in employee withholding taxes due upon the vesting of net settled equity awards and withheld 17 million shares from employees in connection with such net share settlements. In the current year fiscal period, we settled withholding taxes upon the vesting of employee equity awards using proceeds from the sale of a portion of the vested shares.
Cash Flows

	Two Fiscal Quarters Ended
	May 3, 2026	May 4, 2025

	(In millions)
Net cash provided by operating activities	$18,753	$12,668
Net cash used in investing activities	(323)	(307)
Net cash used in financing activities	(14,980)	(12,237)
Net change in cash and cash equivalents	$3,450	$124
Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $6,085 million increase in cash provided by operations during the two fiscal quarters ended May 3, 2026 compared to the prior year fiscal period was primarily due to $6,191 million higher net income and $1,310 million higher non-cash adjustments primarily from higher stock-based compensation, offset in part by $1,416 million from changes in operating assets and liabilities.
Investing Activities
Cash flows from investing activities primarily consist of capital expenditures and proceeds and payments related to investments. The cash flows from investing activities during the two fiscal quarters ended May 3, 2026 were relatively flat compared to the prior year fiscal period as higher capital expenditures in the current year fiscal period was substantially offset by an increase in net proceeds from investments compared to the prior year fiscal period.
Financing Activities
Cash flows from financing activities primarily consist of proceeds and payments related to our borrowings, dividend payments, authorized stock repurchases, and employee withholding tax payments related to net settled equity awards. The $2,743 million increase in cash used in financing activities during the two fiscal quarters ended May 3, 2026 compared to the prior year fiscal period was primarily due to a $6,000 million increase in stock repurchases, offset in part by $3,802 million of employee withholding tax payments related to net settled equity awards in the prior year fiscal period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risks from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2025 Annual Report on Form 10-K, except as disclosed below.
Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding borrowings. As of May 3, 2026 and November 2, 2025, we had $66.7 billion and $67.1 billion in principal amount of borrowings outstanding, and the estimated aggregate fair value of these borrowings was $62.5 billion and $64.6 billion, respectively. As of each of May 3, 2026 and November 2, 2025, a hypothetical 50 basis point change in market interest rates would change the fair value of our borrowings by approximately $1.9 billion. However, this hypothetical change in interest rates would not impact the interest expense on our borrowings outstanding. To hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances, we have entered, and in the future may enter, into treasury rate lock contracts.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of May 3, 2026. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of May 3, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Risk Factors Summary
The following is a summary of the risks and uncertainties, among others, that could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements, and which are more fully discussed below.
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
Our business is subject to various domestic and international laws and other legal requirements, including antitrust and import/export regulations, such as the U.S. Export Administration Regulations, and executive orders. These laws, regulations, orders, tariffs, federal policies and other governmental actions are complex, continue to evolve and change frequently with limited notice and generally become more stringent over time. We may be required to incur significant expenses to comply with these legal requirements or respond to governmental actions. In addition, if our suppliers or customers fail or choose not to comply with these legal requirements or governmental actions, become subject to export restrictions or are designated a “supply chain risk,” we may be required to suspend purchasing from such suppliers or selling to such customers, which could damage our reputation and have a material adverse impact on our results of operations. The U.S. government continues to add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries and impose licensing and other restrictions or requirements, which have had and may in the future have an adverse effect on our revenue, supply chain and our ability to manufacture or sell our products. These restrictive governmental actions and any other measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with U.S. trading partners, can limit or prevent us from doing business with certain of our customers or suppliers, which may materially impact our ability to compete effectively or to sell our products and services. Furthermore, government authorities have proposed and may take retaliatory actions, impose conditions for the supply or sale of products or require licenses or approvals, which could have a material adverse effect on our business. Uncertainty due to such evolving policies or actions also may disrupt our supply chain or business, and if we are unable to effectively mitigate any adverse impacts from such measures, this could adversely affect our business, financial condition and results of operations.
Our products and operations are also subject to regulation by U.S. and non-U.S. regulatory agencies, such as the U.S. Federal Trade Commission. We have been, and may in the future be, involved or required to participate in regulatory investigations or inquiries from regulatory authorities in Korea, Japan and the European Union into certain of our contracting and business practices, which have and may in the future evolve into legal or other administrative proceedings. The technology industry is subject to intense media, political and regulatory scrutiny, which can increase our exposure to government investigations, regulations, legal actions and penalties. Involvement in regulatory investigations or inquiries can be costly, lengthy, complex and time-consuming, diverting the attention and energies of our management and technical personnel. If any pending or future governmental investigations result in an unfavorable resolution, we could be required to cease the manufacture and sale of, or modify, the subject products or technology, pay fines or disgorge profits or other payments, and/or cease certain conduct and/or modify our contracting or business practices, which could have a material adverse effect on our business, financial condition and results of operations.
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
The semiconductor industry is highly cyclical and is subject to rapid price increase or erosion, wide fluctuations in product supply and demand, constant and rapid technological change and evolving technical standards and product applications. The semiconductor industry is undergoing profound change due to the adoption and proliferation of AI and has experienced a significant upturn, which may not be sustainable. The growth of AI is creating pressure on the semiconductor industry to timely design, manufacture and deliver semiconductor products and solutions to meet customer demand for computing power and AI infrastructure. Some of these AI customers may have constrained resources or capital and may be unable to pay for their required AI infrastructure and/or seek alternative financing arrangements or novel or deferred payment models from their vendors and suppliers, which could result in additional credit or customer default risks and may negatively impact our business, financial condition or results of operations. If our AI customers substantially reduce their expansion plans, cancel, reduce or delay their orders, are unable to generate the profit required to offset their spending or are otherwise unable to meet their obligations and we cannot offset the downturn in their business, it could have a material adverse effect on our business, operating results, financial condition and stock price.
A significant reduction in demand from certain customers or loss of one or more of our significant customers may adversely affect our business.
We have historically depended on a small number of end customers, original equipment manufacturers (“OEMs”), their respective contract manufacturers (“CMs”) and certain distributors for a majority of our business and revenue. For the two fiscal quarters ended May 3, 2026, sales to distributors accounted for 56% of our net revenue. We believe aggregate sales, through all channels, to our top five end customers accounted for approximately 45% of our net revenue for the two fiscal quarters ended May 3, 2026. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material adverse developments experienced by these customers. In addition, some customers may cancel, reduce or delay their orders or decline to purchase from us due to reduced capital expenditure spending, changes in their business strategy, lack of access to sufficient capital, downturn in their business, governmental actions such as being designated a “supply chain risk,” purchases from our competitors or their internal development of competing products or customer-owned tooling.
When our semiconductor customers agree to purchase specific quantities of products or source an agreed portion of their product needs from us, such arrangements often include pricing schedules or methodologies that apply regardless of the volume of products purchased, and those customers from time to time may not or do not purchase the amount of product we expect. Moreover, our top customers, including our AI solutions customers, may make and have made greater demands on us with regards to pricing and contractual terms, such as seeking to lease our custom AI accelerators or XPUs or requiring us to purchase and then lease to them full AI racks or systems based on our XPUs instead of purchasing these chips or racks directly, as well as alternative financing arrangements for such leases or other novel or deferred payment models. As a result, we may not generate the amount of revenue or free cash flow or achieve the level of profitability that we or investors expect under such arrangements. In addition, such arrangements have and may impose financial obligations, including backstops or guarantees, upon us or increase our exposure to credit or customer default risks, and failure to mitigate these risks could negatively impact our business, financial condition or results of operations. The loss of, or any substantial reduction in our sales to, any of our top customers, including our customers for our custom AI accelerators or XPUs or AI racks or systems based on our XPUs, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
A slow or the unsuccessful return on our investments in research and development, expansion of our business strategy or adoption of new business models could materially adversely affect our business, financial condition, cash flows and margins.
The industries in which we compete are characterized by rapid technological change, new technological developments such as AI and cloud computing, changes in customer requirements, frequent new product introductions and enhancements, short product cycles, including due to AI-generated efficiencies, evolving industry standards, and new delivery methods, and subject to market conditions. To compete successfully in the semiconductor industry, we must continue to develop and respond to technological advancements and requirements, such as lower power consumption, higher bandwidth and large compute clusters, and we have, from time to time, evolved our business strategy and adopted new business models to address the needs and challenges of our customers and market conditions. Failure to successfully develop increasingly advanced technologies, including our custom AI accelerators or XPUs, network switches and other AI-related products, or evolve our business strategy or execute on our new business models such as those that enable our customers to access additional compute capacity or address fluctuating market conditions, including through the purchase and leasing of AI racks or systems, could impair our competitive position.
In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development, evolve our business strategy and adopt new business models. If we fail to timely develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, if new competitive technologies that we do not support become widely accepted, if we are unable to successfully evolve our business strategy or execute on our new business models such as those that enable our customers to access additional compute capacity, including through the purchase and leasing of AI racks or systems, or our customers proceed with customer-owned tooling, the demand for our products and solutions such as our custom AI accelerators or XPUs, network switches or other AI-related products may be reduced. To support our new business strategies or models, we may enter into purchasing, leasing or other arrangements with customers or other third-parties that could increase our costs and operational complexity. Slow or unsuccessful investments in our research and development efforts or expansion or modification of our business strategies and models and incurring significant expenses for these actions, would have a negative impact on our business, financial condition, cash flow and margins.

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
We depend on our CMs to allocate sufficient manufacturing and packaging capacity and critical components to meet our needs, to produce products of acceptable quality at acceptable yields and prices, and to deliver those products to us on a timely basis. We do not generally have long-term capacity commitments with our CMs and substantially all of our manufacturing services are on a purchase order basis with no minimum quantities. Further, from time to time, our CMs may raise their prices, cease to, or become unable to, manufacture a component for us, and have had and may continue to have capacity constraints in times of unprecedented demand. Our CMs may also fail to timely develop or successfully implement new, advanced manufacturing processes, including transitions to smaller geometry process technologies.
During the two fiscal quarters ended May 3, 2026, approximately 95% of the wafers manufactured by our CMs were produced by Taiwan Semiconductor Manufacturing Company Limited (“TSMC”). We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to materially prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has raised, and may in the future raise, their prices to manufacture our wafers.
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
Our manufacturing processes and those of our CMs rely on many materials, including memory chips, silicon, gallium arsenide and indium phosphide (“InP”) wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages, various chemicals and gases, and other components. During the two fiscal quarters ended May 3, 2026, we purchased more than three-quarters of our manufacturing materials from five materials suppliers, some of which are single source suppliers. The lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials suppliers and substantially all of our purchases are on a purchase order basis. Suppliers have previously, and may in the future, extend lead times, limit supplies, place products on allocation, increase prices, or prioritize supplies for other customers, including with respect to memory chips, any of which could disrupt supply or increase demand in the industry and negatively impact our results of operations and our ability to fully meet our customers’ demand. Additionally, the supply of these materials has been, from time to time, impacted by increased trade tensions between the U.S. and its trading partners, particularly China, and the uncertainty due to evolving trade restrictions. Any such supply constraints could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.
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

The timing of design wins is unpredictable and implementing production for a particular design win or multiple design wins at the same time, such as for our custom AI accelerators or XPUs, network switches and other AI-related products, may strain our resources and those of our CMs. Some of our customers who have selected us may also have constrained resources or capital but require immediate availability of our custom XPUs. We have dedicated, and expect to continue dedicating, significant additional resources to evolve our business strategy or execute on our new business models such as those that enable our customers to access additional compute capacity with alternative financing arrangements or novel or deferred payment models, which could result in additional costs, expenses, credit or customer default risks, reduced gross margin and cash flows.
Failure to adjust our manufacturing and supply chain to meet customer demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on CMs and outsourcing, internal fabrication utilization and other resource requirements, and evolving our business strategy or adopting new business models such as those that enable our customers to access additional compute capacity, including through the purchase and leasing of AI racks or systems based on our XPUs, based on customer requirements or estimates thereof, which may not be accurate and could result in reallocation of resources. Many factors could impact our estimates of customers’ demands, including changes in product development cycles, competing technologies and product releases, new or unexpected end-user products or applications, such as demand for AI-related products and solutions, and changes in business, regulatory, market and economic conditions. Our customers may also underestimate or be unable to obtain the data center or related power or water capacity needed to address end-user demand, which may impact our ability to timely satisfy their requirements. In addition, where our products are part of larger infrastructure projects like data centers, any supply constraints or availability issues with respect to any one component may impact our revenue or our results of operations. The Creating Helpful Incentives to Produce Semiconductors for America Act could also result in an increase in supply leading to excess inventory and a decrease in average selling prices. If we are unable to timely respond to changes in customer demand or execute on new business strategies or models, this could damage our customer relationships, harm our reputation, prevent us from taking advantage of opportunities and adversely impact our business, financial condition and results of operations.
Our business would be adversely affected by the departure of existing members of our senior management team.
Our success depends, in large part, on the continued contributions of our senior management team, and, in particular, the services of Hock E. Tan, our President and Chief Executive Officer. Effective succession planning is also important for our long-term success. Failure to ensure effective transfers of knowledge and smooth transitions involving senior management could hinder our strategic planning and execution. None of our senior management is bound by written employment contracts. In addition, we do not currently maintain key person life insurance covering our senior management. The unexpected loss of any of our senior management could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate.
Our gross margin is dependent on a number of factors, including our product mix, adoption of a new business model, price erosion, level of capacity utilization and commodity prices.
Our gross margin is highly dependent on our product mix, as well as the timing and amount of our revenue from our semiconductor solutions, software licensing and other products or solutions. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand, shifts in spending priorities, constrained resources or capital of our customers, supply constraints, unfavorable changes in economic or market conditions, industry oversupply or undersupply, or reductions in our technological lead compared to our competitors, and other factors have in the past and may in the future lead to further price erosion, lower revenue and lower gross margin. The gross margin for our semiconductor solutions has typically been lower than our infrastructure software solutions. The sale of our custom AI accelerators or XPUs, network switches and other AI-related products, including the sale or leasing of AI racks or systems based on our XPUs, will likely increase our operating margin but compress or lower future gross margin, which would adversely impact our stock price.
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
Cyber-attacks are increasing in number and sophistication, are well-financed, in some cases supported by state actors, and are designed to not only attack, but also to evade detection. Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we have in the past been, and may in the future be, unable to anticipate these techniques or to implement adequate preventative measures. The emergence and maturation of AI capabilities, including their use by threat actors, has also led to new and/or more sophisticated methods of attack, including fraud that relies upon “deep fake” impersonation technology or other forms of generative automation that has increased and may continue to increase the effectiveness and frequency of cyber threat activity. The failure to adequately adapt to this new environment or timely procure and deploy necessary mitigation may increase the risk of cybersecurity incidents, which may materially affect our business operations or our financial results.
As a critical vendor in the digital supply chain for both governmental entities and critical infrastructure operators, we and our products may be targeted by those seeking to threaten the confidentiality, integrity and availability of systems supporting essential public services. Geopolitical instability has increased and may continue to increase the likelihood that we will experience direct or collateral consequences from cyber conflicts between nation-states or other politically motivated actors targeting critical technology infrastructure.
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
A prolonged disruption at or shut-down of one or more of our manufacturing or other facilities or those of our CMs, suppliers or customers, including data centers, due to natural- or man-made disasters or other events outside of our control, such as severe weather events, water or power shortages, political unrest, military conflicts, geopolitical turmoil, trade tensions, government orders, labor shortages, medical epidemics, economic instability, equipment failure or for any other reason, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found, and could destroy our hardware products, inventory or equipment. To date, such events have not had a material adverse effect on our business. However, such an event could disrupt our operations, forgo revenue opportunities, potentially lose market share, result in us being unable to timely satisfy customer demand, expose us to claims by our customers, result in significant expense to repair or replace our affected facilities, products or equipment, and, in some instances, could significantly curtail our research and development efforts in a particular product area or target market, any of which could materially and adversely affect our business. This disruption could also prevent our customers from resuming their own manufacturing or providing services, including through their AI data centers, following such an event, they may cancel or scale back their orders from us and this may in turn adversely affect our results of operations. We may not have any or sufficient insurance coverage to recoup the losses and such events could also result in increased fixed costs relative to the revenue we generate and adversely affect our results of operations.
We may be unable to maintain appropriate manufacturing capacity or product yields at our own manufacturing facilities, which could adversely affect our relationships with our customers, and our business, financial condition and results of operations.
We must maintain appropriate capacity and product yields at our own manufacturing facilities to meet anticipated customer demand. From time to time, this requires us to invest in new, expanded or improved facilities, which may not be sufficient or in time, to meet customer demand and we may have to put customers on product allocation, forgo sales or lose customers as a result. Conversely, if we overestimate customer demand, we would experience excess capacity and fixed costs at these facilities will not be fully absorbed, which could adversely affect our results of operations. Similarly, reduced product yields, due to design or manufacturing issues or otherwise, may involve significant time and cost to remedy and cause delays in our ability to supply product to our customers, all of which could cause us to forgo sales, incur liabilities or lose customers, and harm our results of operations.
We are subject to risks associated with our distributors and other channel partners, including product inventory levels and product sell-through.
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 56% of our net revenue in the two fiscal quarters ended May 3, 2026 and are subject to a number of risks, including:

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
We do not always have a direct relationship with the end customers of our products. As a result, our semiconductor products may be used in applications for which they were not necessarily designed or tested. In addition, our channel partners may not provide our required contractual terms to our end customers. If any of the foregoing circumstances occur, it could result in significant liabilities to us, damage our reputation and harm our business, operating results and cash flow.
Failure of our software portfolio to manage and secure IT infrastructures and environments could have a material adverse effect on our business.
Certain aspects of our software portfolio are intended to manage and secure IT infrastructures and environments, and as a result, we expect these products to be ongoing targets of cyber-attacks. Open source code or other third-party software used in these products could also be targeted or have flaws or vulnerabilities that may make our software vulnerable to additional security risks not posed by purely proprietary software. Our software portfolio is complex and, when deployed, has contained in the past and may contain in the future errors, defects or security vulnerabilities, some of which were undiscovered before the software was released, installed and used by customers. The complexity and breadth of our technical and production environments, which involve globally dispersed development and engineering teams, increases the risk that errors, defects or vulnerabilities will be introduced and may delay our ability to detect, mitigate or remediate such incidents.
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
AI and other forms of generative automation have increased the pace of discovery of vulnerabilities as well as the effectiveness and frequency of cyber threat activity. Although we continually seek to timely mitigate and remediate vulnerabilities and improve our countermeasures to prevent cyber incidents, certain cyber threats or vulnerabilities have in the past been and may in the future be undetected or unmitigated in time to prevent harm to us or our customers. Additionally, efforts by malicious cyber actors or others could cause interruptions, delays or cessation of our software delivery, or modification of our software, which could cause us to lose existing or potential customers.
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
Many of our existing software customers have multi-year enterprise software license agreements, some of which involve substantial aggregate fee amounts. These customers often do not have a contractual obligation to purchase additional solutions and may have the right to terminate. The failure or inability to renew customer agreements of similar scope, on terms that are commercially attractive to us, could materially adversely affect our business, financial condition, operating results and cash flow. In addition, the relative volume of our customer agreements signed with the right to terminate can cause material variations in revenue recognized in each period and our operating results to fluctuate from time to time.
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
The industries in which we operate are highly competitive and characterized by rapid technological changes, evolving industry standards, changes in customer requirements, often aggressive pricing practices and, in some cases, new delivery methods. Competition in these industries continues to increase as existing competitors improve or expand their product offerings, as new competitors, including our customers, enter our markets or as AI continues to advance and be integrated into the markets in which we compete. To remain competitive, we seek to evolve our business strategy or adopt new business models from time to time, such as those that enable our customers to access additional compute capacity, that may require significant financial resources, which could have a material adverse effect on our results of operations. Moreover, we may offer and have offered alternative financing arrangements or other novel or deferred payment models for the leasing of AI racks or systems based on our XPUs to effectively compete, which could have a material adverse effect on our revenue, free cash flow and gross margin and expose us to credit or customer default risks.
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
Highly complex products, such as those we offer, have in the past contained, and may in the future contain, defects and bugs when they are first introduced, in new versions, or when enhancements are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products or third-party components used in our products contain defects, flaws or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Furthermore, if any of these problems are not discovered until after we have commenced commercial production or deployment, we may be required to incur additional development costs and product recall, repair or replacement costs. Significant technical challenges also arise with our software portfolio because our customers are managing more complex, larger cloud infrastructures for more complex computing environments, license and deploy our portfolio across a variety of computer platforms and integrate them with a number of third-party software applications, databases and environments. As a result, if there is system-wide failure or an actual or perceived breach of information integrity, security or availability occurs in one of our end-user customer’s system, it can be difficult to determine which product is at fault and we could ultimately be harmed by the failure of another supplier’s product. Consequently, our reputation may be damaged, customers may be reluctant to buy our products, and we may have to invest significant capital and other resources, which could materially and adversely affect our ability to retain existing customers or attract new customers. As a result, our financial results could be materially adversely affected.
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
From time to time, we require significant expenditures to support our growth and respond to business challenges, and as a result we have additional cash requirements to support the payment of interest on our outstanding indebtedness. As of May 3, 2026, the aggregate indebtedness was $66,720 million. Our substantial indebtedness and the instruments governing our indebtedness could have important consequences including:
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
Furthermore, we have entered into and may enter into financing arrangements where we provide a backstop or a guarantee to support our strategic initiatives or other corporate purposes, which could increase our fixed obligations, have a negative impact on our financial condition and reduce our financial and business flexibility.
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
•anticipated or actual demand for products used in AI-related solutions, including custom AI accelerators or XPUs and network switches;
•broad market, industry and competitor-related fluctuations;
•negative publicity regarding us or our business, or that of our significant customers, whether accurate or not;

•fluctuations in the valuation and results of operations of our significant customers as well as companies perceived by investors to be comparable to us;
•announcements of proposed acquisitions, significant innovations, strategic partnerships, joint ventures or capital commitments by us or our competitors;
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
The following table presents our repurchases during the fiscal quarter ended May 3, 2026 pursuant to a stock repurchase program to repurchase up to $10 billion of our common stock through December 31, 2025 authorized by our Board of Directors in the second quarter of fiscal year 2025, which was subsequently extended through December 31, 2026 and increased to $11 billion. In the second quarter of fiscal year 2026, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock through December 31, 2026.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

	(In millions, except per share data)
February 2, 2026 - March 1, 2026	2	$326.05	2	$100
March 2, 2026 - March 29, 2026	—	$—	—	$10,100
March 30, 2026 - May 3, 2026	—	$—	—	$10,100
	2	$326.05	2
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On June 8, 2026, we arranged for Apollo ("investor partner") to take on certain agreements to purchase AI racks based on custom AI accelerators designed by us and the related lease agreements with a customer that enable access to compute capacity. In connection with the arrangement, we entered into a backstop agreement with the investor partner for the customer’s lease obligations over 5-year terms. The backstop will increase over time as the AI racks are deployed and decrease as the customer makes payments on its lease obligations, with a maximum exposure of $29 billion. In the event of default by the customer, we have various remedies, including the assumption of the lease or effecting a sale of the AI racks, which would reduce our maximum exposure.

Item 6. Exhibits
EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of May 26, 2022, by and among Broadcom Inc., VMware, Inc., Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC.	8-K	001-38449	2.1	05-26-2022
3.1		Amended and Restated Certificate of Incorporation (including all amendments thereto).	10-Q	001-38449	3.1	09-11-2024
3.2		Amended and Restated Bylaws.	8-K12B	001-38449	3.2	04-04-2018
4.1		Form of Common Stock Certificate.	10-Q	001-38449	4.1	06-14-2018
4.2		Description of Common Stock.	10-K	001-38449	4.2	12-20-2024
4.3		Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-37690	4.1	01-20-2017
4.4		First Supplemental Indenture to the January 2017 Indenture, dated as of April 9, 2018.	8-K	001-38449	4.1	04-09-2018
4.5		Second Supplemental Indenture to the January 2017 Indenture, dated as of January 25, 2019.	8-K	001-38449	4.1	01-25-2019
4.6		Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-37690	4.1	10-17-2017
4.7		Supplemental Indenture to the October 2017 Indenture, dated as of April 9, 2018.	8-K	001-38449	4.2	04-09-2018
4.8		Second Supplemental Indenture to the October 2017 Indenture, dated as of January 25, 2019.	8-K	001-38449	4.2	01-25-2019
4.9		Form of 3.500% Senior Notes due 2028 (included in Exhibit 4.6).	8-K	001-37690	4.1	10-17-2017
4.10		Indenture, dated as of April 5, 2019, by and among the Company as Issuer, Broadcom Technologies Inc., Broadcom Corporation and Broadcom Cayman Finance Limited, and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-05-2019
4.11		Form of 4.750% Senior Notes due 2029 (included in Exhibit 4.10).	8-K	001-38449	4.1	04-05-2019
4.12		Indenture, dated as of April 9, 2020, by and among the Company, as Issuer, Broadcom Technologies Inc. and Broadcom Corporation (the “2020 Guarantors”), and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-09-2020
4.13		Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.12).	8-K	001-38449	4.1	04-09-2020
4.14		Indenture, dated as of May 8, 2020, by and among the Company as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	05-08-2020
4.15		Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.14).	8-K	001-38449	4.1	05-08-2020
4.16		Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.14).	8-K	001-38449	4.1	05-08-2020
4.17		Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.14).	8-K	001-38449	4.1	05-08-2020
4.18		Indenture, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	05-21-2020
4.19		Form of 3.459% Senior Notes due 2026 (included in Exhibit 4.18).	8-K	001-38449	4.1	05-21-2020
4.20		Indenture, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	01-19-2021
4.21		Form of 1.950% Senior Notes due 2028 (included in Exhibit 4.20).	8-K	001-38449	4.1	01-19-2021
4.22		Form of 2.450% Senior Notes due 2031 (included in Exhibit 4.20).	8-K	001-38449	4.1	01-19-2021
4.23		Form of 2.600% Senior Notes due 2033 (included in Exhibit 4.20).	8-K	001-38449	4.1	01-19-2021
4.24		Form of 3.500% Senior Notes due 2041 (included in Exhibit 4.20).	8-K	001-38449	4.1	01-19-2021
4.25		Form of 3.750% Senior Notes due 2051 (included in Exhibit 4.20).	8-K	001-38449	4.1	01-19-2021
4.26		Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	03-31-2021
4.27		Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.26).	8-K	001-38449	4.1	03-31-2021
4.28		Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.26).	8-K	001-38449	4.1	03-31-2021
4.29		Indenture, dated as of September 30, 2021, by and between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	09-30-2021
4.30		Supplemental Indenture No. 1, dated as of June 3, 2026, by and between the Company and Wilmington Trust, National Association, as trustee.					X
4.31		Form of 3.137% Senior Notes due 2035 (included in Exhibit 4.29).	8-K	001-38449	4.1	09-30-2021
4.32		Form of 3.187% Senior Notes due 2036 (included in Exhibit 4.29).	8-K	001-38449	4.1	09-30-2021
4.33		Registration Rights Agreement, dated as of September 30, 2021, by and among the Company and BNP Paribas Securities Corp., J.P. Morgan Securities LLC and TD Securities (USA) LLC, as dealer-mangers in connection with the September 2021 exchange offer.	8-K	001-38449	4.4	09-30-2021
4.34		Indenture, dated April 14, 2022, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-15-2022
4.35		Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.34).	8-K	001-38449	4.1	04-15-2022
4.36		Form of 4.15% Senior Notes due 2032 (included in Exhibit 4.34).	8-K	001-38449	4.1	04-15-2022
4.37		Registration Rights Agreement, dated as of April 14, 2022, between the Company and BofA Securities, Inc., HSBC Securities (USA) Inc., and RBC Capital Markets, LLC, as representatives of the several initial purchasers of the April 2022 Senior Notes.	8-K	001-38449	4.4	04-15-2022
4.38		Indenture, dated April 18, 2022, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-18-2022
4.39		Form of 4.926% Senior Notes due 2037 (included in Exhibit 4.38).	8-K	001-38449	4.1	04-18-2022
4.40		Registration Rights Agreement, dated April 18, 2022, between the Company and Barclays Capital Inc., BBVA Securities Inc., BNP Paribas Securities Corp. and J.P. Morgan Securities LLC, as dealer-managers in connection with the April 2022 Exchange Offer.	8-K	001-38449	4.3	04-18-2022
4.41		Indenture, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	07-12-2024
4.42		Supplemental Indenture No. 1, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	07-12-2024
4.43		Form of 5.050% Senior Notes due 2027 (included in Exhibit 4.42).	8-K	001-38449	4.2	07-12-2024
4.44		Form of 5.050% Senior Notes due 2029 (included in Exhibit 4.42).	8-K	001-38449	4.2	07-12-2024
4.45		Form of 5.150% Senior Notes due 2031 (included in Exhibit 4.42).	8-K	001-38449	4.2	07-12-2024
4.46		Supplemental Indenture No. 2, dated October 2, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	10-02-2024
4.47		Form of 4.350% Senior Notes due 2030 (included in Exhibit 4.46).	8-K	001-38449	4.2	10-02-2024
4.48		Form of 4.550% Senior Notes due 2032 (included in Exhibit 4.46).	8-K	001-38449	4.2	10-02-2024
4.49		Form of 4.800% Senior Notes due 2034 (included in Exhibit 4.46).	8-K	001-38449	4.2	10-02-2024
4.50		Supplemental Indenture No. 3, dated January 10, 2025, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	01-10-2025
4.51		Form of 4.800% Senior Notes due 2028 (included in Exhibit 4.50).	8-K	001-38449	4.2	01-10-2025
4.52		Form of 5.050% Senior Notes due 2030 (included in Exhibit 4.50).	8-K	001-38449	4.2	01-10-2025
4.53		Form of 5.200% Senior Notes due 2032 (included in Exhibit 4.50).	8-K	001-38449	4.2	01-10-2025
4.54		Supplemental Indenture No. 4, dated July 11, 2025, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	07-11-2025
4.55		Form of 4.600% Senior Notes due 2030 (included in Exhibit 4.54).	8-K	001-38449	4.2	07-11-2025
4.56		Form of 4.900% Senior Notes due 2032 (included in Exhibit 4.54).	8-K	001-38449	4.2	07-11-2025
4.57		Form of 5.200% Senior Notes due 2035 (included in Exhibit 4.54).	8-K	001-38449	4.2	07-11-2025
4.58		Supplemental Indenture No. 5, dated September 29, 2025, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	09-29-2025
4.59		Form of 4.200% Senior Notes due 2030 (included in Exhibit 4.58).	8-K	001-38449	4.2	09-29-2025
4.60		Form of 4.800% Senior Notes due 2036 (included in Exhibit 4.58).	8-K	001-38449	4.2	09-29-2025
4.61		Form of 4.900% Senior Notes due 2038 (included in Exhibit 4.58).	8-K	001-38449	4.2	09-29-2025
4.62		Supplemental Indenture No. 6, dated January 13, 2026, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	1-13-2026
4.63		Form of 4.300% Senior Notes due 2031 (included in Exhibit 4.62).	8-K	001-38449	4.2	1-13-2026
4.64		Form of 4.600% Senior Notes due 2033 (included in Exhibit 4.62).	8-K	001-38449	4.2	1-13-2026
4.65		Form of 4.950% Senior Notes due 2036 (included in Exhibit 4.62).	8-K	001-38449	4.2	1-13-2026
4.66		Form of 5.700% Senior Notes due 2056 (included in Exhibit 4.62).	8-K	001-38449	4.2	1-13-2026
10.1	+	Transition and Consulting Agreement, dated April 1, 2026, between Broadcom Inc. and Kirsten M. Spears.					X
10.2	+	Offer Letter, dated March 30, 2026, between Broadcom Inc. and Amie Thuener.					X
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH		Inline XBRL Schema Document					X
101.CAL		Inline XBRL Calculation Linkbase Document					X
101.DEF		Inline XBRL Definition Linkbase Document					X
101.LAB		Inline XBRL Labels Linkbase Document					X
101.PRE		Inline XBRL Presentation Linkbase Document					X
104		Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
Notes:
+		Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Kirsten M. Spears
Kirsten M. Spears
Chief Financial Officer
Date: June 9, 2026