Form 10-Q
period 2026-08-02
Broadcom Inc.
filed 2026-09-10
CIK 1730168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2026
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

As of August 28, 2026, there were 4,773,629,865 shares of our common stock outstanding.

BROADCOM INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 2, 2026

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements — Unaudited
BROADCOM INC.

BROADCOM INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED

	August 2, 2026	November 2, 2025

	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$23,975	$16,178
Trade accounts receivable, net	13,707	7,145
Inventory	4,523	2,270
Other current assets	9,968	5,980
Total current assets	52,173	31,573
Long-term assets:
Property, plant and equipment, net	3,144	2,530
Goodwill	97,801	97,801
Intangible assets, net	26,325	32,273
Other long-term assets	8,705	6,915
Total assets	$188,148	$171,092
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,000	$1,560
Employee compensation and benefits	1,506	2,129
Short-term debt	2,252	3,152
Other current liabilities	13,080	11,673
Total current liabilities	20,838	18,514
Long-term liabilities:
Long-term debt	57,167	61,984
Other long-term liabilities	10,453	9,302
Total liabilities	88,458	89,800
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 29,000 shares authorized; 4,774 and 4,741 shares issued and outstanding as of August 2, 2026 and November 2, 2025, respectively	5	5
Additional paid-in capital	77,330	71,308
Retained earnings	22,151	9,761
Accumulated other comprehensive income	204	218
Total stockholders’ equity	99,690	81,292
Total liabilities and equity	$188,148	$171,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

	(In millions, except per share data)
Net revenue:
Products	$24,279	$11,173	$55,301	$31,625
Subscriptions and services	5,312	4,779	15,788	14,247
Total net revenue	29,591	15,952	71,089	45,872
Cost of revenue:
Cost of products sold	6,983	3,098	15,689	8,515
Cost of subscriptions and services	641	606	1,915	1,758
Amortization of acquisition-related intangible assets	1,499	1,519	4,422	4,486
Restructuring charges	12	26	35	68
Total cost of revenue	9,135	5,249	22,061	14,827
Gross margin	20,456	10,703	49,028	31,045
Research and development	2,895	3,050	8,855	7,996
Selling, general and administrative	996	1,072	3,070	3,104
Amortization of acquisition-related intangible assets	507	507	1,520	1,524
Restructuring and other charges	103	187	277	445
Total operating expenses	4,501	4,816	13,722	13,069
Operating income	15,955	5,887	35,306	17,976
Interest expense	(778)	(807)	(2,355)	(2,449)
Other income, net	98	205	649	333
Income before income taxes	15,275	5,285	33,600	15,860
Provision for income taxes	2,187	1,145	3,853	1,252
Net income	$13,088	$4,140	$29,747	$14,608

Net income per share:
Basic	$2.75	$0.88	$6.26	$3.10
Diluted	$2.68	$0.85	$6.09	$3.02

Weighted-average shares used in per share calculations:
Basic	4,766	4,714	4,752	4,705
Diluted	4,887	4,860	4,884	4,841
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — UNAUDITED

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

	(In millions)
Net income	$13,088	$4,140	$29,747	$14,608
Other comprehensive income (loss), net of tax:
Change in unrealized gain on derivative instruments	(5)	—	(13)	(3)
Change in actuarial loss and prior service costs associated with defined benefit plans	1	15	(1)	17
Other comprehensive income (loss), net of tax	(4)	15	(14)	14
Comprehensive income	$13,084	$4,155	$29,733	$14,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Fiscal Quarters Ended
	August 2, 2026	August 3, 2025

	(In millions)
Cash flows from operating activities:
Net income	$29,747	$14,608
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible and right-of-use assets	6,047	6,116
Depreciation	484	426
Stock-based compensation	6,287	5,373
Deferred taxes and other non-cash taxes	(1,051)	(983)
Loss on debt extinguishment	161	118
Non-cash interest expense	204	273
Other	31	58
Changes in assets and liabilities, net of acquisitions and disposals:
Trade accounts receivable, net	(6,544)	(2,066)
Inventory	(2,253)	(420)
Accounts payable	2,313	(236)
Employee compensation and benefits	(619)	(110)
Other current assets and current liabilities	(2,893)	(1,028)
Other long-term assets and long-term liabilities	1,036	(2,295)
Net cash provided by operating activities	32,950	19,834
Cash flows from investing activities:
Proceeds from sale of business	—	300
Purchases of property, plant and equipment	(1,013)	(386)
Purchases of investments	(756)	(261)
Sales of investments	320	147
Other	13	(13)
Net cash used in investing activities	(1,436)	(213)
Cash flows from financing activities:
Proceeds from long-term borrowings	4,474	10,695
Payments on debt obligations	(10,528)	(14,840)
Proceeds from commercial paper, net	—	488
Payments of dividends	(9,281)	(8,345)
Repurchases of common stock - repurchase program	(8,450)	(2,450)
Shares repurchased for tax withholdings on vesting of equity awards	—	(3,860)
Issuance of common stock	113	118
Other	(45)	(57)
Net cash used in financing activities	(23,717)	(18,251)
Net change in cash and cash equivalents	7,797	1,370
Cash and cash equivalents at beginning of period	16,178	9,348
Cash and cash equivalents at end of period	$23,975	$10,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BROADCOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — UNAUDITED
Three Fiscal Quarters Ended August 2, 2026

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value

	(In millions)
Balance as of November 2, 2025	4,741	$5	$71,308	$9,761	$218	$81,292
Net income	—	—	—	7,349	—	7,349
Other comprehensive loss	—	—	—	—	(6)	(6)
Dividends to common stockholders	—	—	—	(3,086)	—	(3,086)
Common stock issued	18	—	—	—	—	—
Stock-based compensation	—	—	2,176	—	—	2,176
Repurchases of common stock	(23)	—	(346)	(7,504)	—	(7,850)
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(3)	—	—	(3)
Balance as of February 1, 2026	4,736	5	73,135	6,520	212	79,872
Net income	—	—	—	9,310	—	9,310
Other comprehensive loss	—	—	—	—	(4)	(4)
Dividends to common stockholders	—	—	—	(3,092)	—	(3,092)
Common stock issued	24	—	113	—	—	113
Stock-based compensation	—	—	2,092	—	—	2,092
Repurchases of common stock	(2)	—	(28)	(572)	—	(600)
Balance as of May 3, 2026	4,758	5	75,312	12,166	208	87,691
Net income	—	—	—	13,088	—	13,088
Other comprehensive loss	—	—	—	—	(4)	(4)
Dividends to common stockholders	—	—	—	(3,103)	—	(3,103)
Common stock issued	16	—	—	—	—	—
Stock-based compensation	—	—	2,019	—	—	2,019
Shares repurchased for tax withholdings on vesting of equity awards	—	—	(1)	—	—	(1)
Balance as of August 2, 2026	4,774	$5	$77,330	$22,151	$204	$99,690

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
The accompanying condensed consolidated financial statements include the accounts of Broadcom and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The November 2, 2025 condensed consolidated balance sheet data were derived from Broadcom’s audited consolidated financial statements included in its Annual Report on Form 10-K for fiscal year 2025 as filed with the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation. The operating results for the fiscal quarter ended August 2, 2026 are not necessarily indicative of the results that may be expected for fiscal year 2026, or for any other future period.
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

Reclassifications to Condensed Consolidated Statements of Operations
For software arrangements without termination for convenience provisions, we recognize revenue for the license portion of the agreements upfront upon transfer of control to the customer, referred to as upfront license revenue. In the fiscal quarter and three fiscal quarters ended August 2, 2026, we included upfront license revenue of $3,465 million and $7,184 million, respectively, within products revenue, and the related costs, which were immaterial, in cost of products sold, in our condensed consolidated statements of operations. To conform to the current period presentation, we reclassified $1,916 million and $5,691 million of upfront license revenue from subscriptions and services revenue to products revenue for the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively. We also reclassified the related costs for the upfront license revenue, which were immaterial for the periods presented.
In the revenue disaggregation tables by type and by region presented below, we included $2,181 million, $320 million and $964 million of upfront license revenue in products revenue within the Americas; Asia Pacific; and Europe, the Middle East and Africa regions, respectively, for the fiscal quarter ended August 2, 2026. We included $4,698 million, $581 million and $1,905 million of upfront license revenue in products revenue within the Americas; Asia Pacific; and Europe, the Middle East and Africa regions, respectively, for the three fiscal quarters ended August 2, 2026.
To conform to the current period presentation, we reclassified $1,269 million, $204 million and $443 million of upfront license revenue from subscriptions and services revenue to products revenue within the Americas; Asia Pacific; and Europe, the Middle East and Africa regions, respectively, for the fiscal quarter ended August 3, 2025. We reclassified $3,970 million, $446 million and $1,275 million of upfront license revenue from subscriptions and services revenue to products revenue within the Americas; Asia Pacific; and Europe, the Middle East and Africa regions, respectively, for the three fiscal quarters ended August 3, 2025.
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
The following tables present revenue disaggregated by type and by region for the periods presented:

	Fiscal Quarter Ended August 2, 2026
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$2,642	$20,199	$1,438	$24,279
Subscriptions and services	2,871	745	1,696	5,312
Total	$5,513	$20,944	$3,134	$29,591

	Fiscal Quarter Ended August 3, 2025
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$1,931	$8,385	$857	$11,173
Subscriptions and services	2,793	575	1,411	4,779
Total	$4,724	$8,960	$2,268	$15,952

	Three Fiscal Quarters Ended August 2, 2026
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$6,993	$45,105	$3,203	$55,301
Subscriptions and services	8,803	1,989	4,996	15,788
Total	$15,796	$47,094	$8,199	$71,089

	Three Fiscal Quarters Ended August 3, 2025
	Americas	Asia Pacific	Europe, the Middle East and Africa	Total

	(In millions)
Products	$5,757	$23,350	$2,518	$31,625
Subscriptions and services	8,305	1,742	4,200	14,247
Total	$14,062	$25,092	$6,718	$45,872
Although we recognize revenue for the majority of our products when title and control transfer in Penang, Malaysia, we disclose revenue by region based primarily on the geographic shipment location or delivery location specified by our distributors, original equipment manufacturer customers, contract manufacturers, channel partners, or software customers.
Contract Balances
Contract assets and contract liabilities balances were as follows:

	August 2, 2026	November 2, 2025

	(In millions)
Contract Assets	$11,901	$8,922

Contract Liabilities	$13,124	$13,016
We fulfill our obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. We recognize a contract asset when revenue recognized on a contract exceeds the amount invoiced. A contract asset becomes a receivable when invoiced upon the right to consideration becoming unconditional.
We recognize a contract liability when billings on a contract exceed the revenue recognized and there is a future obligation to transfer products or services to a customer. Changes in our contract assets and contract liabilities primarily result from the timing difference between our performance and billing the customer.
As of August 2, 2026, approximately 58% of contract liabilities related to contracts subject to termination for convenience provisions. The amount of revenue recognized during the three fiscal quarters ended August 2, 2026 that was included in the contract liabilities balance as of November 2, 2025 was $8,309 million. The amount of revenue recognized during the three fiscal quarters ended August 3, 2025 that was included in the contract liabilities balance as of November 3, 2024 was $8,021 million.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to unsatisfied or partially unsatisfied performance obligations. Remaining performance obligations include unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Certain multi-year customer contracts in our semiconductor solutions segment and infrastructure software segment, including contracts where customers do not have termination rights, contain firmly committed amounts and the remaining performance obligations under these contracts as of August 2, 2026 were approximately $179.2 billion. These commitments include obligations under a long-term contract for custom AI accelerators entered in the fiscal quarter ended May 3, 2026. We expect approximately 25% of this amount to be recognized as revenue over the next 12 months.
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

3. Supplemental Financial Information
Cash Equivalents
Cash equivalents included $5,050 million and $3,163 million of time deposits and $5,251 million and $2,239 million of money-market funds as of August 2, 2026 and November 2, 2025, respectively. For time deposits, carrying value approximates fair value due to the short-term nature of the instruments. The fair value of money-market funds, which was consistent with their carrying value, was determined using unadjusted prices in active, accessible markets for identical assets, and as such, they were classified as Level 1 assets in the fair value hierarchy.
As of August 2, 2026, cash equivalents also included $2,987 million of U.S. Treasury Bills which were carried at fair value. Due to the short-term nature of the instruments, their amortized cost approximates fair value. As of August 2, 2026, $895 million and $2,092 million of the U.S. Treasury Bills were classified as Level 1 assets and Level 2 assets in the fair value hierarchy, respectively, depending on whether the instruments were traded in active or less active markets.
Accounts Receivable Factoring
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions pursuant to factoring arrangements. We account for these transactions as sales of receivables and present cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows. Total trade accounts receivable sold under the factoring arrangements were $1,600 million and $3,950 million during the fiscal quarter and three fiscal quarters ended August 2, 2026, respectively, and $1,700 million and $5,651 million during the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively.
Inventory

	August 2, 2026	November 2, 2025

	(In millions)
Finished goods	$1,839	$682
Work-in-process	1,920	1,280
Raw materials	764	308
Total inventory	$4,523	$2,270
Other Current Assets

	August 2, 2026	November 2, 2025

	(In millions)
Current portion of contract assets	$7,187	$5,005
Prepaid expenses	1,963	518
Other	818	457
Total other current assets	$9,968	$5,980
Other Current Liabilities

	August 2, 2026	November 2, 2025

	(In millions)
Contract liabilities	$9,501	$9,469
Tax liabilities	1,971	921
Interest payable	622	620
Other	986	663
Total other current liabilities	$13,080	$11,673

Other Long-Term Liabilities

	August 2, 2026	November 2, 2025

	(In millions)
Contract liabilities	$3,623	$3,547
Unrecognized tax benefits	1,755	1,628
Deferred tax liabilities	1,532	2,704
Other (a)	3,543	1,423
Total other long-term liabilities	$10,453	$9,302
__________________________
(a) Included $2,186 million global minimum tax payable as of August 2, 2026.
Supplemental Cash Flow Information

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

	(In millions)
Cash paid for interest	$674	$602	$1,988	$1,973
Cash paid for income taxes	$347	$822	$2,228	$1,834
4. Intangible Assets

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(In millions)
As of August 2, 2026:
Purchased technology	$33,601	$(18,821)	$14,780
Customer contracts and related relationships	15,791	(5,440)	10,351
Trade names	1,612	(482)	1,130
Other	188	(124)	64
Total	$51,192	$(24,867)	$26,325

As of November 2, 2025:
Purchased technology	$32,781	$(14,401)	$18,380
Customer contracts and related relationships	15,791	(4,003)	11,788
Trade names	1,612	(399)	1,213
Other	186	(114)	72
Intangible assets subject to amortization	50,370	(18,917)	31,453
In-process research and development	820	—	820
Total	$51,190	$(18,917)	$32,273

Based on the net book value of intangible assets as of August 2, 2026, the expected amortization expense was as follows:

Fiscal Year:	Expected Amortization Expense

(In millions)
2026 (remainder)	$2,008
2027	6,980
2028	5,833
2029	4,686
2030	3,479
Thereafter	3,339
Total	$26,325
The weighted-average remaining amortization periods by intangible asset category were as follows:

Amortizable intangible assets:	August 2, 2026

(In years)
Purchased technology	5
Customer contracts and related relationships	5
Trade names	11
Other	10
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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations for the periods presented:

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

	(In millions, except per share data)
Numerator:
Net income	$13,088	$4,140	$29,747	$14,608

Denominator:
Weighted-average shares outstanding - basic	4,766	4,714	4,752	4,705
Dilutive effect of equity awards	121	146	132	136
Weighted-average shares outstanding - diluted	4,887	4,860	4,884	4,841

Net income per share:
Basic	$2.75	$0.88	$6.26	$3.10
Diluted	$2.68	$0.85	$6.09	$3.02

6. Borrowings

	Effective Interest Rate		August 2, 2026	November 2, 2025

			(In millions)
January 2026 Senior Notes
4.300% notes due January 2031	4.41%		$750	$—
4.600% notes due January 2033	4.72%		1,250	—
4.950% notes due January 2036	5.03%		1,250	—
5.700% notes due January 2056	5.79%		1,250	—
			4,500	—
September 2025 Senior Notes
4.200% notes due October 2030	4.34%		1,000	1,000
4.800% notes due February 2036	4.90%		2,250	2,250
4.900% notes due February 2038	4.99%		698	1,750
			3,948	5,000
July 2025 Senior Notes
4.600% notes due July 2030	4.49%	(a)	1,750	1,750
4.900% notes due July 2032	5.04%		1,750	1,750
5.200% notes due July 2035	4.77%	(a)	2,500	2,500
			6,000	6,000
January 2025 Senior Notes
4.800% notes due April 2028	5.03%		1,100	1,100
5.050% notes due April 2030	5.20%		800	800
5.200% notes due April 2032	5.34%		1,100	1,100
			3,000	3,000
October 2024 Senior Notes
4.150% notes due February 2028	4.36%		—	875
4.350% notes due February 2030	4.51%		1,500	1,500
4.550% notes due February 2032	4.70%		875	875
4.800% notes due October 2034	4.38%	(a)	1,750	1,750
			4,125	5,000
July 2024 Senior Notes
5.050% notes due July 2027	5.27%		—	1,250
5.050% notes due July 2029	5.23%		—	2,250
5.150% notes due November 2031	5.30%		1,500	1,500
			1,500	5,000
April 2022 Senior Notes
4.000% notes due April 2029	4.17%		750	750
4.150% notes due April 2032	4.30%		1,200	1,200
4.926% notes due May 2037	5.33%		654	2,500
			2,604	4,450
September 2021 Senior Notes
3.137% notes due November 2035	4.23%		3,250	3,250
3.187% notes due November 2036	4.79%		2,750	2,750
			6,000	6,000

	Effective Interest Rate	August 2, 2026	November 2, 2025

		(In millions)
March 2021 Senior Notes
3.419% notes due April 2033	4.66%	2,250	2,250
3.469% notes due April 2034	4.63%	3,250	3,250
		5,500	5,500
January 2021 Senior Notes
1.950% notes due February 2028	2.10%	750	750
2.450% notes due February 2031	2.56%	2,750	2,750
2.600% notes due February 2033	2.70%	1,750	1,750
3.500% notes due February 2041	3.60%	3,000	3,000
3.750% notes due February 2051	3.84%	1,750	1,750
		10,000	10,000
2020 Senior Notes
3.150% notes due November 2025	3.29%	—	900
3.459% notes due September 2026	4.19%	752	752
4.110% notes due September 2028	5.02%	—	1,118
5.000% notes due April 2030	5.18%	606	606
4.150% notes due November 2030	4.27%	1,856	1,856
4.300% notes due November 2032	4.39%	2,000	2,000
		5,214	7,232
2019 Senior Notes
4.750% notes due April 2029	4.95%	1,655	1,655

2017 Senior Notes
3.500% notes due January 2028	3.60%	777	777

Assumed VMware Senior Notes
1.400% notes due August 2026	5.60%	1,500	1,500
3.900% notes due August 2027	5.50%	—	1,250
1.800% notes due August 2028	5.44%	750	750
4.700% notes due May 2030	5.75%	750	750
2.200% notes due August 2031	5.74%	1,500	1,500
		4,500	5,750
Other senior notes
4.500% notes due August 2034	4.55%	6	6

Total senior notes outstanding		59,329	65,370

4.540% term loan due May 2028	4.59%	1,000	1,000

4.489% term loan due May 2028	4.55%	750	750

Total term loans outstanding		1,750	1,750

	Effective Interest Rate	August 2, 2026	November 2, 2025

		(In millions)
Total debt principal outstanding		61,079	67,120
Less: Unamortized discount and issuance costs		(1,660)	(1,984)
Total debt		$59,419	$65,136

Short-term debt		$2,252	$3,152
Long-term debt		57,167	61,984
Total debt		$59,419	$65,136
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
During the fiscal quarter ended August 2, 2026, we repurchased a total of $5,641 million of our senior notes through cash tender offers and redemptions. During the three fiscal quarters ended August 2, 2026, we issued senior unsecured notes for an aggregate principal amount of $4,500 million and repaid and repurchased a total of $10,541 million of our senior notes.
Fixed-Rate Term Loans
Interest on the term loans is due quarterly. We are permitted to prepay the term loans at any time, subject to a specified make-whole premium determined in accordance with the credit agreements governing the respective term loans, plus accrued and unpaid interest.
2025 Credit Agreement
In January 2025, we entered into a credit agreement (the “2025 Credit Agreement”), which provides for a five-year $7.5 billion unsecured revolving credit facility, of which $500 million is available for the issuance of multi-currency letters of credit. The issuance of letters of credit under the revolving credit facility would reduce the aggregate amount otherwise available under such facility for revolving loans. Subject to the terms of the 2025 Credit Agreement, we are permitted to borrow, repay and reborrow revolving loans at any time prior to the earlier of (a) January 13, 2030 or (b) the date that the commitments are terminated either at our request or, if an event of default occurs, by the lenders. We had no borrowings outstanding under our revolving credit facility at either August 2, 2026 or November 2, 2025.
Commercial Paper
Under our commercial paper program, we may issue unsecured commercial paper notes in an aggregate principal amount of up to $4.0 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial paper is sold under customary terms in the commercial paper market and may be issued at a discount from par or, alternatively, may be sold at par and bear interest at rates dictated by market conditions at the time of issuance. The discount associated with the commercial paper is amortized to interest expense over its term. We had no commercial paper outstanding at either August 2, 2026 or November 2, 2025.
Fair Value of Debt
As of August 2, 2026, the estimated aggregate fair value of our debt was $55,990 million, which was determined using quoted prices from less active markets or other observable inputs. All of our debt obligations are categorized as Level 2 instruments in the fair value hierarchy.

Future Principal Payments of Debt
The future scheduled principal payments of our debt as of August 2, 2026 were as follows:

Fiscal Year:	Future Scheduled Principal Payments
(In millions)
2026 (remainder)	$2,252
2027	—
2028	5,127
2029	2,405
2030	6,406
Thereafter	44,889
Total	$61,079
As of August 2, 2026 and November 2, 2025, we were in compliance with all debt covenants.
7. Stockholders’ Equity
Cash Dividends Declared and Paid

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

	(In millions, except per share data)
Dividends per share to common stockholders	$0.65	$0.59	$1.95	$1.77
Dividends to common stockholders	$3,103	$2,786	$9,281	$8,345
Stock Repurchase Programs
In April 2025, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock through December 31, 2025, which was subsequently extended through December 31, 2026 and increased to $11 billion. In March 2026, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2026. During the three fiscal quarters ended August 2, 2026 and August 3, 2025, we repurchased and retired 25 million and 16 million shares for $8,450 million and $2,450 million, respectively. As of August 2, 2026, $10.1 billion of the authorized amount remained available for repurchase.
Stock-Based Compensation Expense

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

	(In millions)
Cost of products sold	$63	$69	$193	$152
Cost of subscriptions and services	161	182	490	455
Research and development	1,344	1,573	4,186	3,564
Selling, general and administrative	451	498	1,418	1,202
Total stock-based compensation expense	$2,019	$2,322	$6,287	$5,373
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
As of August 2, 2026, the total unrecognized compensation cost related to unvested stock-based awards was $18,221 million, which is expected to be recognized over the remaining weighted-average service period of 2.9 years.

Restricted Stock Unit Awards
A summary of RSU activity is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share

	(In millions, except per share data)
Balance as of November 2, 2025	229	$127.63
Granted	5	$333.44
Vested	(57)	$97.81
Forfeited	(12)	$140.73
Balance as of August 2, 2026	165	$142.47
The aggregate fair value of RSUs that vested during the three fiscal quarters ended August 2, 2026 was $19,854 million, which represented the market value of our common stock on the date that the RSUs vested.
8. Income Taxes
The provision for income taxes was $2,187 million and $3,853 million for the fiscal quarter and three fiscal quarters ended August 2, 2026, respectively, compared to $1,145 million and $1,252 million for the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively. The increase in the provision for income taxes in both the fiscal quarter and three fiscal quarters ended August 2, 2026, as compared to the prior year fiscal periods, was primarily due to higher income before income taxes.
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

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

	(In millions)
Semiconductor solutions:
Net revenue	$20,839	$9,166	$48,363	$25,786
Cost of revenue	6,892	2,988	15,414	8,235
Research and development	1,006	850	2,946	2,488
Selling, general and administrative	171	111	449	334
Operating income	$12,770	$5,217	$29,554	$14,729

Infrastructure software:
Net revenue	$8,752	$6,786	$22,726	$20,086
Cost of revenue	508	465	1,507	1,431
Research and development	545	627	1,723	1,944
Selling, general and administrative	374	456	1,201	1,364
Operating income	$7,325	$5,238	$18,295	$15,347

Total:
Net revenue	$29,591	$15,952	$71,089	$45,872
Cost of revenue	7,400	3,453	16,921	9,666
Research and development	1,551	1,477	4,669	4,432
Selling, general and administrative	545	567	1,650	1,698
Unallocated expenses:
Stock-based compensation	2,019	2,322	6,287	5,373
Amortization of acquisition-related intangible assets	2,006	2,026	5,942	6,010
Restructuring and other charges	115	213	312	513
Acquisition-related costs	—	7	2	204
Operating income	$15,955	$5,887	$35,306	$17,976

10. Commitments and Contingencies
Commitments
The following table summarizes contractual commitments as of August 2, 2026:

Fiscal Year:	Purchase Commitments	Other Contractual Commitments

	(In millions)
2026 (remainder)	$1,110	$313
2027	52,674	758
2028	72,952	778
2029	85	904
2030	—	303
Thereafter	—	885
Total	$126,821	$3,941
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
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits as of August 2, 2026, we are unable to reliably estimate the timing of cash settlement with the respective taxing authorities. Therefore, $1,755 million of unrecognized tax benefits and accrued interest and penalties as of August 2, 2026 have been excluded from the table above.
Financial Guarantee
During the fiscal quarter ended August 2, 2026, we arranged for a financial partner to take on certain agreements to purchase AI racks based on custom AI accelerators designed by us and the related lease agreements with a customer that enable access to compute capacity.
In connection with this arrangement, we entered into a backstop agreement with the financial partner for the customer’s lease obligations over the 5-year lease terms (the “Backstop”). The total Backstop amount increases as the AI racks are delivered and deployed and decreases as the customer makes payments on its lease obligations. In the event of a lease default by the customer, our Backstop liability will be equal to any difference between 85% of the outstanding amounts owed on the lease Backstop and the value of the AI racks received upon sale of the assets at that time. Remedies to limit our total liability exposure in a lease default include the assumption of the applicable lease, reselling the AI racks back to the seller at a fixed price under certain conditions or arranging a sale of the applicable AI racks.
Our maximum potential liability under the Backstop upon the deployment of all AI racks, on an undiscounted basis, was approximately $29 billion. The fair value of the Backstop was not material. No amounts have been paid under the Backstop.
Convertible Notes
In connection with lease agreements that enable access to compute capacity, our customer may, under certain circumstances and if needed, issue to us convertible promissory notes up to an aggregate principal amount of $42 billion. The notes are subject to various conditions, including the requirement to use the notes or proceeds from the notes, if any, solely for the customer’s obligations under the lease agreements. As of August 2, 2026, no notes have been issued to us.

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
11. Subsequent Events
Cash Dividends Declared
On September 1, 2026, our Board of Directors declared a quarterly cash dividend of $0.65 per share on our common stock, payable on September 30, 2026 to stockholders of record on September 21, 2026.

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

Quarterly Highlights
Highlights during the fiscal quarter ended August 2, 2026 include the following:
•We generated $14,197 million of cash from operations.
•We paid $3,103 million in cash dividends.
•We repurchased $5,641 million of our senior notes.
Recent Developments
We see unprecedented demand for our custom AI accelerators or XPUs and AI networking solutions from our customers, including the leading frontier AI labs, due to the demand for AI compute. However, deploying AI infrastructure to meet this demand requires our customers to access significant capital.
We established the AI XPV platform with certain sophisticated financial partners to enable more than 20 gigawatts in compute capacity using our custom AI accelerators or XPUs and networking solutions customized for the leading frontier AI labs through 2028. The AI XPV platform provides for future deployments of XPU-based compute capacity and networking that enable frontier model training and inference. The AI XPV platform bridges the gap between the current cash flows of the leading frontier AI labs and significant upfront investments required for their businesses. Through the AI XPV platform, the financial partners fund and we provide the technology to the leading frontier AI labs to allow them to deploy AI infrastructure at a scale that meets their increasing demand. Where necessary, we may provide residual value guarantees, which are contingent liabilities we believe would have a low probability of occurring, supported by the strong profitability trajectory of the leading frontier AI labs and the sustaining value of the underlying assets.
In June 2026, we launched the AI XPV platform with an initial tranche of $35 billion led by a financial partner to facilitate the deployment of more than 1 gigawatt of compute infrastructure for our customer. Pursuant to the AI XPV platform, we arranged for the financial partner to take on certain agreements to purchase AI racks based on custom AI accelerators designed by us and the related lease agreements with a customer that enable access to compute capacity.
In connection with this arrangement, we entered into a backstop agreement with the financial partner for the customer’s lease obligations over the 5-year lease terms (the “Backstop”). The total Backstop amount increases as the AI racks are delivered and deployed and decreases as the customer makes payments on its lease obligations. In the event of a lease default by the customer, our Backstop liability will be equal to any difference between 85% of the outstanding amounts owed on the lease Backstop and the value of the AI racks received upon sale of the assets at that time. Remedies to limit our total liability exposure in a lease default include the assumption of the applicable lease, reselling the AI racks back to the seller at a fixed price under certain conditions or arranging a sale of the applicable AI racks.
Our maximum potential liability under the Backstop upon the deployment of all AI racks, on an undiscounted basis, was approximately $29 billion. The fair value of the Backstop was not material. No amounts have been paid under the Backstop. Refer to Note 10. “Commitments and Contingencies” in Part 1, Item 1 of this Form 10-Q.
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
There were no significant changes in our critical accounting estimates during the three fiscal quarters ended August 2, 2026 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Annual Report on Form 10-K.
Macroeconomic Factors
We are subject to risks and exposures from evolving macroeconomic conditions, including uncertainty and volatility in financial markets, geopolitical events, supply constraints, efforts of governments to stimulate or stabilize the economy and other unfavorable changes in economic conditions, as well as an increase in trade tensions and related tariffs with U.S. trading partners. While difficult to isolate and quantify, these risks and exposures may cause our net revenue to fluctuate significantly, disrupt supply chain operations and could affect trends in our operating results. We continuously monitor the broader impacts of these circumstances on our business, our supply chain and our results of operations.

Results of Operations
Fiscal Quarter and Three Fiscal Quarters Ended August 2, 2026 Compared to Fiscal Quarter and Three Fiscal Quarters Ended August 3, 2025
The following tables set forth our results of operations for the periods presented:

	Fiscal Quarter Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$24,279	$11,173	82%	70%
Subscriptions and services	5,312	4,779	18	30
Total net revenue	29,591	15,952	100	100
Cost of revenue:
Cost of products sold	6,983	3,098	24	19
Cost of subscriptions and services	641	606	2	4
Amortization of acquisition-related intangible assets	1,499	1,519	5	10
Restructuring charges	12	26	—	—
Total cost of revenue	9,135	5,249	31	33
Gross margin	20,456	10,703	69	67
Research and development	2,895	3,050	10	19
Selling, general and administrative	996	1,072	3	7
Amortization of acquisition-related intangible assets	507	507	2	3
Restructuring and other charges	103	187	—	1
Total operating expenses	4,501	4,816	15	30
Operating income	$15,955	$5,887	54%	37%

	Three Fiscal Quarters Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

	(In millions)		(As a percentage of net revenue)
Statements of Operations Data:
Net revenue:
Products	$55,301	$31,625	78%	69%
Subscriptions and services	15,788	14,247	22	31
Total net revenue	71,089	45,872	100	100
Cost of revenue:
Cost of products sold	15,689	8,515	22	18
Cost of subscriptions and services	1,915	1,758	3	4
Amortization of acquisition-related intangible assets	4,422	4,486	6	10
Restructuring charges	35	68	—	—
Total cost of revenue	22,061	14,827	31	32
Gross margin	49,028	31,045	69	68
Research and development	8,855	7,996	13	18
Selling, general and administrative	3,070	3,104	4	7
Amortization of acquisition-related intangible assets	1,520	1,524	2	3
Restructuring and other charges	277	445	—	1
Total operating expenses	13,722	13,069	19	29
Operating income	$35,306	$17,976	50%	39%
We included upfront license revenue of $3,465 million and $7,184 million within products revenue for the fiscal quarter and three fiscal quarters ended August 2, 2026, respectively. We included the related costs, which were immaterial, in cost of products sold. To conform to the current period presentation, we reclassified $1,916 million and $5,691 million of upfront license revenue from subscriptions and services revenue to products revenue for the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively. We also reclassified the related costs for the upfront license revenue, which were immaterial for the periods presented. See Note 2. “Revenue from Contracts with Customers” in Part I, Item 1. of this Form 10-Q for additional information.
Net Revenue
A relatively small number of customers account for a significant portion of our net revenue. Direct sales to one semiconductor solutions customer, which is a distributor, accounted for 50% and 46% of our net revenue for the fiscal quarter and three fiscal quarters ended August 2, 2026, respectively, and 32% and 30% of our net revenue for the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively.
We believe aggregate sales to our top five end customers, through all channels, accounted for approximately 55% and 50% of our net revenue for the fiscal quarter and three fiscal quarters ended August 2, 2026, respectively, and approximately 40% of our net revenue for each of the fiscal quarter and three fiscal quarters ended August 3, 2025. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top five end customers could have a material adverse effect on our business, results of operations and financial condition.
From time to time, some of our key semiconductor customers place large orders or delay orders, causing our quarterly net revenue to fluctuate significantly. This is particularly true of our products used in AI and wireless applications as fluctuations may be magnified by the timing of customer deployments, as well as product launches. For infrastructure software, the timing and extent of renewals and relative volume of customer contracts without the right to terminate causes variations in revenue recognized in each period.

The following tables set forth net revenue by segment for the periods presented:

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Net Revenue by Segment	August 2, 2026	August 3, 2025	$ Change	% Change	August 2, 2026	August 3, 2025	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$20,839	$9,166	$11,673	127%	$48,363	$25,786	$22,577	88%
Infrastructure software	8,752	6,786	1,966	29%	22,726	20,086	2,640	13%
Total net revenue	$29,591	$15,952	$13,639	86%	$71,089	$45,872	$25,217	55%

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
Net Revenue by Segment	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

	(As a percentage of net revenue)
Semiconductor solutions	70%	57%	68%	56%
Infrastructure software	30	43	32	44
Total net revenue	100%	100%	100%	100%
Net revenue from our semiconductor solutions segment increased in the fiscal quarter and three fiscal quarters ended August 2, 2026 compared to the prior year fiscal periods due to strong demand for our networking solutions, primarily custom AI accelerators and AI networking products.
Net revenue from our infrastructure software segment increased in the fiscal quarter and three fiscal quarters ended August 2, 2026 compared to the prior year fiscal periods primarily due to strong demand for our VMware Cloud Foundation (“VCF”) product, including additional license revenue recognized on contracts where customers do not have the right to terminate. As of the fiscal quarter ended August 2, 2026, we no longer have termination for convenience provisions for the majority of new software contracts.
Gross Margin
Gross margin was $20,456 million for the fiscal quarter ended August 2, 2026 compared to $10,703 million for the fiscal quarter ended August 3, 2025 and $49,028 million for the three fiscal quarters ended August 2, 2026 compared to $31,045 million for the three fiscal quarters ended August 3, 2025. The increases were primarily due to strong product demand for our AI-related semiconductor solutions.
As a percentage of net revenue, gross margin was 69% for each of the fiscal quarter and three fiscal quarters ended August 2, 2026, and 67% and 68% for the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively. The increases were primarily due to the gross margin benefit from our net revenue growth, partially offset by a higher mix of semiconductor solutions net revenue, which has a lower gross margin than infrastructure software.
Research and Development Expense
Research and development expense decreased $155 million, or 5%, for the fiscal quarter ended August 2, 2026 compared to the prior year fiscal period due to lower compensation, including stock-based compensation, resulting from a decrease in headcount, offset by higher engineering project costs.
Research and development expense increased $859 million, or 11%, for the three fiscal quarters ended August 2, 2026 compared to the prior year fiscal period primarily due to higher stock-based compensation in the current year fiscal period reflecting the full impact of a two-year equity grant in the second quarter of fiscal year 2025, and higher engineering project costs, offset by an impact from a decrease in headcount.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $76 million, or 7%, and $34 million, or 1%, for the fiscal quarter and three fiscal quarters ended August 2, 2026, respectively, compared to the prior year fiscal periods, primarily due to lower compensation resulting from a decrease in headcount.
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
Total stock-based compensation expense was $2,019 million and $2,322 million for the fiscal quarters ended August 2, 2026 and August 3, 2025, respectively. The decrease was primarily due to the impact of certain fully vested equity awards and headcount reduction. Total stock-based compensation expense was $6,287 million and $5,373 million for the three fiscal quarters ended August 2, 2026 and August 3, 2025, respectively. The increase was due to the full impact in the current year fiscal period of the Two-Year Equity Awards granted during the second quarter of fiscal year 2025.
The following table sets forth the total unrecognized compensation cost related to unvested stock-based awards outstanding and expected to vest as of August 2, 2026. The remaining weighted-average service period was 2.9 years.

Fiscal Year:	Unrecognized Compensation Cost, Net of Expected Forfeitures
(In millions)
2026 (remainder)	$2,029
2027	7,265
2028	5,178
2029	2,927
2030	822
Total	$18,221
Segment Operating Results

	Fiscal Quarter Ended				Three Fiscal Quarters Ended
Operating Income by Segment	August 2, 2026	August 3, 2025	$ Change	% Change	August 2, 2026	August 3, 2025	$ Change	% Change

	(Dollars in millions)
Semiconductor solutions	$12,770	$5,217	$7,553	145%	$29,554	$14,729	$14,825	101%
Infrastructure software	7,325	5,238	2,087	40%	18,295	15,347	2,948	19%
Unallocated expenses	(4,140)	(4,568)	428	(9)%	(12,543)	(12,100)	(443)	4%
Total operating income	$15,955	$5,887	$10,068	171%	$35,306	$17,976	$17,330	96%
Operating income from our semiconductor solutions segment increased for the fiscal quarter and three fiscal quarters ended August 2, 2026 compared to the prior year fiscal periods due to strong demand for our networking solutions, primarily custom AI accelerators and AI networking products.
Higher operating income from our infrastructure software segment in the fiscal quarter and three fiscal quarters ended August 2, 2026 compared to the prior year fiscal periods was primarily due to strong demand for our VCF product, including additional license revenue recognized on contracts where customers do not have the right to terminate. As of the fiscal quarter ended August 2, 2026, we no longer have termination for convenience provisions for the majority of new software contracts.
Unallocated expenses include stock-based compensation expense, amortization of acquisition-related intangible assets, restructuring and other charges, acquisition-related costs, and other costs, which are not used in evaluating the results of, or in allocating resources to, our segments. Unallocated expenses decreased 9% and increased 4% for the fiscal quarter and three fiscal quarters ended August 2, 2026, respectively, compared to the prior year fiscal periods due to stock-based compensation expense.
Non-Operating Income and Expenses
Interest expense. Interest expense was $778 million and $807 million for the fiscal quarters ended August 2, 2026 and August 3, 2025, respectively, and $2,355 million and $2,449 million for the three fiscal quarters ended August 2, 2026 and August 3, 2025, respectively. The decreases were primarily due to a reduction in outstanding debt balances and debt refinancing activities.

Other income, net. Other income, net includes interest income, gains and losses on investments, foreign currency remeasurement and other miscellaneous items. Other income, net, was $98 million and $205 million for the fiscal quarters ended August 2, 2026 and August 3, 2025, respectively. For the fiscal quarter ended August 3, 2025, we had a gain on the sale of a business. Other income, net, was $649 million and $333 million for the three fiscal quarters ended August 2, 2026 and August 3, 2025, respectively. For the three fiscal quarters ended August 2, 2026, we had a $315 million gain from the reversal of excise tax charges on our acquisition of VMware, Inc. (“VMware”), as the final Inflation Reduction Act of 2022 regulations exempted purchases of common stock on acquisitions from excise tax.
Provision for income taxes. The provision for income taxes was $2,187 million and $3,853 million for the fiscal quarter and three fiscal quarters ended August 2, 2026, respectively, compared to $1,145 million and $1,252 million for the fiscal quarter and three fiscal quarters ended August 3, 2025, respectively. The increase in the provision for income taxes in both the fiscal quarter and three fiscal quarters ended August 2, 2026, as compared to the prior year fiscal periods, was primarily due to higher income before income taxes.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources as well as our primary liquidity requirements and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. We believe our cash equivalents are liquid and accessible.
Our primary sources of liquidity as of August 2, 2026 consisted of: (i) $23,975 million in cash and cash equivalents, (ii) cash we expect to generate from operations and (iii) available capacity under our $7.5 billion unsecured revolving credit facility. In addition, we may also generate cash from the sale of assets, and debt or equity financings from time to time.
Our short-term and long-term liquidity requirements primarily arise from: (i) working capital requirements, (ii) research and development and capital expenditure needs, (iii) cash dividend payments (if and when declared by our Board of Directors), (iv) interest and principal payments related to our $61,079 million of outstanding indebtedness with $2,252 million principal amounts payable within 12 months, (v) payment of income taxes, (vi) discretionary stock repurchases, (vii) business acquisitions and investments we may make from time to time, and (viii) potential financing arrangements. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
We believe that our cash and cash equivalents on hand, cash flows from operations and our revolving credit facility will provide sufficient liquidity to operate our business and fund our current obligations for at least the next 12 months. For additional information regarding our cash requirement from indebtedness, contractual commitments and backstops, see Note 6. “Borrowings” and Note 10. “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q.
From time to time, we engage in discussions with third parties regarding potential acquisitions of, or investments in, businesses, technologies and product lines. Any such transaction, or evaluation of potential transactions, could require significant use of our cash and cash equivalents, or we may elect to issue additional debt or equity securities to fund such transactions. If we do not have sufficient cash to fund our operations or finance growth opportunities, including acquisitions, expansions of new business strategies and models, or unanticipated capital expenditures, our business and financial condition could suffer. In addition, we have provided a backstop and may continue to enter into similar financing arrangements, which increases our exposure to counterparty credit risk.
At times we manage our indebtedness through financings, redemptions, repayments, exchanges, tender offers and other transactions. Such transactions will depend on prevailing market conditions, our liquidity requirements, the terms of indentures, contractual restrictions and other factors. We cannot assure you that such additional financing will be available on terms acceptable to us or at all. Our ability to service our outstanding indebtedness and any other indebtedness we may incur will depend on our ability to generate cash in the future.
Working Capital
Working capital increased to $31,335 million at August 2, 2026 from $13,059 million at November 2, 2025. The increase was primarily attributable to the following:
•Cash and cash equivalents increased to $23,975 million at August 2, 2026 from $16,178 million at November 2, 2025, primarily due to $32,950 million in net cash provided by operating activities, offset in part by $9,281 million of dividend payments, $8,450 million of stock repurchases and $6,054 million of net debt payments.
•Trade accounts receivable, net increased to $13,707 million at August 2, 2026 from $7,145 million at November 2, 2025 primarily due to higher semiconductor revenue and the timing of collections.
•Other current assets increased to $9,968 million at August 2, 2026 from $5,980 million at November 2, 2025 primarily from higher software contract assets and an increase in prepaid expenses.
•Inventory increased to $4,523 million at August 2, 2026 from $2,270 million at November 2, 2025 primarily to support higher expected shipments for AI-related semiconductor solutions.
These increases in working capital were offset in part by the following:
•Accounts payable increased to $4,000 million at August 2, 2026 from $1,560 million at November 2, 2025 primarily due to the timing of inventory purchases and payments.
•Other current liabilities increased to $13,080 million at August 2, 2026 from $11,673 million at November 2, 2025 primarily from higher income tax payable.
Capital Returns

	Three Fiscal Quarters Ended
Cash Dividends Declared and Paid	August 2, 2026	August 3, 2025

	(In millions, except per share data)
Dividends per share to common stockholders	$1.95	$1.77
Dividends to common stockholders	$9,281	$8,345
In April 2025, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock through December 31, 2025, which was subsequently extended through December 31, 2026 and increased to $11 billion. In March 2026, our Board of Directors authorized a stock repurchase program to repurchase up to $10 billion of our common stock from time to time through December 31, 2026. During the three fiscal quarters ended August 2, 2026 and August 3, 2025, we repurchased and retired 25 million and 16 million shares for $8,450 million and $2,450 million, respectively. As of August 2, 2026, $10.1 billion of the authorized amount remained available for repurchase.
During the three fiscal quarters ended August 3, 2025, we paid $3,860 million in employee withholding taxes due upon the vesting of net settled equity awards and withheld 17 million shares from employees in connection with such net share settlements. In the current year fiscal period, we settled withholding taxes upon the vesting of employee equity awards using proceeds from the sale of a portion of the vested shares.
Cash Flows

	Three Fiscal Quarters Ended
	August 2, 2026	August 3, 2025

	(In millions)
Net cash provided by operating activities	$32,950	$19,834
Net cash used in investing activities	(1,436)	(213)
Net cash used in financing activities	(23,717)	(18,251)
Net change in cash and cash equivalents	$7,797	$1,370
Operating Activities
Cash flows from operating activities consist of net income adjusted for certain non-cash and other items and changes in assets and liabilities. The $13,116 million increase in cash provided by operations during the three fiscal quarters ended August 2, 2026 compared to the prior year fiscal period was primarily due to $15,139 million higher net income and $782 million higher non-cash adjustments primarily from higher stock-based compensation, offset in part by $2,805 million from changes in operating assets and liabilities.
Investing Activities
Cash flows from investing activities primarily consist of capital expenditures, proceeds and payments related to investments and divestitures. The $1,223 million increase in cash used in investing activities during the three fiscal quarters ended August 2, 2026 compared to the prior year fiscal period was due to higher capital expenditures and an increase in net purchases of short-term investments. The prior year fiscal period also included proceeds from a sale of a business.

Financing Activities
Cash flows from financing activities primarily consist of proceeds and payments related to our borrowings, dividend payments, authorized stock repurchases, and employee withholding tax payments related to net settled equity awards. The $5,466 million increase in cash used in financing activities during the three fiscal quarters ended August 2, 2026 compared to the prior year fiscal period was primarily due to a $6,000 million increase in stock repurchases and a $2,397 million increase in debt payments, net of issuances, offset in part by $3,860 million of employee withholding tax payments related to net settled equity awards in the prior year fiscal period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risks from the information presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in the 2025 Annual Report on Form 10-K, except as disclosed below.
Interest Rate Risk
Changes in interest rates affect the fair value of our outstanding borrowings. As of August 2, 2026 and November 2, 2025, we had $61.1 billion and $67.1 billion in principal amount of borrowings outstanding, and the estimated aggregate fair value of these borrowings was $56.0 billion and $64.6 billion, respectively. As of August 2, 2026 and November 2, 2025, a hypothetical 50 basis point change in market interest rates would change the fair value of our borrowings by approximately $1.7 billion and $1.9 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on our borrowings outstanding. To hedge variability of cash flows due to changes in the benchmark interest rate of anticipated future debt issuances, we have entered, and in the future may enter, into treasury rate lock contracts.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of August 2, 2026. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of August 2, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
A general weakening of the economy globally or in a particular region or industry, uncertainty and volatility in financial markets, efforts of governments to stimulate or stabilize the economy or to achieve specific policy objectives such as onshoring of semiconductor manufacturing and other unfavorable changes in economic conditions, such as inflation, higher interest rates, tightening of the credit markets, recession or slowing growth, as well as an increase in geopolitical conflicts, trade tensions and related tariffs with U.S. trading partners, could negatively impact our business, financial condition, cash flows and liquidity. In addition, unfavorable or volatile economic conditions or credit markets could adversely affect the ability of our customers and other AI infrastructure participants to obtain financings necessary for their anticipated capital expenditures which could adversely affect our business, financial condition, cash flows and liquidity. Adverse global economic conditions have from time to time caused or exacerbated significant slowdowns in the industries and markets in which we operate, which have adversely affected our business and results of operations. Macroeconomic weakness and uncertainty may also make it more difficult to accurately forecast operating results, and market volatility stemming from current macroeconomic events may materially impact our cash flow and our ability to raise or refinance debt at favorable rates. An escalation of trade tensions between the U.S. and its trading partners may continue to result in trade restrictions and increased protectionism on both ends that harm our ability to participate in some markets or compete effectively.
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
The semiconductor industry is highly cyclical and is subject to rapid price increase or erosion, wide fluctuations in product supply and demand, constant and rapid technological change and evolving technical standards and product applications. The semiconductor industry is undergoing profound change due to the adoption and proliferation of AI and has experienced a significant upturn, which may not be sustainable due to a market correction, the perceived existence of an AI spending "bubble" or other factors. The growth of AI is creating pressure on the semiconductor industry to timely design, manufacture and deliver semiconductor products and solutions to meet customer demand for computing power and AI infrastructure. If our AI customers substantially reduce their business or AI infrastructure plans, substantially cancel, reduce or delay their orders, or are unable to generate a profit required to support their expenditures, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or stock price. In addition, some of these AI customers may have constrained resources or capital and may be unable to pay for their required AI infrastructure and/or utilize alternative financing arrangements, including through our AI XPV platform, or novel or deferred payment models from their vendors and suppliers, which could cause additional counterparty credit risk and may negatively impact our business, financial condition or results of operations.
A significant reduction in demand from certain customers or loss of one or more of our significant customers may adversely affect our business.
We have historically depended on a small number of end customers, original equipment manufacturers (“OEMs”), their respective contract manufacturers (“CMs”) and certain distributors for a majority of our business and revenue. For the three fiscal quarters ended August 2, 2026, sales to distributors accounted for 56% of our net revenue. We believe aggregate sales, through all channels, to our top five end customers accounted for approximately 50% of our net revenue for the three fiscal quarters ended August 2, 2026. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material adverse developments experienced by these customers. In addition, some customers may cancel, reduce or delay their orders or decline to purchase from us due to reduced capital expenditure spending, changes in their business strategy, lack of access to sufficient capital, delayed or cancelled AI infrastructure buildouts, downturn in their business, governmental actions such as being designated a “supply chain risk,” purchases from our competitors or their internal development of competing products or customer-owned tooling.
When our semiconductor customers agree to purchase specific quantities of products or source an agreed portion of their product needs from us, those customers from time to time may not or do not purchase the amount of product we expect. Moreover, our top customers, including our AI solutions customers, may make and have made greater demands on us with regards to pricing and contractual terms, such as seeking to lease our custom AI accelerators or XPUs or requiring us to purchase and then lease to them full AI racks or systems based on our XPUs instead of purchasing these chips or racks directly, as well as alternative financing arrangements for such leases, including through our AI XPV platform, or other novel or deferred payment models. As a result, we may not generate the amount of revenue or free cash flow or achieve the level of profitability that we or investors expect under such arrangements. In addition, such arrangements may impose and have imposed financial obligations, including backstops or guarantees, upon us or increase our exposure to counterparty credit risk and a decrease in value of the underlying assets, failure to mitigate these risks could negatively impact our business, financial condition or results of operations. The loss of, or any substantial reduction in our sales to, any of our top customers, including our customers for our custom AI accelerators or XPUs or AI racks or systems based on our XPUs, could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.
A slow or the unsuccessful return on our investments in research and development, expansion of our business strategy or adoption of new business models could materially adversely affect our business, financial condition, cash flows and margins.
The industries in which we compete are characterized by rapid technological change, new technological developments such as AI and cloud computing, changes in customer requirements, frequent new product introductions and enhancements, short product cycles, including due to AI-generated efficiencies, evolving industry standards, and new delivery methods, and subject to market conditions. To compete successfully in the semiconductor industry, we must continue to develop and respond to technological advancements and requirements, such as lower power consumption, higher bandwidth and large compute clusters, and we have, from time to time, evolved our business strategy and adopted new business models to address the needs and challenges of our customers and market conditions. Failure to successfully develop increasingly advanced technologies, including our custom AI accelerators or XPUs, network switches and other AI-related products, could impair our competitive position.
In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development, evolve our business strategy and adopt new business models. If we fail to timely develop new and enhanced products and technologies, if we focus on technologies that do not become widely adopted, if new competitive technologies that we do not support become widely accepted, if we are unable to successfully evolve our business strategy or execute on our new business models such as those that enable our customers to access additional compute capacity, including through the purchase and leasing of AI racks or systems, or our customers proceed with customer-owned tooling, the demand for our products and solutions such as our custom AI accelerators or XPUs, network switches or other AI-related products may be reduced. To support our new business strategies or models, we have entered and may continue to enter into purchasing, leasing or other arrangements with customers or other third-parties. These arrangements could increase our costs and operational complexity and our exposure to counterparty credit risk and a decrease in value of the underlying assets. Slow or unsuccessful investments in our research and development efforts or expansion or modification of our business strategies and models and incurring significant expenses would have a negative impact on our business, financial condition, cash flow and margins.
Dependence on contract manufacturing and suppliers of critical components within our supply chain may adversely affect our ability to bring products to market, damage our reputation and adversely affect our results of operations.
We operate a primarily outsourced manufacturing business model that principally utilizes CMs, such as third-party wafer foundries. Our semiconductor products require wafer manufacturers with state-of-the-art fabrication equipment and techniques and critical components within our supply chain, such as memory chips, and most of our products are designed to be manufactured in a specific process, typically at one particular fab or foundry, either our own or with a particular CM. Qualifying and establishing reliable production at acceptable yields with a new CM, if at all, is a lengthy and often expensive process.
We depend on our CMs to allocate sufficient manufacturing and packaging capacity and critical components to meet our needs, to produce products of acceptable quality at acceptable yields and prices, and to deliver those products to us on a timely basis. We may enter into long-term capacity commitments with our CMs, but generally our manufacturing services are on a purchase order basis with no minimum quantities. Further, from time to time, our CMs may raise their prices, or cease to or become unable to manufacture a component for us, and have had and may continue to have capacity and memory constraints in times of unprecedented demand. Our CMs may also fail to timely develop or successfully implement new, advanced manufacturing processes, including transitions to smaller geometry process technologies.
During the three fiscal quarters ended August 2, 2026, approximately 95% of the wafers manufactured by our CMs were produced by Taiwan Semiconductor Manufacturing Company Limited (“TSMC”). We believe our wafer requirements represent a meaningful portion of TSMC’s total production capacity. However, TSMC also fabricates wafers for other companies, including some of our competitors, and could choose or be required to materially prioritize capacity for other customers or reduce or eliminate deliveries to us on short notice. In addition, TSMC has raised, and may in the future raise, their prices to manufacture our wafers.
If any of the foregoing circumstances occur, we may be unable to meet our customers’ demand, or to the same extent as our competitors, fail to meet our contractual obligations or forgo revenue opportunities. This could damage our relationships with our customers, result in litigation for alleged failure to meet our obligations, or result in payment of significant damages, and our net revenue could decline, adversely affecting our business, financial condition and results of operations, including gross margin.
We purchase a significant amount of the materials, including components, used in our products from a limited number of suppliers.
Our manufacturing processes and those of our CMs rely on many materials, including memory chips, silicon, gallium arsenide and indium phosphide (“InP”) wafers, copper lead frames, precious and rare earth metals, mold compound, ceramic packages, various chemicals and gases, and other components. During the three fiscal quarters ended August 2, 2026, we purchased more than three-quarters of our manufacturing materials from five materials suppliers, some of which are single source suppliers. The lead time needed to identify and qualify a new supplier is typically lengthy and there is often no readily available alternative source. We do not generally have long-term contracts with our materials suppliers and substantially all of our purchases are on a purchase order basis. Suppliers have previously, and may in the future, extend lead times, limit supplies, place materials on allocation, increase prices, or prioritize supplies for other customers, including with respect to memory chips, which have previously disrupted supply or increased demand in the industry. If we are unable to timely obtain sufficient quantities of materials, or we are unable to pass on increases in the cost of materials, we may be unable to fully meet our customers’ demand and our results of operations, including gross margin, may be negatively impacted. Additionally, the supply of these materials has been, from time to time, impacted by increased trade tensions between the U.S. and its trading partners, particularly China, and the uncertainty due to evolving trade restrictions. Any such supply constraints could result in loss of revenue opportunities and adversely impact our business, financial condition and results of operations.

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
The timing of design wins is unpredictable and implementing production for a particular design win or multiple design wins at the same time, such as for our custom AI accelerators or XPUs, network switches and other AI-related products, may strain our resources and those of our CMs. Some of our customers also have constrained resources or capital but require immediate availability of our custom XPUs. We have dedicated, and expect to continue dedicating, significant additional resources to evolve our business strategy or execute on our new business models such as those that enable our customers to access additional compute capacity with alternative financing arrangements, including through our AI XPV platform, or novel or deferred payment models, which could result in additional costs, expenses, counterparty credit risk, and reduced gross margin and cash flows.
Failure to adjust our manufacturing and supply chain to meet customer demand could adversely affect our results of operations.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on CMs and outsourcing, internal fabrication utilization and other resource requirements, and evolving our business strategy or adopting new business models such as those that enable our customers to access additional compute capacity, including through the purchase and leasing of AI racks or systems based on our XPUs, based on customer requirements or estimates thereof, which may not be accurate and could rapidly change. Many factors could impact our estimates of customers’ demands, including changes in product development cycles, competing technologies and product releases, new or unexpected end-user products or applications, such as demand for AI-related products and solutions, and changes in business, regulatory, market and economic conditions. Our customers may also underestimate or be unable to obtain or develop the data center infrastructure or related power or water capacity needed to address end-user demand, which may impact our ability to timely satisfy their requirements. In addition, where our products are part of larger infrastructure projects like data centers, any supply constraints or availability issues with respect to any one component may impact our revenue or our results of operations. The Creating Helpful Incentives to Produce Semiconductors for America Act could also result in an increase in supply leading to excess inventory and a decrease in average selling prices. If we are unable to timely respond to changes in customer demand or execute on new business strategies or models, this could damage our customer relationships, harm our reputation, prevent us from taking advantage of opportunities and adversely impact our business, financial condition and results of operations.
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
Our gross margin is dependent on a number of factors, including our product mix, spending priorities, supply constraints and adoption of a new business model.
Our gross margin is highly dependent on our product mix, as well as the timing and amount of our revenue from our semiconductor solutions, software licensing and other products or solutions. In addition, increased competition and the existence of product alternatives, more complex engineering requirements, lower demand, shifts in spending priorities, constrained resources or capital of our customers, supply constraints, increased costs, unfavorable changes in economic or market conditions, industry oversupply or undersupply, or reductions in our technological lead compared to our competitors, and other factors have in the past and may in the future lead to further price erosion, lower revenue and lower gross margin. The gross margin for our semiconductor solutions has typically been lower than our infrastructure software solutions. The sale of our custom AI accelerators or XPUs, network switches and other AI-related products, including the sale or leasing of AI racks or systems based on our XPUs, will likely increase our operating margin but compress or lower future gross margin, which would adversely impact our stock price.
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
As a critical vendor in the digital supply chain for both governmental entities and critical infrastructure operators, we and our products may be targeted by those seeking to threaten the confidentiality, integrity and availability of systems supporting essential public services, which could have a material adverse effect on our business, profitability and financial condition. Geopolitical instability has increased and may continue to increase the likelihood that we will experience direct or collateral consequences from cyber conflicts between nation-states or other politically motivated actors targeting critical technology infrastructure.
Accidental or willful security breaches or other unauthorized access to our information systems or the systems of our service providers and business partners, or the existence of computer viruses or malware (such as ransomware) in our or their data or software have in the past exposed, and could in the future expose, us to a risk of information loss, business disruption, and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees or third parties. Such an incident or delay in our mitigation or remediation of such incident could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, significant remediation costs, disruption of key business operations and significant diversion of our resources, as well as fines and other sanctions resulting from any regulatory non-compliance, any of which could have a material adverse effect on our business, profitability and financial condition. While we may be entitled to damages if our vendors fail to perform under their agreements with us, any award may be insufficient to cover the actual costs incurred by us and, as a result of a vendor’s failure to perform, we may be unable to collect any damages.
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
We must maintain appropriate capacity and product yields at our own manufacturing facilities to meet anticipated customer demand. From time to time, this requires us to invest in new, expanded or improved facilities, which may not be sufficient or in time, to meet customer demand and we may have to put customers on product allocation, forgo sales or lose customers as a result. Conversely, if we overestimate customer demand, we would experience excess capacity and fixed costs for these facilities will not be fully absorbed, which could adversely affect our results of operations. Similarly, reduced product yields, due to design or manufacturing issues or otherwise, may involve significant time and cost to remedy and cause delays in our ability to supply products to our customers, all of which could cause us to forgo sales, incur liabilities or lose customers, and harm our results of operations.
We are subject to risks associated with our distributors and other channel partners, including product inventory levels and product sell-through.
We sell our products through a direct sales force and a select network of distributors and other channel partners globally. Sales to distributors accounted for 56% of our net revenue in the three fiscal quarters ended August 2, 2026 and are subject to a number of risks, including:
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
Many of our existing software customers have multi-year enterprise software license agreements, some of which involve substantial aggregate fee amounts. These customers often do not have a contractual obligation to purchase additional solutions. The failure or inability to renew customer agreements of similar scope, on terms that are commercially attractive to us, could materially adversely affect our business, financial condition, operating results and cash flow. In addition, our customer agreements generally do not permit termination for convenience and accounting for such contracts can cause material variations in revenue recognized in each period and our operating results to fluctuate from time to time.
Our use of open source software in certain software and services could materially adversely affect our business, financial condition, operating results and cash flow.
Many of our software solutions and services incorporate open source software, the use of which may subject us to certain conditions, including the obligation to offer proprietary source code in such software for no cost or to make the proprietary source code of such software publicly available. Open source licenses are generally “as-is” and do not provide warranties, support or assurance of title or controls on origin, which may expose us to potential liability if the software fails to work or has security vulnerabilities.
Although we monitor our use of open source software to avoid subjecting our software to unintended conditions and security vulnerabilities, we may receive third-party claims regarding our compliance with the conditions of such open source licenses and we may be required to take steps to remedy an alleged infringement or noncompliance, including modifying or releasing our source code or paying damages.
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
The industries in which we operate are highly competitive and characterized by rapid technological changes, evolving industry standards, changes in customer requirements, often aggressive pricing practices and, in some cases, new delivery methods. Competition in these industries continues to increase as existing competitors improve or expand their product offerings, as new competitors, including our customers, enter our markets or as AI continues to advance and be integrated into the markets in which we compete. To remain competitive, we seek to evolve our business strategy or adopt new business models from time to time, such as those that enable our customers to access additional compute capacity, that may require significant financial resources, which could have a material adverse effect on our results of operations. Moreover, we may offer and have offered alternative financing arrangements, including through our AI XPV platform, or other novel or deferred payment models for the leasing of AI racks or systems based on our XPUs to effectively compete, which could have a material adverse effect on our revenue, free cash flow and gross margin and expose us to counterparty credit risk.
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
The industries in which we operate are characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and vigorously pursuing, protecting and enforcing IP rights, including actions by patent-holding companies that do not make or sell products. From time to time, third parties assert against us and our customers and distributors their IP rights to technologies that are important to our business. We may be required to indemnify our customers or purchasers for third-party IP infringement claims, including defense costs and damages on adverse rulings, while our CMs and suppliers are not always obligated to indemnify us in turn. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. If any pending or future proceedings result in an adverse outcome, we could be required to:
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
From time to time, we require significant expenditures to support our growth and respond to business challenges, and as a result we have additional cash requirements to support the payment of interest on our outstanding indebtedness. As of August 2, 2026, the aggregate indebtedness was $61,079 million. Our substantial indebtedness and the instruments governing our indebtedness could have important consequences including:
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

Furthermore, we have entered into and may enter into financing arrangements where we provide a backstop or a guarantee to support our strategic initiatives or other corporate purposes, which could increase our fixed obligations, expose us to additional counterparty credit risk and a decrease in value of the underlying assets, have a negative impact on our financial condition and reduce our financial and business flexibility.
We receive debt ratings from the major credit rating agencies in the U.S., and any downgrade in our credit rating or the ratings of our indebtedness, including due to backstops or guarantees and other financing arrangements, or adverse conditions in the debt capital markets, could materially adversely affect our business, financial condition and results of operations and restrict our ability to obtain financing at favorable rates. In addition, the current market volatility may adversely impact our ability to manage our debt, including through borrowing at favorable interest rates or due to reduced cash flows.
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
•announcements of, or expectations of, additional debt or equity financing transactions or other financing arrangements;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
On July 2, 2026, Amie Thuener, our Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act that provides for the sale of 50% of the shares (net of tax withholding) resulting from the vesting of (i) up to 150,000 shares of Broadcom common stock and (ii) any future equity awards granted during the term of the trading plan. The trading plan will expire on September 28, 2027, subject to early termination for certain specified events set forth in the trading plan.

Item 6. Exhibits
EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of May 26, 2022, by and among Broadcom Inc., VMware, Inc., Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC.	8-K	001-38449	2.1	05-26-2022
3.1		Amended and Restated Certificate of Incorporation (including all amendments thereto).	10-Q	001-38449	3.1	09-11-2024
3.2		Amended and Restated Bylaws.	8-K12B	001-38449	3.2	04-04-2018
4.1		Form of Common Stock Certificate.	10-Q	001-38449	4.1	06-14-2018
4.2		Description of Common Stock.	10-K	001-38449	4.2	12-20-2024
4.3		Indenture, dated as of January 19, 2017, by and among the Broadcom Corporation and Broadcom Cayman Finance Limited (the “Co-Issuers”), the guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-37690	4.1	01-20-2017
4.4		First Supplemental Indenture to the January 2017 Indenture, dated as of April 9, 2018.	8-K	001-38449	4.1	04-09-2018
4.5		Second Supplemental Indenture to the January 2017 Indenture, dated as of January 25, 2019.	8-K	001-38449	4.1	01-25-2019
4.6		Indenture, dated as of October 17, 2017, by and among the Co-Issuers, the guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-37690	4.1	10-17-2017
4.7		Supplemental Indenture to the October 2017 Indenture, dated as of April 9, 2018.	8-K	001-38449	4.2	04-09-2018
4.8		Second Supplemental Indenture to the October 2017 Indenture, dated as of January 25, 2019.	8-K	001-38449	4.2	01-25-2019
4.9		Form of 3.500% Senior Notes due 2028 (included in Exhibit 4.6).	8-K	001-37690	4.1	10-17-2017
4.10		Indenture, dated as of April 5, 2019, by and among the Company as Issuer, Broadcom Technologies Inc., Broadcom Corporation and Broadcom Cayman Finance Limited, and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-05-2019
4.11		Form of 4.750% Senior Notes due 2029 (included in Exhibit 4.10).	8-K	001-38449	4.1	04-05-2019
4.12		Indenture, dated as of April 9, 2020, by and among the Company, as Issuer, Broadcom Technologies Inc. and Broadcom Corporation (the “2020 Guarantors”), and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-09-2020
4.13		Form of 5.000% Senior Notes due 2030 (included in Exhibit 4.12).	8-K	001-38449	4.1	04-09-2020
4.14		Indenture, dated as of May 8, 2020, by and among the Company as Issuer, the 2020 Guarantors, and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	05-08-2020
4.15		Form of 3.150% Senior Notes due 2025 (included in Exhibit 4.14).	8-K	001-38449	4.1	05-08-2020
4.16		Form of 4.150% Senior Notes due 2030 (included in Exhibit 4.14).	8-K	001-38449	4.1	05-08-2020
4.17		Form of 4.300% Senior Notes due 2032 (included in Exhibit 4.14).	8-K	001-38449	4.1	05-08-2020
4.18		Indenture, dated as of May 21, 2020, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	05-21-2020
4.19		Form of 3.459% Senior Notes due 2026 (included in Exhibit 4.18).	8-K	001-38449	4.1	05-21-2020
4.20		Indenture, dated as of January 19, 2021, by and among the Company, the 2020 Guarantors and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	01-19-2021
4.21		Form of 1.950% Senior Notes due 2028 (included in Exhibit 4.20).	8-K	001-38449	4.1	01-19-2021
4.22		Form of 2.450% Senior Notes due 2031 (included in Exhibit 4.20).	8-K	001-38449	4.1	01-19-2021
4.23		Form of 2.600% Senior Notes due 2033 (included in Exhibit 4.20).	8-K	001-38449	4.1	01-19-2021
4.24		Form of 3.500% Senior Notes due 2041 (included in Exhibit 4.20).	8-K	001-38449	4.1	01-19-2021
4.25		Form of 3.750% Senior Notes due 2051 (included in Exhibit 4.20).	8-K	001-38449	4.1	01-19-2021
4.26		Indenture, dated as of March 31, 2021, by and between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	03-31-2021
4.27		Form of 3.419% Senior Notes due 2033 (included in Exhibit 4.26).	8-K	001-38449	4.1	03-31-2021
4.28		Form of 3.469% Senior Notes due 2034 (included in Exhibit 4.26).	8-K	001-38449	4.1	03-31-2021
4.29		Indenture, dated as of September 30, 2021, by and between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	09-30-2021
4.30		Supplemental Indenture No. 1, dated as of June 3, 2026, by and between the Company and Wilmington Trust, National Association, as trustee.	10-Q	001-38449	4.30	06-09-2026
4.31		Form of 3.137% Senior Notes due 2035 (included in Exhibit 4.29).	8-K	001-38449	4.1	09-30-2021
4.32		Form of 3.187% Senior Notes due 2036 (included in Exhibit 4.29).	8-K	001-38449	4.1	09-30-2021
4.33		Indenture, dated April 14, 2022, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-15-2022
4.34		Form of 4.00% Senior Notes due 2029 (included in Exhibit 4.33).	8-K	001-38449	4.1	04-15-2022
4.35		Form of 4.15% Senior Notes due 2032 (included in Exhibit 4.33).	8-K	001-38449	4.1	04-15-2022
4.36		Indenture, dated April 18, 2022, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	04-18-2022
4.37		Form of 4.926% Senior Notes due 2037 (included in Exhibit 4.36).	8-K	001-38449	4.1	04-18-2022
4.38		Registration Rights Agreement, dated April 18, 2022, between the Company and Barclays Capital Inc., BBVA Securities Inc., BNP Paribas Securities Corp. and J.P. Morgan Securities LLC, as dealer-managers in connection with the April 2022 Exchange Offer.	8-K	001-38449	4.3	04-18-2022
4.39		Indenture, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.1	07-12-2024
4.40		Supplemental Indenture No. 1, dated July 12, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	07-12-2024
4.41		Form of 5.050% Senior Notes due 2027 (included in Exhibit 4.40).	8-K	001-38449	4.2	07-12-2024
4.42		Form of 5.050% Senior Notes due 2029 (included in Exhibit 4.40).	8-K	001-38449	4.2	07-12-2024
4.43		Form of 5.150% Senior Notes due 2031 (included in Exhibit 4.40).	8-K	001-38449	4.2	07-12-2024
4.44		Supplemental Indenture No. 2, dated October 2, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	10-02-2024
4.45		Form of 4.350% Senior Notes due 2030 (included in Exhibit 4.44).	8-K	001-38449	4.2	10-02-2024
4.46		Form of 4.550% Senior Notes due 2032 (included in Exhibit 4.44).	8-K	001-38449	4.2	10-02-2024
4.47		Form of 4.800% Senior Notes due 2034 (included in Exhibit 4.44).	8-K	001-38449	4.2	10-02-2024
4.48		Supplemental Indenture No. 3, dated January 10, 2025, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	01-10-2025
4.49		Form of 4.800% Senior Notes due 2028 (included in Exhibit 4.48).	8-K	001-38449	4.2	01-10-2025
4.50		Form of 5.050% Senior Notes due 2030 (included in Exhibit 4.48).	8-K	001-38449	4.2	01-10-2025
4.51		Form of 5.200% Senior Notes due 2032 (included in Exhibit 4.48).	8-K	001-38449	4.2	01-10-2025
4.52		Supplemental Indenture No. 4, dated July 11, 2025, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	07-11-2025
4.53		Form of 4.600% Senior Notes due 2030 (included in Exhibit 4.52).	8-K	001-38449	4.2	07-11-2025
4.54		Form of 4.900% Senior Notes due 2032 (included in Exhibit 4.52).	8-K	001-38449	4.2	07-11-2025
4.55		Form of 5.200% Senior Notes due 2035 (included in Exhibit 4.52).	8-K	001-38449	4.2	07-11-2025
4.56		Supplemental Indenture No. 5, dated September 29, 2025, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	09-29-2025
4.57		Form of 4.200% Senior Notes due 2030 (included in Exhibit 4.56).	8-K	001-38449	4.2	09-29-2025
4.58		Form of 4.800% Senior Notes due 2036 (included in Exhibit 4.56).	8-K	001-38449	4.2	09-29-2025
4.59		Form of 4.900% Senior Notes due 2038 (included in Exhibit 4.56).	8-K	001-38449	4.2	09-29-2025
4.60		Supplemental Indenture No. 6, dated January 13, 2026, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-38449	4.2	1-13-2026
4.61		Form of 4.300% Senior Notes due 2031 (included in Exhibit 4.60).	8-K	001-38449	4.2	1-13-2026
4.62		Form of 4.600% Senior Notes due 2033 (included in Exhibit 4.60).	8-K	001-38449	4.2	1-13-2026
4.63		Form of 4.950% Senior Notes due 2036 (included in Exhibit 4.60).	8-K	001-38449	4.2	1-13-2026
4.64		Form of 5.700% Senior Notes due 2056 (included in Exhibit 4.60).	8-K	001-38449	4.2	1-13-2026
10.1	+	Severance Benefit Agreement, dated June 12, 2026, between Broadcom Inc. and Amie Thuener.					X
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH		Inline XBRL Schema Document					X
101.CAL		Inline XBRL Calculation Linkbase Document					X
101.DEF		Inline XBRL Definition Linkbase Document					X
101.LAB		Inline XBRL Labels Linkbase Document					X
101.PRE		Inline XBRL Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL)					X
Notes:
+		Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADCOM INC.
By:	/s/ Amie Thuener
Amie Thuener
Chief Financial Officer
Date: September 9, 2026